Form 10-Q
period 2020-09-30
ViacomCBS Inc.
filed 2020-11-06
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at November 3, 2020:
Class A Common Stock, par value $.001 per share— 52,266,444
Class B Common Stock, par value $.001 per share— 564,979,589

VIACOMCBS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$6,116	$6,698	$19,060	$20,941
Costs and expenses:
Operating	3,634	3,959	11,184	12,417
Selling, general and administrative	1,373	1,473	3,936	4,157
Depreciation and amortization	98	108	335	323
Restructuring and other corporate matters	52	122	443	307
Total costs and expenses	5,157	5,662	15,898	17,204
Gain on sale of assets	—	—	—	549
Operating income	959	1,036	3,162	4,286
Interest expense	(259)	(246)	(763)	(723)
Interest income	14	19	39	53
Loss on extinguishment of debt	(23)	—	(126)	—
Other items, net	(20)	(27)	(47)	(2)
Earnings from continuing operations before income taxes and equity in loss of investee companies	671	782	2,265	3,614
(Provision) benefit for income taxes	(38)	(126)	(377)	9
Equity in loss of investee companies, net of tax	(9)	(14)	(30)	(53)
Net earnings from continuing operations	624	642	1,858	3,570
Net earnings from discontinued operations, net of tax	3	4	14	23
Net earnings (ViacomCBS and noncontrolling interests)	627	646	1,872	3,593
Net earnings attributable to noncontrolling interests	(12)	(16)	(260)	(27)
Net earnings attributable to ViacomCBS	$615	$630	$1,612	$3,566

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$612	$626	$1,598	$3,543
Net earnings from discontinued operations, net of tax	3	4	14	23
Net earnings attributable to ViacomCBS	$615	$630	$1,612	$3,566

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.99	$1.02	$2.60	$5.76
Net earnings from discontinued operations	$—	$.01	$.02	$.04
Net earnings	$1.00	$1.02	$2.62	$5.80

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.99	$1.01	$2.59	$5.74
Net earnings from discontinued operations	$—	$.01	$.02	$.04
Net earnings	$1.00	$1.02	$2.61	$5.78

Weighted average number of common shares outstanding:
Basic	616	615	615	615
Diluted	618	617	617	617
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net earnings (ViacomCBS and noncontrolling interests)	$627	$646	$1,872	$3,593
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	72	(68)	5	(60)
Net actuarial loss and prior service costs	17	17	52	46
Other comprehensive income (loss), net of tax (ViacomCBS and noncontrolling interests)	89	(51)	57	(14)
Comprehensive income	716	595	1,929	3,579
Less: Comprehensive income attributable to noncontrolling interests	12	16	257	29
Comprehensive income attributable to ViacomCBS	$704	$579	$1,672	$3,550
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$3,086	$632
Receivables, net	6,946	7,206
Programming and other inventory	1,869	2,876
Prepaid and other current assets	1,256	1,188
Total current assets	13,157	11,902
Property and equipment, net	1,994	2,085
Programming and other inventory	9,365	8,652
Goodwill	16,995	16,980
Intangible assets, net	2,832	2,993
Operating lease assets	1,795	1,939
Deferred income tax assets, net	1,007	939
Other assets	4,020	4,006
Assets held for sale	260	23
Total Assets	$51,425	$49,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$436	$667
Accrued expenses	1,765	1,760
Participants’ share and royalties payable	2,100	1,977
Accrued programming and production costs	1,125	1,500
Deferred revenues	710	739
Debt	18	717
Other current liabilities	1,609	1,688
Total current liabilities	7,763	9,048
Long-term debt	19,703	18,002
Participants’ share and royalties payable	1,396	1,546
Pension and postretirement benefit obligations	2,045	2,121
Deferred income tax liabilities, net	816	500
Operating lease liabilities	1,769	1,909
Program rights obligations	266	356
Other liabilities	2,226	2,494
Redeemable noncontrolling interest	196	254

Commitments and contingencies (Note 15)

ViacomCBS stockholders’ equity:
Class A Common Stock, par value $.001 per share; 55 shares authorized; 52 (2020 and 2019) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,067 (2020) and 1,064 (2019) shares issued	1	1
Additional paid-in capital	29,719	29,590
Treasury stock, at cost; 503 (2020) and 501 (2019) Class B shares	(22,958)	(22,908)
Retained earnings	9,704	8,494
Accumulated other comprehensive loss	(1,910)	(1,970)
Total ViacomCBS stockholders’ equity	14,556	13,207
Noncontrolling interests	689	82
Total Equity	15,245	13,289
Total Liabilities and Equity	$51,425	$49,519
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2020	2019
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$1,872	$3,593
Less: Net earnings from discontinued operations, net of tax	14	23
Net earnings from continuing operations	1,858	3,570
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	335	323
Deferred tax provision (benefit)	176	(506)
Stock-based compensation	191	171
Gain on sale of assets	—	(549)
Gains from investments	(32)	(89)
Loss on extinguishment of debt	126	—
Equity in loss of investee companies, net of tax and distributions	34	58
Change in assets and liabilities	(123)	(1,289)
Net cash flow provided by operating activities	2,565	1,689
Investing Activities:
Investments	(60)	(137)
Capital expenditures	(213)	(251)
Acquisitions, net of cash acquired	(142)	(384)
Proceeds from dispositions	146	755
Other investing activities	—	6
Net cash flow used for investing activities	(269)	(11)
Financing Activities:
Repayments of short-term debt borrowings, net	(706)	(624)
Proceeds from issuance of senior notes	4,365	492
Repayment of notes and debentures	(2,896)	(820)
Dividends	(450)	(446)
Purchase of Company common stock	(58)	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(62)	(52)
Other financing activities	(87)	(96)
Net cash flow provided by (used for) financing activities	106	(1,560)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(16)
Net increase in cash, cash equivalents and restricted cash	2,396	102
Cash, cash equivalents and restricted cash at beginning of period (includes $202 (2020) and $120 (2019) of restricted cash)	834	976
Cash, cash equivalents and restricted cash at end of period (includes $138 (2020) and $122 (2019) of restricted cash, and $6 (2020) of assets held for sale)	$3,230	$1,078
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended September 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
June 30, 2020	616	$1	$29,680	$(22,958)	$9,150	$(1,999)	$13,874	$676	$14,550
Stock-based compensation activity	—	—	39	—	—	—	39	—	39
Dividends	—	—	—	—	(150)	—	(150)	—	(150)
Noncontrolling interests	—	—	—	—	89	—	89	1	90
Net earnings	—	—	—	—	615	—	615	12	627
Other comprehensive income	—	—	—	—	—	89	89	—	89
September 30, 2020	616	$1	$29,719	$(22,958)	$9,704	$(1,910)	$14,556	$689	$15,245

	Nine Months Ended September 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests		Total Equity
	(Shares)
December 31, 2019	615	$1	$29,590	$(22,908)	$8,494	$(1,970)	$13,207	$82		$13,289
Stock-based compensation activity	2	—	129	—	—	—	129	—		129
Class B Common Stock purchased	(1)	—	—	(50)	—	—	(50)	—		(50)
Dividends	—	—	—	—	(450)	—	(450)	—		(450)
Noncontrolling interests	—	—	—	—	48	—	48	350	(a)	398
Net earnings	—	—	—	—	1,612	—	1,612	260		1,872
Other comprehensive income (loss)	—	—	—	—	—	60	60	(3)		57
September 30, 2020	616	$1	$29,719	$(22,958)	$9,704	$(1,910)	$14,556	$689		$15,245
(a) Primarily reflects the acquisition of Miramax (see Note 2).
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended September 30, 2019
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
June 30, 2019	615	$1	$49,944	$(43,399)	$8,418	$(1,803)	$13,161	$43	$13,204
Stock-based compensation activity	—	—	68	—	—	—	68	—	68
Dividends	—	—	—	—	(151)	—	(151)	—	(151)
Noncontrolling interests	—	—	—	—	6	—	6	7	13
Net earnings	—	—	—	—	630	—	630	16	646
Other comprehensive loss	—	—	—	—	—	(51)	(51)	—	(51)
September 30, 2019	615	$1	$50,012	$(43,399)	$8,903	$(1,854)	$13,663	$66	$13,729

	Nine Months Ended September 30, 2019
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)
December 31, 2018	613	$1	$49,907	$(43,420)	$5,569	$(1,608)	$10,449	$54	$10,503
Stock-based compensation activity and other	2	—	115	21	(4)	—	132	—	132
Dividends	—	—	—	—	(450)	—	(450)	—	(450)
Noncontrolling interests	—	—	(10)	—	(8)	—	(18)	(17)	(35)
Net earnings	—	—	—	—	3,566	—	3,566	27	3,593
Reclassification of income tax effect of the Tax Reform Act	—	—	—	—	230	(230)	—	—	—
Other comprehensive income (loss)	—	—	—	—	—	(16)	(16)	2	(14)
September 30, 2019	615	$1	$50,012	$(43,399)	$8,903	$(1,854)	$13,663	$66	$13,729
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business-ViacomCBS Inc. is comprised of the following segments: TV Entertainment (CBS Television Network, CBS Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services), Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV), Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax) and Publishing (Simon & Schuster). References to “ViacomCBS”, the “Company”, “we”, “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings per Common Share-Basic net earnings per share (“EPS”) is based upon net earnings divided by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) or performance stock units (“PSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were stock options and RSUs of 21 million and 24 million for the three and nine months ended September 30, 2020, respectively, and 16 million and 18 million for the three and nine months ended September 30, 2019, respectively.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2020	2019	2020	2019
Weighted average shares for basic EPS	616	615	615	615
Dilutive effect of shares issuable under stock-based compensation plans	2	2	2	2
Weighted average shares for diluted EPS	618	617	617	617
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

Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022 and may not be applied to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, with a few exceptions for certain hedging relationships existing as of December 31, 2022. We are currently evaluating the impact of the changes in reference rates and the exemptions and exceptions in this guidance on our consolidated financial statements.

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
2) ACQUISITIONS AND DISPOSITIONS
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

The operating results of Miramax from the date of acquisition through September 30, 2020 were not material.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Dispositions
CNET Media Group
On October 30, 2020, we completed the sale of CNET Media Group (“CMG”) to Red Ventures for $484 million, including an estimated working capital adjustment. The purchase price consists of a cash payment at closing of $459 million and a credit of $25 million to be used over five years for the purchase of advertising and licensing of data from Red Ventures. As a result, we will recognize a pre-tax gain of approximately $245 million in the fourth quarter of 2020. CMG has been classified as held for sale on the Consolidated Balance Sheet at September 30, 2020. The following table presents assets and liabilities classified as held for sale at September 30, 2020.

Assets
Current assets (a)	$39
Property and equipment	6
Goodwill (b)	114
Intangible assets, net	108
Other assets (noncurrent)	4
Total assets	$271

Liabilities
Other current liabilities	$32
Other liabilities (noncurrent)	4
Total liabilities	$36
(a) Included in “Prepaid and other current assets” on the Consolidated Balance Sheet.
(b) Goodwill was allocated to CMG from the CBS Interactive reporting unit based on its relative fair value.

CBS Television City
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

The following tables present our programming and other inventory by type at September 30, 2020 and December 31, 2019. Programming inventory at September 30, 2020 has been grouped according to the predominant monetization strategy in accordance with new FASB guidance adopted in the first quarter of 2020 (see Note 1).

At
September 30, 2020
Film Group Monetization:
Acquired television program rights, including prepaid sports rights	$3,408
Internally produced television programming:
Released	2,912
In process and other	898

Individual Monetization:
Acquired libraries	496
Film inventory:
Released	400
Completed, not yet released	311
In process and other	1,042
Internally produced television programming:
Released	937
In process and other	740
Home entertainment and Publishing, primarily finished goods	90
Total programming and other inventory	11,234
Less current portion	1,869
Total noncurrent programming and other inventory	$9,365

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
The following table presents amortization of television and film programming and production costs, which are included within “Operating expenses” in the Consolidated Statements of Operations.

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Programming costs, acquired programming	$839	$2,525

Production costs, internally produced television and film programming:
Individual monetization	$606	$2,129
Film group monetization	$662	$2,082
Included in the table above for the nine months ended September 30, 2020, are programming charges of $121 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19. The programming charges are included within “Operating expenses” in the Consolidated Statement of Operations with $66 million, $50 million and $5 million included within the TV Entertainment, Cable Networks and Filmed Entertainment segments, respectively.
4) RESTRUCTURING, IMPAIRMENT AND OTHER CORPORATE MATTERS
During the three and nine months ended September 30, 2020 and 2019, we recorded the following on the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Severance	$30	$47	$334	$145
Exit costs	5	(19)	37	11
Restructuring charges	35	28	371	156
Merger-related costs	10	94	51	94
Other corporate matters	7	—	21	57
Restructuring and other corporate matters	$52	$122	$443	$307

Impairment charges	$—	$—	$25	$—

Depreciation of abandoned technology	$—	$—	$12	$—

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring Charges
During the three and nine months ended September 30, 2020, we recorded restructuring charges of $35 million and $371 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily consist of severance costs, including the accelerated vesting of stock-based compensation. During the three months ended September 30, 2019, we recorded restructuring charges of $28 million primarily for severance costs in connection with the Merger. During the nine months ended September 30, 2019, we recorded restructuring charges of $156 million primarily for severance costs associated with a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate, and the aforementioned severance costs in connection with the Merger. Included in restructuring charges for the three and nine months ended September 30, 2020 and the nine months ended September 30, 2019 were costs resulting from the termination of contractual obligations and charges associated with the exit of leases. Restructuring charges for the three and nine months ended September 30, 2019 also included an adjustment to a previously recognized liability associated with the exit of a lease.

The following table presents a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The remaining restructuring liability at September 30, 2020, which primarily relates to severance payments, is expected to be substantially paid by the end of 2021.

	Balance at	2020 Activity			Balance at
	December 31, 2019	Charges (a)	Payments	Other	September 30, 2020
TV Entertainment	$99	$83	$(82)	$(11)	$89
Cable Networks	137	141	(122)	(11)	145
Filmed Entertainment	17	19	(8)	—	28
Publishing	4	2	(2)	(2)	2
Corporate	143	65	(104)	(8)	96
Total	$400	$310	$(318)	$(32)	$360
(a) Excludes stock-based compensation expense of $51 million and lease asset impairments of $10 million.
Merger-related Costs and Other Corporate Matters
During the three and nine months ended September 30, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $10 million and $51 million, respectively, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses for the nine-month period.

In addition, during the three and nine months ended September 30, 2020, we incurred costs of $6 million in connection with planned dispositions, and for the nine months ended September 30, 2020, we recorded a charge of $15 million to write down property and equipment that has been classified as held for sale to its fair value less costs to sell. During the three and nine months ended September 30, 2019, we incurred costs of $94 million in connection with the Merger, consisting of contractual executive compensation, including the accelerated vesting of stock-based compensation, that was triggered by the Merger, as well as financial advisory, legal and other professional fees. Additionally, during the nine months ended September 30, 2019, we incurred costs of $57 million in connection with the settlement of a commercial dispute and legal proceedings involving the Company.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Impairment Charges
We perform a fair value-based impairment test of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, on an annual basis, and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. During the second quarter of 2020, we assessed the relevant factors that could impact the fair value of our reporting units and indefinite-lived intangible assets, including the effects of COVID-19, and determined that an interim impairment test was necessary for three markets in which we hold FCC licenses. The impairment test indicated that the estimated fair values of FCC licenses in two markets were lower than their respective carrying values, which resulted from recent declines in industry projections in the markets where these FCC licenses are held, that were further accelerated by COVID-19. Accordingly, we recorded an impairment charge of $25 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $216 million. This charge is included within “Depreciation and amortization” in the Consolidated Statement of Operations for the nine months ended September 30, 2020, and was recorded within the TV Entertainment segment. Additionally, the estimated fair value of the FCC license in the third market exceeded its carrying value of $53 million by 7%.

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

During the third quarter of 2020, we performed an annual goodwill impairment test for two of our reporting units, and, in connection with the classification of CMG as held for sale (see Note 2), we performed interim goodwill impairment tests of the CBS Interactive reporting unit both before and after the change to this reporting unit. Based on the qualitative assessments performed on each of these reporting units, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of each of these reporting units is less than their respective carrying amounts, and therefore performing quantitative impairment tests was unnecessary.

Accelerated Depreciation
During the nine months ended September 30, 2020, we recorded accelerated depreciation expense of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger, which is recorded in “Depreciation and amortization” in the Consolidated Statement of Operations.
5) RELATED PARTIES
National Amusements, Inc. NAI is the controlling stockholder of ViacomCBS. Shari E. Redstone is the Chairperson, CEO and President of NAI and the non-executive Chair of our Board of Directors. At September 30, 2020, NAI directly or indirectly owned approximately 79.4% of our voting Class A Common Stock and 10.2% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. Until the death of Mr. Sumner M. Redstone on August 11, 2020, NAI was controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owned 80% of the voting interest of NAI, with such voting interest voted solely by Mr. Redstone. Upon Mr. Redstone’s death and in accordance with the terms of the trust

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
agreement governing the SMR Trust and the Continuing Trusts (as defined below), the SMR Trust was succeeded by two continuing trusts (the “Continuing Trusts”), each of which holds 40% of the voting stock of NAI. Under the terms of the trust agreement governing the SMR Trust and the Continuing Trusts, the Continuing Trusts are required to share the same seven voting trustees, who have equal voting power, and each trustee is required to cause each Continuing Trust to vote the NAI shares held by that Continuing Trust in the same manner as the NAI shares held by the other Continuing Trust. Ms. Redstone is one of the seven voting trustees for each Continuing Trust and is one of two voting trustees who are beneficiaries of one of the Continuing Trusts. No member of our management, or other member of our Board, is a trustee of either of the Continuing Trusts.

Other Related Parties. In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$13	$25	$89	$134
Operating expenses	$4	$3	$9	$7

	At	At
	September 30, 2020	December 31, 2019
Amounts due to/from other related parties
Accounts receivable	$34	$45
Accounts payable	$—	$3
Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.
6) REVENUES
The following table presents our revenues disaggregated into categories based on the nature of such revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues by Type:
Advertising	$2,188	$2,333	$6,606	$8,044
Affiliate	2,365	2,149	6,756	6,469
Content licensing	1,221	1,828	4,717	5,202
Theatrical	6	94	176	418
Publishing	279	217	649	599
Other	57	77	156	209
Total Revenues	$6,116	$6,698	$19,060	$20,941
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. Our allowance for credit losses was $94 million and $86 million at September 30, 2020 and December 31, 2019, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $2.18 billion and $2.15 billion at September 30, 2020 and December 31, 2019, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period. The year of origination for these receivables at September 30, 2020 was $930 million in 2020, $729 million in 2019, $355 million in 2018, $145 million in 2017, $11 million in 2016 and $14 million prior to 2016.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $879 million and $910 million at September 30, 2020 and December 31, 2019, respectively. The change in contract liabilities for the nine months ended September 30, 2020 primarily reflects $555 million of revenues recognized that were included in deferred revenues at December 31, 2019 partially offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period. For the nine months ended September 30, 2019, we recognized revenues of $518 million that were included in deferred revenues at December 31, 2018.

Unrecognized Revenues Under Contract
At September 30, 2020, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts was $6.37 billion, of which $1.07 billion is expected to be recognized for the remainder of 2020, $2.76 billion in 2021, $1.79 billion in 2022, and $744 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. During the three and nine months ended September 30, 2020, we recognized revenues of $77 million and $198 million, respectively, and during the three and nine months ended September 30, 2019, we recognized revenues of $78 million and $195 million, respectively, each in our Filmed Entertainment segment for performance obligations satisfied, or partially satisfied, in a prior period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) DEBT
Our debt consists of the following:

	At	At
	September 30, 2020	December 31, 2019
Commercial paper	$—	$699
4.3% Senior Notes due 2021	—	300
4.5% Senior Notes due 2021	—	499
3.875% Senior Notes due 2021	—	597
2.250% Senior Notes due 2022	35	49
3.375% Senior Notes due 2022	415	698
3.125% Senior Notes due 2022	117	194
2.50% Senior Notes due 2023	196	398
3.25% Senior Notes due 2023	141	181
2.90% Senior Notes due 2023	242	396
4.25% Senior Notes due 2023	836	1,242
7.875% Debentures due 2023	139	187
7.125% Senior Notes due 2023	35	46
3.875% Senior Notes due 2024	490	489
3.70% Senior Notes due 2024	598	598
3.50% Senior Notes due 2025	593	592
4.75% Senior Notes due 2025	1,238	—
4.0% Senior Notes due 2026	790	789
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	689	688
3.375% Senior Notes due 2028	495	494
3.70% Senior Notes due 2028	491	491
4.20% Senior Notes due 2029	493	493
7.875% Senior Debentures due 2030	831	831
4.95% Senior Notes due 2031	1,219	—
4.20% Senior Notes due 2032	969	—
5.50% Senior Debentures due 2033	426	426
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,069	1,068
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	297
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	487	486
4.375% Senior Debentures due 2043	1,114	1,109
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,232	1,231
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	540	539
4.60% Senior Notes due 2045	589	589
4.95% Senior Notes due 2050	942	—
5.875% Junior Subordinated Debentures due 2057	514	643
6.25% Junior Subordinated Debentures due 2057	643	643
Other bank borrowings	90	—
Obligations under finance leases	32	44
Total debt (a)	19,721	18,719
Less commercial paper and other short-term borrowings	—	699
Less current portion of long-term debt	18	18
Total long-term debt, net of current portion	$19,703	$18,002
(a) At September 30, 2020 and December 31, 2019, the long-term debt balances included (i) a net unamortized discount of $497 million and $412 million, respectively, (ii) unamortized deferred financing costs of $109 million and $92 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $6 million, respectively. The face value of our total debt was $20.33 billion and $19.23 billion at September 30, 2020 and December 31, 2019, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the nine months ended September 30, 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the nine months ended September 30, 2020, we redeemed, prior to maturity, senior notes, debentures, and junior subordinated debentures totaling $2.77 billion, for an aggregate redemption price of $2.88 billion, which included third quarter redemptions of $340 million of senior notes, for a redemption price of $357 million. These redemptions resulted in a pre-tax loss on extinguishment of debt of $23 million and $126 million for the three and nine months ended September 30, 2020, respectively.

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

Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. At September 30, 2020, we had no outstanding commercial paper borrowings under our commercial paper program. At December 31, 2019, we had $699 million of outstanding commercial paper borrowings with maturities of less than 90 days and a weighted average interest rate of 2.07%.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”), with a maturity in June 2021, was terminated and the $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024, was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of September 30, 2020.

At September 30, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At September 30, 2020, we had $90 million of bank borrowings with a weighted average interest rate of 3.50% under Miramax’s $300 million credit facility, which matures in April 2023.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures, which are not recorded at fair value. The carrying value of our notes and debentures was $19.60 billion and $17.98 billion at September 30, 2020 and December 31, 2019, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $23.3 billion and $20.6 billion at September 30, 2020 and December 31, 2019, respectively.

The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $104 million and $113 million at September 30, 2020 and December 31, 2019, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets. During the nine months ended September 30, 2020, in connection with the merger of an investee company with a publicly traded company, we recorded an unrealized gain of $32 million based on the market price of the company’s publicly traded equity instruments, which are deemed similar to our investment. The gain is reflected in “Other items, net” in the Consolidated Statement of Operations.

We use derivative financial instruments primarily to modify our exposure to market risks from fluctuations in foreign currency exchange rates. We do not use derivative instruments unless there is an underlying exposure and therefore we do not hold or enter into derivative financial instruments for speculative trading purposes.

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

At September 30, 2020 and December 31, 2019, the notional amount of all foreign exchange contracts was $1.01 billion and $1.44 billion, respectively. At September 30, 2020, $578 million related to future production costs and $435 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2019, $833 million related to future production costs and $606 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019	Financial Statement Account
Non-designated foreign exchange contracts	$(12)	$13	$6	$13	Other items, net
The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables set forth our assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability.

At September 30, 2020	Level 1	Level 2	Level 3	Total
Assets:
Equity securities	$—	$32	$—	$32
Foreign currency hedges	—	4	—	4
Total Assets	$—	$36	$—	$36
Liabilities:
Deferred compensation	$—	$472	$—	$472
Foreign currency hedges	—	19	—	19
Total Liabilities	$—	$491	$—	$491

At December 31, 2019	Level 1	Level 2	Level 3	Total
Assets:
Marketable securities	$146	$—	$—	$146
Foreign currency hedges	—	13	—	13
Total Assets	$146	$13	$—	$159
Liabilities:
Deferred compensation	$—	$490	$—	$490
Foreign currency hedges	—	14	—	14
Total Liabilities	$—	$504	$—	$504
The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees. The fair value of marketable securities at December 31, 2019 was determined based on quoted market prices in active markets. During the nine months ended September 30, 2020, we sold marketable securities for proceeds of $146 million. During the three and nine months ended September 30, 2019, we recorded an unrealized gain of $12 million and $78 million, respectively, resulting from changes in the fair value of our marketable securities.

During the nine months ended September 30, 2020, we recorded an impairment charge of $25 million to write down the carrying values of FCC licenses in two markets to their fair values, which were determined based on the Greenfield Discounted Cash Flow Method (Level 3). See Note 4.

In addition, “Equity in loss of investee companies, net of tax” for the three and nine months ended September 30, 2020 includes an impairment charge of $9 million relating to an international television joint venture.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
9) STOCKHOLDERS’ EQUITY
During the three and nine months ended September 30, 2020, we declared cash dividends of $.24 and $.72 per share, respectively, on our Class A and Class B Common Stock, resulting in total dividends of $150 million and $450 million, respectively.

Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019. During the three and nine months ended September 30, 2019, CBS declared cash dividends of $.18 and $.54 per share, respectively, on its Class A and Class B Common Stock resulting in total dividends of $69 million and $205 million, respectively. During the three and nine months ended September 30, 2019, Viacom declared cash dividends of $.20 and $.60 per share, respectively, on its Class A and Class B Common Stock resulting in total dividends of $82 million and $245 million, respectively.

During the nine months ended September 30, 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At September 30, 2020, $2.36 billion of authorization remained under the share repurchase program.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2019	$(463)	$(1,507)		$(1,970)
Other comprehensive income before reclassifications	8	—		8
Reclassifications to net earnings	—	52	(a)	52
Other comprehensive income	8	52		60
At September 30, 2020	$(455)	$(1,455)		$(1,910)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2018	$(476)	$(1,132)		$(1,608)
Other comprehensive loss before reclassifications	(62)	—		(62)
Reclassifications to net earnings	—	46	(a)	46
Other comprehensive income (loss)	(62)	46		(16)
Tax effects reclassified to retained earnings	—	(230)	(b)	(230)
At September 30, 2019	$(538)	$(1,316)		$(1,854)
(a)Reflects amortization of net actuarial losses (see Note 12). Amounts are net of tax benefits of $16 million and $15 million for the nine months ended September 30, 2020 and 2019, respectively.
(b)Reflects the reclassification of certain income tax effects of the federal tax legislation enacted in December 2017 on items within accumulated other comprehensive loss to retained earnings upon the adoption of FASB guidance.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
RSUs and PSUs	$37	$41	$125	$126
Stock options	4	6	15	22
Compensation cost included in operating and SG&A expense	41	47	140	148
Compensation cost included in restructuring and other corporate matters (a)	5	18	51	23
Stock-based compensation expense, before income taxes	46	65	191	171
Related tax benefit	(10)	(12)	(37)	(36)
Stock-based compensation expense, net of tax benefit	$36	$53	$154	$135
(a) Reflects accelerations as a result of restructuring activities in the 2020 and 2019 periods, as well as accelerations triggered by the Merger in the 2019 periods.
11) INCOME TAXES
The (provision) benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2020, we recorded a provision for income taxes of $38 million and $377 million, reflecting effective income tax rates of 5.7% and 16.6%, respectively. Included in the provision for income taxes for the three and nine months ended September 30, 2020, are discrete tax benefits of $117 million and $120 million, respectively, primarily consisting of a benefit of $100 million to remeasure our UK net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter, as well as a benefit of $22 million realized in connection with the preparation of the fiscal 2019 tax return for Viacom. These items, together with a net tax benefit of $18 million and $153 million for the three and nine months ended September 30, 2020, respectively, which relate principally to restructuring and other corporate matters, losses on the extinguishment of debt and programming charges, reduced our effective income tax rate by 17.5 percentage points and 5.4 percentage points, respectively.

For the three and nine months ended September 30, 2019, we recorded a provision for income taxes of $126 million and a tax benefit of $9 million, reflecting effective income tax rates of 16.1% and (.2)%, respectively. Included in the provision for income taxes for the third quarter of 2019 is a discrete tax benefit of $58 million primarily realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the U.S. government on tax positions relating to federal tax legislation enacted in December 2017 (the “Tax Reform Act”). This item, taken together with a net provision of $2 million for restructuring and other corporate matters and gains from investments, reduced our effective income tax rate by 4.3 percentage points. The tax benefit for the nine months ended September 30, 2019 included a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, the aforementioned tax benefit of $58 million primarily realized in connection with the preparation of the 2018 federal tax return, a tax benefit of $32 million principally related to the bankruptcy of an investee, and a tax provision of $163 million on the gain from the sale of the CBS Television City property and sound stage operation (“CBS Television City”). These items, taken together with a net tax benefit of $27 million for restructuring and other corporate matters and gains from investments, reduced the effective income tax rate by 21.9 percentage points for the nine months ended September 30, 2019.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2020. We do not expect the future impact of the CARES Act provisions to be material.

ViacomCBS and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, the IRS commenced its examination of the 2017 tax year during the fourth quarter of 2019 and commenced its examination of the 2018 tax year in February 2020. For Viacom, the IRS began its examination of the 2014 and 2015 tax years in April 2017. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently believe that it is reasonably possible that the reserve for uncertain tax positions may decrease by approximately $65 million within the next 12 months primarily related to potential resolutions of matters involving multiple tax periods and jurisdictions; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
12) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2020	2019	2020	2019
Components of net periodic cost (a):
Service cost	$8	$7	$—	$—
Interest cost	41	47	2	4
Expected return on plan assets	(48)	(46)	—	—
Amortization of actuarial loss (gain) (b)	26	24	(3)	(4)
Net periodic cost	$27	$32	$(1)	$—

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2020	2019	2020	2019
Components of net periodic cost (a):
Service cost	$23	$21	$1	$1
Interest cost	123	143	8	12
Expected return on plan assets	(145)	(138)	—	—
Amortization of actuarial loss (gain) (b)	78	72	(11)	(13)
Net periodic cost	$79	$98	$(2)	$—
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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the nine months ended September 30, 2020 and 2019 is presented below.

	Nine Months Ended
	September 30,
	2020	2019
Beginning balance	$254	$239
Net earnings	5	12
Distributions	(10)	(11)
Translation adjustment	(5)	(7)
Redemption value adjustment	(48)	8
Ending balance	$196	$241
14) REPORTABLE SEGMENTS
The following tables set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Advertising	$1,053	$1,063	$3,385	$4,339
Affiliate	803	641	2,288	1,868
Content licensing	455	695	1,796	2,442
Other	43	55	119	149
TV Entertainment	2,354	2,454	7,588	8,798
Advertising	1,135	1,280	3,244	3,742
Affiliate	1,562	1,508	4,468	4,601
Content licensing	364	495	1,439	1,018
Cable Networks	3,061	3,283	9,151	9,361
Theatrical	6	94	176	418
Home entertainment	150	153	533	468
Licensing	418	575	1,294	1,490
Other	16	29	45	82
Filmed Entertainment	590	851	2,048	2,458
Publishing	279	217	649	599
Corporate/Eliminations	(168)	(107)	(376)	(275)
Total Revenues	$6,116	$6,698	$19,060	$20,941

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Revenues generated between segments primarily reflect advertising and content licensing revenues. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Intercompany Revenues:
TV Entertainment	$67	$69	$185	$163
Cable Networks	57	11	75	38
Filmed Entertainment	44	33	116	94
Total Intercompany Revenues	$168	$113	$376	$295
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Adjusted OIBDA:
TV Entertainment	$343	$463	$1,308	$1,818
Cable Networks	866	841	2,945	2,723
Filmed Entertainment	54	66	197	199
Publishing	58	55	115	109
Corporate/Eliminations	(171)	(112)	(364)	(334)
Stock-based compensation	(41)	(47)	(140)	(148)
Depreciation and amortization	(98)	(108)	(335)	(323)
Restructuring and other corporate matters	(52)	(122)	(443)	(307)
Programming charges	—	—	(121)	—
Gain on sale of assets	—	—	—	549
Operating income	959	1,036	3,162	4,286
Interest expense	(259)	(246)	(763)	(723)
Interest income	14	19	39	53
Loss on extinguishment of debt	(23)	—	(126)	—
Other items, net	(20)	(27)	(47)	(2)
Earnings from continuing operations before income taxes and equity in loss of investee companies	671	782	2,265	3,614
(Provision) benefit for income taxes	(38)	(126)	(377)	9
Equity in loss of investee companies, net of tax	(9)	(14)	(30)	(53)
Net earnings from continuing operations	624	642	1,858	3,570
Net earnings from discontinued operations, net of tax	3	4	14	23
Net earnings (ViacomCBS and noncontrolling interests)	627	646	1,872	3,593
Net earnings attributable to noncontrolling interests	(12)	(16)	(260)	(27)
Net earnings attributable to ViacomCBS	$615	$630	$1,612	$3,566

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At
	September 30, 2020	December 31, 2019
Assets:
TV Entertainment (a)	$19,018	$19,689
Cable Networks (a)	22,434	22,109
Filmed Entertainment (a)	6,354	5,477
Publishing	1,320	1,262
Corporate/Eliminations	2,299	982
Total Assets	$51,425	$49,519
(a) Total assets at September 30, 2020 include assets held for sale of $271 million for TV Entertainment, associated with CMG (see Note 2), $23 million for Cable Networks and $5 million for Filmed Entertainment. Total assets at December 31, 2019 include assets held for sale of $23 million for Cable Networks.
15) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2020, the outstanding letters of credit and surety bonds approximated $140 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at September 30, 2020 is a liability of $100 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $67 million as of September 30, 2020 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2020, we had pending approximately 31,180 asbestos claims, as compared with approximately 30,950 as of December 31, 2019. During the third quarter of 2020, we received approximately 830 new claims and closed or moved to an inactive docket approximately 840 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
16) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2020	2019
Cash paid for interest	$765	$790

Cash paid for income taxes	$298	$586

Noncash additions to operating lease assets	$124	$357
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

The Consolidated Balance Sheets include assets and liabilities related to consolidated VIEs totaling $1.31 billion and $232 million, respectively, at September 30, 2020, and $141 million and $22 million, respectively, at December 31, 2019. Revenues and operating income from our consolidated VIEs were $50 million and $6 million, respectively, for the three months ended September 30, 2020, and $606 million and $504 million, respectively, for the nine months ended September 30, 2020. Revenues and operating income from our consolidated VIEs were not significant for the three and nine months ended September 30, 2019. The increase in amounts related to our consolidated VIEs reflects the acquisition of Miramax (see Note 2) and the licensing of the streaming rights to South Park by a consolidated 51%-owned VIE in the second quarter of 2020.

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $32 million and $85 million for three and nine months ended September 30, 2020, respectively, and $42 million and $120 million for three and nine months ended September 30, 2019, respectively.

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

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of ViacomCBS and our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and nine months ended September 30, 2020 compared with the three and nine months ended September 30, 2019.
•Liquidity and Capital Resources—Discussion of our cash flows for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 and of our outstanding debt, commitments and contingencies existing as of September 30, 2020.
•Legal Matters—Discussion of legal matters to which we are involved.

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

Impact of COVID-19
The coronavirus disease (“COVID-19”) pandemic has negatively impacted, and is expected to continue to impact, the macroeconomic environment in the United States and globally, as well as our business, financial condition and results of operations. As a result of COVID-19, we have experienced a material negative impact on our advertising revenues because of weakness in the advertising market as advertisers have sought to reduce their own costs in response to the pandemic’s impact on their businesses, and because of the cancellation of sporting events for which we have broadcast rights, such as the NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”), and the delay of the 2020-21 television broadcast season as a result of a temporary shutdown of production of our programming. We are not able to predict whether future sporting events will be cancelled or postponed, or whether advertising revenues from these broadcasts, or advertising budgets and the advertising market generally, will return to or be comparable to historical levels. While we expect the negative impact to continue for the remainder of the year, the rate of decline was lower in the third quarter and we expect further improvement in the fourth quarter.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
COVID-19 also led to a temporary shutdown of production of our television and film programming, which resulted in the abandonment of certain program materials in the second quarter that were not completed, delays in deliveries of programming to third parties, and fewer original programs and live events airing on our broadcast and cable networks. Many productions resumed in the third quarter; however, we are not able to predict whether we will encounter future production delays or shutdowns. In addition, the cost of production will be impacted by incremental costs required to adhere to new health and safety protocols as a result of COVID-19. We may also experience lower demand for the licensing of our programming in the near term as licensees implement financial austerity measures and aim to reduce costs. As a result, content licensing revenues have been negatively impacted and may continue to be negatively impacted in the near to medium term.

In addition, our theatrical revenues have been negatively impacted by the closure or reduction in capacity of movie theaters that show our films, either voluntarily or as a result of government orders or restrictions on public gatherings in response to COVID-19, which has impacted our theatrical release strategy in 2020. We have rescheduled certain theatrical releases to dates in 2021 and licensed others to our owned or third-party streaming services. We are not able to predict when or whether movie theaters will reopen at scale, whether consumers will return to movie theaters (even upon their reopening) at the same levels they previously did, or whether revenues from theatrical releases will be comparable to historical levels.
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

While COVID-19 has negatively impacted parts of our business, we have benefited from increases in subscribers for our subscription streaming services and monthly active users for Pluto TV. We are also utilizing our deep library of content to help mitigate the impact of COVID-19 and working proactively to offset a portion of the revenue losses through cost-savings initiatives. In addition, results in the fourth quarter are expected to benefit from political advertising revenues associated with the U.S. Presidential election. We have taken steps to strengthen our financial position during this period of market uncertainty, such as the issuance of long-term debt and redemption of near-term debt discussed under “Liquidity and Capital Resources,” and we will continue to actively monitor the potential impact of COVID-19 and related events on the commercial paper and credit markets.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Three Months Ended September 30, 2020 versus Three Months Ended September 30, 2019

Consolidated results of operations			Increase/(Decrease)
Three Months Ended September 30,	2020	2019	$	%
GAAP:
Revenues	$6,116	$6,698	$(582)	(9)%
Operating income	$959	$1,036	$(77)	(7)%
Net earnings from continuing operations attributable to ViacomCBS	$612	$626	$(14)	(2)%
Diluted EPS from continuing operations attributable to ViacomCBS	$.99	$1.01	$(.02)	(2)%
Net cash flow provided by operating activities	$1,414	$500	$914	183%

Non-GAAP: (a)
Adjusted OIBDA	$1,109	$1,266	$(157)	(12)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$561	$680	$(119)	(18)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$.91	$1.10	$(.19)	(17)%
Free cash flow	$1,333	$391	$942	241%
(a) See “Reconciliation of Non-GAAP Measures” and “Free Cash Flow” for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended September 30, 2020, revenues decreased 9% to $6.12 billion, driven by the adverse effects of COVID-19 on our business, including lower demand in the advertising market, the closure or reduction in capacity of movie theaters, and production shutdowns. The decline in revenues also reflects the benefit to the prior-year period from several significant licensing agreements for library programming and the licensing of the final season of several series. These decreases were partially offset by growth from our streaming services, including CBS All Access, Pluto TV and the Showtime streaming subscription offering (“Showtime OTT”), as well as BET+, which launched in September 2019. Revenues from our domestic streaming and digital video business grew 56% to $636 million for the three months ended September 30, 2020.

Operating income for the three months ended September 30, 2020 decreased 7% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including restructuring charges and costs associated with other corporate matters. See “Reconciliation of Non-GAAP Measures.” The 12% decrease in adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) is the result of the revenue decline, partially offset by lower costs, which were driven by decreases in production and distribution costs, mainly resulting from production shutdowns and fewer theatrical releases; lower advertising and promotion costs; and the benefit from cost savings, including from restructuring activities. These cost decreases were partially offset by the timing of incentive compensation expenses.

For the three months ended September 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted earnings per share (“EPS”) from continuing operations each decreased 2% from the same prior-year period. These comparisons were impacted by items affecting comparability, including the aforementioned items, as well as a loss on extinguishment of debt in 2020 and discrete tax items in each period. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS decreased 18% and 17%, respectively, primarily reflecting lower Adjusted OIBDA. Adjusted OIBDA, adjusted net earnings

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See “Reconciliation of Non-GAAP Measures” for details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

Operational Highlights - Nine Months Ended September 30, 2020 versus Nine Months Ended September 30, 2019

Consolidated results of operations			Increase/(Decrease)
Nine Months Ended September 30,	2020	2019	$	%
GAAP:
Revenues	$19,060	$20,941	$(1,881)	(9)%
Operating income	$3,162	$4,286	$(1,124)	(26)%
Net earnings from continuing operations attributable to ViacomCBS	$1,598	$3,543	$(1,945)	(55)%
Diluted EPS from continuing operations attributable to ViacomCBS	$2.59	$5.74	$(3.15)	(55)%
Net cash flow provided by operating activities	$2,565	$1,689	$876	52%

Non-GAAP: (a)
Adjusted OIBDA	$4,061	$4,367	$(306)	(7)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$2,029	$2,490	$(461)	(19)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$3.29	$4.04	$(.75)	(19)%
Free cash flow	$2,352	$1,438	$914	64%
(a) See “Reconciliation of Non-GAAP Measures” and “Free Cash Flow” for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the nine months ended September 30, 2020, revenues decreased 9% to $19.06 billion, driven by the adverse effects of COVID-19 on our business as well as the comparison against CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in the first half of 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the National Football League (the “NFL”) and the 2020 NCAA Tournament, which was scheduled to be broadcast on CBS in the first quarter of 2020, was cancelled as a result of concerns about COVID-19. These decreases were partially offset by growth from our streaming services, including CBS All Access, Pluto TV, Showtime OTT, and BET+. Revenues from our domestic streaming and digital video business grew 44% to $1.60 billion for the nine months ended September 30, 2020.

Operating income for the nine months ended September 30, 2020 decreased 26% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including programming, restructuring and impairment charges and costs for other corporate matters, as well as a gain on the sale of assets in the first quarter of 2019. See “Reconciliation of Non-GAAP Measures.” Adjusted OIBDA decreased 7%, primarily reflecting the decline in revenues, partially offset by lower operating expenses, as a result of production shutdowns, the absence in the 2020 period of certain major sporting events, fewer theatrical film releases, lower advertising and promotion costs reflecting the broadcast of fewer original programs, and the benefit from cost savings, including from restructuring activities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the nine months ended September 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 55% from the same prior-year period. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items, a loss on extinguishment of debt in 2020, as well as discrete tax items. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS each decreased 19%, reflecting the lower Adjusted OIBDA and the noncontrolling interest’s share of profit from the licensing of South Park during the second quarter of 2020. Adjusted OIBDA, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See “Reconciliation of Non-GAAP Measures” for details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

We generated operating cash flow of $2.57 billion for the nine months ended September 30, 2020 compared with $1.69 billion for the nine months ended September 30, 2019. Free cash flow for the nine months ended September 30, 2020 was $2.35 billion compared with $1.44 billion for the same prior-year period. These increases primarily reflect lower spending, including for programming, production, advertising and distribution costs resulting from production shutdowns related to COVID-19 and cost savings, as well as lower payments for income taxes in 2020. These increases were partially offset by the decline in revenues and higher payments for restructuring, merger-related costs and costs to achieve synergies. Operating cash flow and free cash flow for the nine months ended September 30, 2020 and 2019 included payments for restructuring, merger-related costs and costs to achieve synergies of $483 million and $168 million, respectively. Also included in free cash flow for 2020 are capital expenditures of $32 million associated with costs to achieve synergies. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” for a reconciliation of net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.
Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2020 and 2019 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating income (GAAP)	$959	$1,036	$3,162	$4,286
Depreciation and amortization (a)	98	108	335	323
Restructuring and other corporate matters (b)	52	122	443	307
Programming charges (b)	—	—	121	—
Gain on sale of assets (b)	—	—	—	(549)
Adjusted OIBDA (Non-GAAP)	$1,109	$1,266	$4,061	$4,367
(a) The nine months ended September 30, 2020 includes an impairment charge for FCC licenses of $25 million and accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the Merger.
(b) See notes on the following tables for additional information on items affecting comparability.

	Three Months Ended September 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$671	$(38)	$612	$.99
Items affecting comparability:
Restructuring and other corporate matters (a)	52	(13)	39	.06
Loss on extinguishment of debt	23	(5)	18	.03
Discrete tax items (b)	—	(117)	(117)	(.19)
Impairment of an equity-method investment	—	—	9	.02
Adjusted (Non-GAAP)	$746	$(173)	$561	$.91
(a) Primarily reflects severance, exit costs and other costs related to the Merger.
(b) Primarily reflects a benefit from the remeasurement of our UK net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter.

	Three Months Ended September 30, 2019
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$782	$(126)	$626	$1.01
Items affecting comparability:
Restructuring and other corporate matters (a)	122	(1)	121	.20
Gains from investments	(12)	3	(9)	(.02)
Discrete tax items (b)	—	(58)	(58)	(.09)
Adjusted (Non-GAAP)	$892	$(182)	$680	$1.10
(a) Primarily reflects costs incurred in connection with the Merger and severance costs.
(b) Primarily reflects tax benefits realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the U.S. government on tax positions relating to federal tax legislation enacted in December 2017 (the “Tax Reform Act”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$2,265	$(377)	$1,598	$2.59
Items affecting comparability:
Restructuring and other corporate matters (a)	443	(94)	349	.57
Impairment charge (b)	25	(6)	19	.03
Depreciation of abandoned technology (c)	12	(3)	9	.01
Programming charges (d)	121	(29)	92	.15
Gains from investments (e)	(32)	8	(24)	(.04)
Loss on extinguishment of debt	126	(29)	97	.16
Discrete tax items (f)	—	(120)	(120)	(.19)
Impairment of an equity-method investment	—	—	9	.01
Adjusted (Non-GAAP)	$2,960	$(650)	$2,029	$3.29
(a) Reflects severance, exit costs and other costs related to the Merger and a charge to write down property and equipment classified as held for sale.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their fair values.
(c) Reflects accelerated depreciation for technology that was abandoned in connection with synergy plans related to the Merger.
(d) Programming charges primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.
(e) Reflects an increase to the carrying value of an equity security based on the market price of a similar security.
(f) Primarily reflects a benefit from the remeasurement of our UK net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter.

	Nine Months Ended September 30, 2019
	Earnings from Continuing Operations Before Income Taxes	Benefit (Provision) for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$3,614	$9	$3,543	$5.74
Items affecting comparability:
Restructuring and other corporate matters (a)	307	(46)	261	.43
Gain on sale of assets (b)	(549)	163	(386)	(.63)
Gains from investments (c)	(89)	19	(70)	(.11)
Discrete tax items (d)	—	(858)	(858)	(1.39)
Adjusted (Non-GAAP)	$3,283	$(713)	$2,490	$4.04
(a) Reflects severance, exit costs, costs associated with the settlement of a commercial dispute, and other legal proceedings involving the Company.
(b) Reflects a gain on the sale of the CBS Television City property and sound stage operation (“CBS Television City”).
(c) Reflects a gain on marketable securities of $78 million and a gain of $11 million on the sale of an international joint venture.
(d) Reflects a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, a net tax benefit of $58 million realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the U.S. government on tax positions relating to the Tax Reform Act and $32 million principally related to the bankruptcy of an investee.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations

Three and Nine Months Ended September 30, 2020 versus Three and Nine Months Ended September 30, 2019
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2020		2019		$	%
Advertising	$2,188	36%	$2,333	35%	$(145)	(6)%
Affiliate	2,365	39	2,149	32	216	10
Content licensing	1,221	20	1,828	27	(607)	(33)
Theatrical	6	—	94	2	(88)	(94)
Publishing	279	4	217	3	62	29
Other	57	1	77	1	(20)	(26)
Total Revenues	$6,116	100%	$6,698	100%	$(582)	(9)%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2020		2019		$	%
Advertising	$6,606	35%	$8,044	38%	$(1,438)	(18)%
Affiliate	6,756	35	6,469	31	287	4
Content licensing	4,717	25	5,202	25	(485)	(9)
Theatrical	176	1	418	2	(242)	(58)
Publishing	649	3	599	3	50	8
Other	156	1	209	1	(53)	(25)
Total Revenues	$19,060	100%	$20,941	100%	$(1,881)	(9)%
Advertising
For the three and nine months ended September 30, 2020, the decreases in advertising revenues of 6% and 18%, respectively, were primarily driven by the adverse effects of COVID-19, including lower demand in the advertising market, and in the nine-month period, the cancellation of the NCAA Tournament. The decrease for the nine-month period was also driven by the comparison against CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship games of the NCAA Tournament in the first half of 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL and the above-mentioned NCAA Tournament games are broadcast on CBS every other year through 2032 under agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”). These decreases were partially offset by growth from our domestic streaming and digital video business, including Pluto TV, and higher political advertising revenues.

Domestic advertising revenues for the third quarter of 2020 decreased 5% to $1.91 billion from $2.02 billion for the same prior-year period, and for the nine months ended September 30, 2020 decreased 17% to $5.87 billion from $7.08 billion for the same prior-year period. These decreases were mainly the result of the aforementioned factors for the applicable period.

International advertising revenues for the three months ended September 30, 2020 decreased 12% to $280 million from $317 million for the same prior-year period, and for the nine months ended September 30, 2020 decreased

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
23% to $739 million from $963 million for the same prior-year period. These decreases primarily reflect the effects of COVID-19, and for the nine-month period, the unfavorable impact of foreign exchange rate changes of 4 percentage points.

Affiliate
For the three and nine months ended September 30, 2020, affiliate revenues increased 10% and 4%, respectively, reflecting growth from our subscription streaming services, higher station affiliation fees and retransmission fees, and the launch of our basic cable networks on a virtual MVPD service. The increased revenues from our streaming services primarily reflect subscriber growth for CBS All Access and Showtime OTT, and the launch of BET+ in September 2019. The higher station affiliation fees and retransmission fees were driven by annual contractual increases and contract renewals with television stations affiliated with the CBS Television Network, MVPDs and virtual MVPDs. These increases were partially offset by lower affiliate fees for our cable networks, reflecting subscriber declines, partially offset by rate increases. For the three months ended September 30, 2020, domestic affiliate revenues increased 11% to $2.20 billion from $1.98 billion for the same prior-year period, while international affiliate revenues decreased 2% to $163 million from $166 million for the third quarter of 2019. For the nine months ended September 30, 2020, domestic affiliate revenues increased 5% to $6.28 billion from $5.96 billion for the same prior-year period, while international affiliate revenues decreased 7% to $474 million from $507 million for the first nine months of 2019, including the unfavorable impact of foreign exchange rate changes of 4 percentage points.

Content Licensing
Content licensing revenues for the three and nine months ended September 30, 2020 decreased 33% and 9%, respectively, reflecting a lower volume of licensing primarily as a result of several significant licensing agreements for library programming in the prior-year periods, production shutdowns that began in March 2020 because of COVID-19, significant revenues in the 2019 periods from the licensing of the final season of several series, including Elementary, and the timing of the production of programming for third parties. For the nine-month period, the decline was partially offset by the licensing of the domestic streaming rights to South Park to a subscription video on-demand (“SVOD”) provider.

Theatrical
The declines in theatrical revenues for the three and nine months ended September 30, 2020 reflect the impact from the closure or reduction in capacity of movie theaters in response to COVID-19 throughout the second and third quarters of 2020.

Publishing
For the three and nine months ended September 30, 2020, publishing revenues increased 29% and 8%, respectively reflecting the strength of titles released during the third quarter of 2020, including Too Much and Never Enough: How My Family Created the World's Most Dangerous Man by Mary Trump and Rage by Bob Woodward.

Other
For the three and nine months ended September 30, 2020, other revenues decreased 26% and 25%, respectively, primarily reflecting lower revenues from the rental of our production facilities as a result of the shutdown of production studios due to COVID-19.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2020		2019		$	%
Production	$1,537	42%	$1,786	45%	$(249)	(14)%
Programming	839	23	801	20	38	5
Participation, distribution and royalty	678	19	835	21	(157)	(19)
Other	580	16	537	14	43	8
Total Operating Expenses	$3,634	100%	$3,959	100%	$(325)	(8)%

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2020		2019		$	%
Production	$4,682	42%	$5,097	41%	$(415)	(8)%
Programming	2,525	23	3,176	26	(651)	(20)
Participation, distribution and royalty	2,174	19	2,547	20	(373)	(15)
Programming charges	121	1	—	—	121	n/m
Other	1,682	15	1,597	13	85	5
Total Operating Expenses	$11,184	100%	$12,417	100%	$(1,233)	(10)%
n/m - not meaningful
Production
For the three and nine months ended September 30, 2020, the decreases in production expenses of 14% and 8%, respectively, primarily reflect lower costs associated with the decline in licensing revenues, as well as impacts from COVID-19, which resulted in fewer episodes of our original programming and a lower number of theatrical releases.

Programming
For the three months ended September 30, 2020, the 5% increase in programming expenses was driven by higher sports programming costs, primarily reflecting the timing of professional golf tournaments, which occurred during the first half of the year in 2019, but in 2020 were postponed to the third quarter as a result of COVID-19. This increase was partially offset by lower costs associated with the mix of programming broadcast on the CBS Television Network.

For the nine months ended September 30, 2020, the 20% decrease in programming expenses was driven by lower sports programming costs, reflecting CBS’ broadcasts in the first half of 2019 of the Super Bowl and the NCAA Tournament, including the national semifinals and championship games, which are broadcast on CBS every other year through 2032 under agreements with the NCAA and Turner. The Super Bowl is broadcast on CBS on a rotating basis with other networks through the 2022 season under the current contract with the NFL. The 2020 NCAA Tournament was cancelled as a result of concerns about COVID-19. The decline also reflects the broadcast of fewer original programs on our broadcast networks, as a result of production shutdowns related to COVID-19, and the mix of programming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Participation, Distribution and Royalty
For the three and nine months ended September 30, 2020, participation, distribution and royalty costs decreased 19% and 15%, respectively, reflecting distribution costs in the prior-year periods to support theatrical releases, including Dora and the Lost City of Gold and Gemini Man. Theatrical distribution costs were significantly lower in the 2020 periods as a result of the closure or reduced capacity of movie theaters due to COVID-19. Lower expenses in the nine-month period also reflect costs in 2019 to support the theatrical release of Rocketman, as well as the mix of titles licensed under content licensing arrangements.

Programming Charges
During the nine months ended September 30, 2020, we recorded programming charges of $121 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.

Other
Other operating expenses primarily include overhead costs associated with operating departments, including compensation expense, revenue-sharing costs and costs associated with book sales, including printing and warehousing. For the three and nine months ended September 30, 2020, other operating expenses increased 8% and 5%, respectively, driven by higher costs to support the growth in our domestic streaming and digital video businesses, increased revenue-sharing costs as a result of the growth in retransmission revenues and higher expenses associated with the increase in book sales.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Selling, general and administrative expenses	$1,373	$1,473	(7)%	$3,936	$4,157	(5)%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. For the three and nine months ended September 30, 2020, SG&A expenses decreased 7% and 5%, respectively, driven by lower advertising and promotion costs reflecting the broadcast of fewer original programs and the delay in the broadcast season in 2020, and the benefit from cost savings, including from restructuring activities. These decreases were partially offset by the timing of incentive compensation expenses.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Depreciation and amortization	$98	$108	(9)%	$335	$323	4%
For the three months ended September 30, 2020, depreciation and amortization expense decreased 9% as a result of assets that became fully depreciated. For the nine months ended September 30, 2020, amortization expense included an impairment charge of $25 million in the TV Entertainment segment to write down the carrying values

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
of FCC licenses in two markets to their fair values and accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger (see Note 4). Partially offsetting the increase for the nine-month period was lower depreciation as a result of fully-depreciated assets.

Restructuring and Other Corporate Matters
During the three and nine months ended September 30, 2020 and 2019, we recorded costs for restructuring and other corporate matters as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Severance	$30	$47	$334	$145
Exit costs	5	(19)	37	11
Restructuring charges	35	28	371	156
Merger-related costs	10	94	51	94
Other corporate matters	7	—	21	57
Restructuring and other corporate matters	$52	$122	$443	$307
During the three and nine months ended September 30, 2020, we recorded restructuring charges of $35 million and $371 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily consist of severance costs, including the accelerated vesting of stock-based compensation. During the three months ended September 30, 2019, we recorded restructuring charges of $28 million primarily for severance costs in connection with the Merger. During the nine months ended September 30, 2019, we recorded restructuring charges of $156 million primarily for severance costs associated with a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate, and the aforementioned severance costs in connection with the Merger. Included in restructuring charges for the three and nine months ended September 30, 2020 and the nine months ended September 30, 2019 were costs resulting from the termination of contractual obligations and charges associated with the exit of leases. Restructuring charges for the three and nine months ended September 30, 2019 also included an adjustment to a previously recognized liability associated with the exit of a lease.

During the three and nine months ended September 30, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $10 million and $51 million, respectively, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses for the nine-month period.

Also, during the three and nine months ended September 30, 2020, we incurred costs of $6 million in connection with planned dispositions, and for the nine months ended September 30, 2020, we recorded a charge of $15 million to write down property and equipment that has been classified as held for sale to its fair value less costs to sell. During the three and nine months ended September 30, 2019, we incurred costs of $94 million in connection with the Merger, consisting of contractual executive compensation, including the accelerated vesting of stock-based compensation, that was triggered by the Merger, as well as financial advisory, legal and other professional fees. Additionally, during the nine months ended September 30, 2019, we incurred costs of $57 million in connection with the settlement of a commercial dispute and legal proceedings involving the Company.

Gain on Sale of Assets
During the first quarter of 2019, we completed the sale of CBS Television City for $750 million, resulting in a gain of $549 million ($386 million, net of tax).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Interest Expense/Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Interest expense	$(259)	$(246)	5%	$(763)	$(723)	6%
Interest income	$14	$19	(26)%	$39	$53	(26)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of September 30, 2020 and 2019:

	At September 30,
		Weighted Average		Weighted Average
	2020	Interest Rate	2019	Interest Rate
Total long-term debt	$19,599	4.80%	$18,059	4.70%
Other bank borrowings	$90	3.50%	$—	—%
Loss on Extinguishment of Debt
For the three and nine months ended September 30, 2020, the loss on extinguishment of debt of $23 million and $126 million, respectively, reflects pre-tax losses associated with the early redemption of $2.77 billion of our long-term debt, including $340 million that was redeemed in the third quarter.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pension and postretirement benefit costs	$(18)	$(27)	$(54)	$(80)
Foreign exchange losses	(1)	(12)	(26)	(15)
Gain from equity securities	—	12	32	78
Gain on sale of investment	—	—	—	11
Other	(1)	—	1	4
Other items, net	$(20)	$(27)	$(47)	$(2)
(Provision) Benefit for Income Taxes
The (provision) benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2020, we recorded a provision for income taxes of $38 million and $377 million, reflecting effective income tax rates of 5.7% and 16.6%, respectively. Included in the provision for income taxes for the three and nine months ended September 30, 2020, are discrete tax benefits of $117 million and $120 million, respectively, primarily consisting of a benefit of $100 million to remeasure our UK net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter, as well as a benefit of $22 million realized in connection with the preparation of the fiscal 2019 tax return for Viacom. These items, together with a net tax benefit of $18 million and $153 million for the three and nine months ended September 30, 2020, respectively, which relate principally to restructuring and other corporate matters,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
losses on the extinguishment of debt and programming charges, reduced our effective income tax rate by 1,750.0 percentage points and 540.0 percentage points, respectively.

For the three and nine months ended September 30, 2019, we recorded a provision for income taxes of $126 million and a tax benefit of $9 million, reflecting effective income tax rates of 16.1% and (.2)%, respectively. Included in the provision for income taxes for the third quarter of 2019 is a discrete tax benefit of $58 million primarily realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the U.S. government on tax positions relating to the Tax Reform Act. This item, taken together with a net provision of $2 million for restructuring and other corporate matters and gains from investments, reduced our effective income tax rate by 430.0 percentage points. The tax benefit for the nine months ended September 30, 2019 included a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, the aforementioned tax benefit of $58 million primarily realized in connection with the preparation of the 2018 federal tax return, a tax benefit of $32 million principally related to the bankruptcy of an investee, and a tax provision of $163 million on the gain from the sale of the CBS Television City. These items, taken together with a net tax benefit of $27 million for restructuring and other corporate matters and gains from investments, reduced the effective income tax rate by 2,190.0 percentage points for the nine months ended September 30, 2019.

In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for the three and nine months ended September 30, 2020. We do not expect the future impact of the CARES Act provisions to be material.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Equity in loss of investee companies	$(14)	$(20)	30%	$(46)	$(71)	35%
Tax benefit	5	6	(17)	16	18	(11)
Equity in loss of investee companies, net of tax	$(9)	$(14)	36%	$(30)	$(53)	43%
For the three and nine months ended September 30, 2020, equity in loss of investee companies, net of tax includes an impairment charge of $9 million relating to an international television joint venture.

Net Earnings Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings attributable to noncontrolling interests	$12	$16	$260	$27
For the nine months ended September 30, 2020, net earnings attributable to noncontrolling interests primarily reflects our joint venture partners’ share of profit from the licensing of the domestic streaming rights to South Park to an SVOD provider in the second quarter of 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)	2020	2019	Increase/(Decrease)
Net earnings from continuing operations attributable to ViacomCBS	$612	$626	(2)%	$1,598	$3,543	(55)%
Diluted EPS from continuing operations attributable to ViacomCBS	$.99	$1.01	(2)%	$2.59	$5.74	(55)%
For the three months ended September 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 2%, reflecting the decline in operating income, partially offset by higher discrete tax benefits in the third quarter of 2020 compared with the same prior-year period. For the nine months ended September 30, 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 55%, primarily driven by the lower operating income, which in 2019 included the above-mentioned gain of $549 million ($386 million, net of tax, or $.63 per diluted share) on the sale of CBS Television City. Higher discrete tax benefits in 2019 also contributed to the decline for the nine-month period.
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
Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2020		2019		$	%
Revenues:
TV Entertainment	$2,354	38%	$2,454	37%	$(100)	(4)%
Cable Networks	3,061	50	3,283	49	(222)	(7)
Filmed Entertainment	590	10	851	13	(261)	(31)
Publishing	279	5	217	3	62	29
Corporate/Eliminations	(168)	(3)	(107)	(2)	(61)	(57)
Total Revenues	$6,116	100%	$6,698	100%	$(582)	(9)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,
			Increase/(Decrease)
	2020	2019	$	%
Adjusted OIBDA:
TV Entertainment	$343	$463	$(120)	(26)%
Cable Networks	866	841	25	3
Filmed Entertainment	54	66	(12)	(18)
Publishing	58	55	3	5
Corporate/Eliminations	(171)	(112)	(59)	(53)
Stock-based compensation	(41)	(47)	6	13
Total Adjusted OIBDA	1,109	1,266	(157)	(12)
Depreciation and amortization	(98)	(108)	10	9
Restructuring and other corporate matters	(52)	(122)	70	n/m
Total Operating Income	$959	$1,036	$(77)	(7)%
n/m - not meaningful

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2020		2019		$	%
Revenues:
TV Entertainment	$7,588	40%	$8,798	42%	$(1,210)	(14)%
Cable Networks	9,151	48	9,361	45	(210)	(2)
Filmed Entertainment	2,048	11	2,458	12	(410)	(17)
Publishing	649	3	599	3	50	8
Corporate/Eliminations	(376)	(2)	(275)	(2)	(101)	(37)
Total Revenues	$19,060	100%	$20,941	100%	$(1,881)	(9)%

	Nine Months Ended September 30,
			Increase/(Decrease)
	2020	2019	$	%
Adjusted OIBDA:
TV Entertainment	$1,308	$1,818	$(510)	(28)%
Cable Networks	2,945	2,723	222	8
Filmed Entertainment	197	199	(2)	(1)
Publishing	115	109	6	6
Corporate/Eliminations	(364)	(334)	(30)	(9)
Stock-based compensation	(140)	(148)	8	5
Total Adjusted OIBDA	4,061	4,367	(306)	(7)
Depreciation and amortization	(335)	(323)	(12)	(4)
Restructuring and other corporate matters	(443)	(307)	(136)	n/m
Programming charges	(121)	—	(121)	n/m
Gain on sale of assets	—	549	(549)	n/m
Total Operating Income	$3,162	$4,286	$(1,124)	(26)%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Entertainment (CBS Television Network, CBS Studios, CBS Television Distribution, CBS Interactive, CBS Sports Network, CBS Television Stations and CBS-branded streaming services CBS All Access and CBSN, among others)
Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
			Increase/(Decrease)
TV Entertainment	2020	2019	$	%
Advertising	$1,053	$1,063	$(10)	(1)%
Affiliate	803	641	162	25
Content licensing	455	695	(240)	(35)
Other	43	55	(12)	(22)
Revenues	$2,354	$2,454	$(100)	(4)%

Adjusted OIBDA	$343	$463	$(120)	(26)%
Revenues
For the three months ended September 30, 2020, the 4% decrease in TV Entertainment revenues was mainly driven by lower content licensing revenues, partially offset by growth in affiliate revenues.

Advertising
The 1% decrease in advertising revenues was driven by the timing of sporting events and lower demand in the advertising market resulting from the adverse effects of COVID-19, partially offset by higher political advertising.

Affiliate
Affiliate revenues grew 25%, reflecting 22% growth in station affiliation fees and retransmission revenues, as well as subscriber growth at CBS All Access.
Content Licensing
Content licensing revenues decreased 35% reflecting a lower volume of licensing of our programming, as the third quarter of 2019 included significant revenues from the licensing of the final season of several series, including Elementary, and the 2020 period was negatively impacted by production shutdowns related to COVID-19.

Other
Other revenues decreased 22%, primarily reflecting lower revenues from the rental of our production facilities as a result of production shutdowns due to COVID-19.

Adjusted OIBDA
Adjusted OIBDA decreased 26%, mainly as a result of the revenue decline and higher production and participation costs for CBS All Access, partially offset by lower production costs associated with the decline in licensing revenues, production shutdowns due to COVID-19 and the mix of programming. Advertising and promotion costs were also lower as a result of cost saving initiatives and the delay in the start of the 2020-21 broadcast season due to COVID-19.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
			Increase/(Decrease)
TV Entertainment	2020	2019	$	%
Advertising	$3,385	$4,339	$(954)	(22)%
Affiliate	2,288	1,868	420	22
Content licensing	1,796	2,442	(646)	(26)
Other	119	149	(30)	(20)
Revenues	$7,588	$8,798	$(1,210)	(14)%

Adjusted OIBDA	$1,308	$1,818	$(510)	(28)%
Revenues
For the nine months ended September 30, 2020, the 14% decrease in TV Entertainment revenues was mainly driven by the comparison against CBS’ broadcasts of tentpole sporting events in 2019, the impact of COVID-19 on our business during 2020, including weakness in the advertising market, and lower content licensing revenues, partially offset by growth in affiliate revenues.

Advertising
The 22% decrease in advertising revenues was driven by the aforementioned impact of COVID-19, as well as the comparison against CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in 2019. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL. The 2020 NCAA Tournament, which was scheduled to be broadcast by CBS in the first quarter of 2020, was cancelled as a result of concerns about COVID-19. In addition, the national semifinals and championship games of the NCAA Tournament, which are broadcast by CBS every other year through 2032 under agreements with the NCAA and Turner, were broadcast on CBS in the second quarter of 2019.

Affiliate
Affiliate revenues grew 22%, reflecting 20% growth in station affiliation fees and retransmission revenues, as well as subscriber growth at CBS All Access.

Content Licensing
Content licensing revenues decreased 26%, mainly due to a lower volume of licensing of our programming during the current-year period, as the 2019 period included several significant licensing agreements for library programming and the licensing of the final season of several series, including Elementary. The decrease was also the result of production shutdowns related to COVID-19 and the timing of program availabilities.

Other
Other revenues decreased 20%, primarily reflecting lower revenues from the rental of our production facilities as a result of production shutdowns during the second and third quarters of 2020 due to COVID-19.

Adjusted OIBDA
Adjusted OIBDA decreased 28% driven by the impact of COVID-19 on our advertising revenues, the comparison against the broadcast of major sporting events in 2019 and lower profits from content licensing. These decreases

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
were partially offset by the increase in affiliate revenues and lower production and programming costs as a result of production shutdowns due to COVID-19 and the mix of programming. Advertising and promotion costs were also lower, reflecting the broadcast of fewer original programs and cost savings initiatives.
Cable Networks (Showtime Networks, Nickelodeon, MTV, BET, Comedy Central, Paramount Network, Nick Jr., VH1, TV Land, CMT, Pop TV, Smithsonian Networks, ViacomCBS Networks International, Network 10, Channel 5, Telefe and Pluto TV)
Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2020	2019	$	%
Advertising	$1,135	$1,280	$(145)	(11)%
Affiliate	1,562	1,508	54	4
Content licensing	364	495	(131)	(26)
Revenues	$3,061	$3,283	$(222)	(7)%

Adjusted OIBDA	$866	$841	$25	3%
Revenues
For the three months ended September 30, 2020, Cable Networks revenues decreased 7% primarily due to weakness in the advertising market as a result of COVID-19 and lower content licensing revenues. Domestic revenues decreased 2% and international revenues decreased 24%.

Advertising
Advertising revenues decreased 11% reflecting an 11% decrease in domestic advertising revenues and a 12% decrease in international advertising revenues. These decreases were primarily driven by lower linear impressions, including from weakness in the global advertising market as a result of COVID-19. The decrease in domestic advertising revenues was partially offset by growth from streaming and digital video advertising and higher pricing.

Affiliate
Affiliate revenues increased 4% from the same prior year period. Domestic affiliate revenues increased 4%, primarily driven by growth from our subscription streaming services, including Showtime OTT and BET+, which was launched in September 2019, the launch of our basic cable networks on a virtual MVPD service, and rate increases from traditional MVPDs. These increases were partially offset by declines in traditional MVPD subscribers at our cable networks. International affiliate revenues decreased 2% primarily due to subscriber declines. As of September 30, 2020, Showtime subscriptions, including Showtime OTT, totaled approximately 27 million.

Content Licensing
The 26% decrease in content licensing revenues was primarily driven by a lower volume of licensing, principally as a result of several significant international licensing arrangements with SVOD providers in the prior-year period, and the impact of production shutdowns due to COVID-19, which resulted in fewer programs available for

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
licensing and the cancellation of live events, including VidCon and Bellator events. These decreases were partially offset by growth from download-to-own revenues, led by sales of Yellowstone.

Adjusted OIBDA
Adjusted OIBDA increased 3%, as the revenue decline was more than offset by lower production, programming, advertising and promotion costs reflecting the broadcast of fewer original programs during the quarter as a result of production shutdowns due to COVID-19, and the benefit from cost savings, including from restructuring activities.
Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2020	2019	$	%
Advertising	$3,244	$3,742	$(498)	(13)%
Affiliate	4,468	4,601	(133)	(3)
Content licensing	1,439	1,018	421	41
Revenues	$9,151	$9,361	$(210)	(2)%

Adjusted OIBDA	$2,945	$2,723	$222	8%
Revenues
For the nine months ended September 30, 2020, Cable Networks revenues decreased 2%, due to weakness in the advertising market as a result of COVID-19 and lower affiliate revenues, partially offset by higher content licensing revenues, mainly reflecting the licensing of the domestic streaming rights for South Park to an SVOD provider. Domestic revenues increased 2% while international revenues decreased 19%, including a 4-percentage point unfavorable impact of foreign exchange rate changes.

Advertising
Advertising revenues decreased 13% primarily driven by the adverse effects of COVID-19 and the unfavorable impact of foreign exchange rate changes of 1-percentage point. Domestic advertising revenues decreased 10%, reflecting lower linear impressions, including from weakness in the advertising market as a result of COVID-19. This decrease was partially offset by growth from streaming and digital video advertising, including revenues from Pluto TV, which was acquired in March 2019, as well as the consolidation of Pop TV beginning in March 2019, when we acquired the 50% interest we did not own. International advertising revenues decreased 23%, primarily reflecting weakness in the advertising market and the unfavorable impact of foreign exchange rate changes of 4 percentage points.

Affiliate
Affiliate revenues decreased 3%, which included a 1-percentage point unfavorable impact from foreign exchange rate changes. Domestic affiliate revenues decreased 2%, primarily driven by declines in traditional MVPD subscribers at our cable networks, partially offset by growth from our subscription streaming services, including Showtime OTT and BET+, rate increases from traditional MVPDs, and the launch of our basic cable networks on a virtual MVPD service. International affiliate revenues decreased 7%, including a 4-percentage point unfavorable impact of foreign exchange rate changes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Content Licensing
The 41% increase in content licensing revenues was primarily the result of growth from the domestic licensing of programming to SVOD providers, mainly from South Park, and higher download-to-own revenues, partially offset by lower revenues from international licensing to SVOD providers.

Adjusted OIBDA
Adjusted OIBDA increased 8%, reflecting lower programming, advertising and promotion costs due to the broadcast of fewer original programs and the benefit from cost savings, including from restructuring activities. These cost decreases were partially offset by the decline in revenues and incremental costs to support the growth of our domestic streaming and digital video businesses.
Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios, and Miramax)
Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2020	2019	$	%
Theatrical	$6	$94	$(88)	(94)%
Home entertainment	150	153	(3)	(2)
Licensing	418	575	(157)	(27)
Other	16	29	(13)	(45)
Revenues	$590	$851	$(261)	(31)%

Adjusted OIBDA	$54	$66	$(12)	(18)%
Revenues
For the three months ended September 30, 2020, Filmed Entertainment revenues decreased 31% due to a decline in licensing revenues and the impact of COVID-19, which caused movie theaters to remain closed or operate at limited capacity throughout the quarter.

Theatrical
Theatrical revenues for the three months ended September 30, 2020 were impacted by the closure or reduction in capacity of movie theaters throughout the quarter in response to COVID-19.

Home Entertainment
The 2% decrease in home entertainment revenues was driven by fewer theatrical releases in 2020 primarily offset by higher sales of catalog and Miramax titles.

Licensing
The 27% decrease in licensing revenues was due to lower revenues from the timing of the availability of programs produced for third parties and a decline in the licensing of catalog titles.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA decreased 18%, reflecting lower revenues and the timing of incentive compensation expenses, partially offset by lower distribution costs resulting from fewer theatrical releases, compared to the prior-year period, which included costs associated with Dora and the Lost City of Gold and Gemini Man. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2020	2019	$	%
Theatrical	$176	$418	$(242)	(58)%
Home entertainment	533	468	65	14
Licensing	1,294	1,490	(196)	(13)
Other	45	82	(37)	(45)
Revenues	$2,048	$2,458	$(410)	(17)%

Adjusted OIBDA	$197	$199	$(2)	(1)%
Revenues
For the nine months ended September 30, 2020, the 17% decrease in Filmed Entertainment revenues primarily reflects the impact of COVID-19, which resulted in movie theaters remaining closed or operating at limited capacity throughout the second and third quarters of 2020.

Theatrical
Theatrical revenues decreased 58% reflecting the impact from the closure or reduction in capacity of movie theaters throughout the second and third quarters of 2020. Theatrical revenues during the current year benefited from the theatrical release of Sonic the Hedgehog in the first quarter, while the prior year benefited from several significant theatrical releases, including Rocketman, Pet Sematary, and the 2018 release of Bumblebee.

Home Entertainment
The 14% increase in home entertainment revenues was driven by higher sales of catalog titles. For the nine months ended September 30, 2020, revenues benefited from the release of Sonic the Hedgehog and Terminator: Dark Fate, while the prior-year period benefited from Bumblebee and Instant Family.

Licensing
The 13% decrease in licensing revenues was primarily due to declines from the licensing of catalog titles; lower revenues from the licensing of TV programming produced for third parties and lower revenues from the licensing of music rights.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA decreased 1% as the lower revenues were substantially offset by lower distribution and film production costs resulting from fewer theatrical releases in the current year. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Publishing (Simon & Schuster)
Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
			Increase/(Decrease)
Publishing	2020	2019	$	%
Revenues	$279	$217	$62	29%

Adjusted OIBDA	$58	$55	$3	5%
Revenues
For the three months ended September 30, 2020, the 29% increase in revenues was primarily due to higher print and digital book sales, including digital audio books, driven by the strength of the titles released during the third quarter of 2020. Bestselling titles for the quarter included Too Much and Never Enough: How My Family Created the World's Most Dangerous Man by Mary Trump and Rage by Bob Woodward.

Adjusted OIBDA
Adjusted OIBDA increased 5% as a result of the increase in revenues, partially offset by higher author expenses and increased costs associated with the mix of titles.
Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
			Increase/(Decrease)
Publishing	2020	2019	$	%
Revenues	$649	$599	$50	8%

Adjusted OIBDA	$115	$109	$6	6%
Revenues
For the nine months ended September 30, 2020, the 8% increase in revenues was primarily due to higher digital book sales, including digital audio books, driven by the strength of the titles released during the third quarter of 2020.

Adjusted OIBDA
Adjusted OIBDA increased 6% as a result of the increase in revenues, partially offset by higher author expenses and increased costs associated with the mix of titles.

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

Funding for our long-term debt obligations due over the next five years of $5.20 billion as of September 30, 2020 is expected to come from our ability to refinance our debt and cash generated from operating activities. During the nine months ended September 30, 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the nine months ended September 30, 2020, we redeemed senior notes, debentures, and junior subordinated debentures of $2.77 billion, prior to maturity, for a redemption price of $2.88 billion.

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
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Nine Months Ended September 30,
	2020	2019	Increase/(Decrease)
Cash flow provided by operating activities	$2,565	$1,689	$876
Cash flow used for investing activities	(269)	(11)	(258)
Cash flow provided by (used for) financing activities	106	(1,560)	1,666
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(16)	10
Net increase in cash, cash equivalents and restricted cash	$2,396	$102	$2,294

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operating Activities. For the nine months ended September 30, 2020, the increase in cash flow provided by operating activities was primarily driven by significantly lower spending, including for programming, production, advertising and distribution costs resulting from production shutdowns related to COVID-19 and cost savings, and lower payments for income taxes. These impacts were partially offset by the decline in revenues and higher payments for restructuring, merger-related costs, and costs to achieve synergies. Cash paid for income taxes decreased to $298 million for the nine months ended September 30, 2020 from $586 million for the prior-year period. The decrease was primarily due to a payment in 2019 as a result of guidance issued by the U.S. government in January 2019 relating to the transition tax on cumulative foreign earnings and profits that resulted from the enactment of federal tax legislation in December 2017.
Investing Activities

	Nine Months Ended September 30,
	2020	2019
Investments (a)	$(60)	$(137)
Capital expenditures	(213)	(251)
Acquisitions, net of cash acquired (b)	(142)	(384)
Proceeds from dispositions (c)	146	755
Other investing activities	—	6
Cash flow used for investing activities	$(269)	$(11)
(a) Primarily includes our investment in The CW.
(b) 2020 primarily reflects the acquisition of Miramax, a global film and television studio. 2019 reflects the acquisition of Pluto Inc. and the remaining 50% interest in Pop TV, a general entertainment cable network.
(c) 2020 reflects the sale of marketable securities. 2019 reflects the sale of CBS Television City.
Financing Activities

	Nine Months Ended September 30,
	2020	2019
Repayments of short-term debt borrowings, net	$(706)	$(624)
Proceeds from issuance of senior notes	4,365	492
Repayment of notes and debentures	(2,896)	(820)
Dividends	(450)	(446)
Purchase of Company common stock	(58)	(14)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(62)	(52)
Other financing activities	(87)	(96)
Cash flow provided by (used for) financing activities	$106	$(1,560)
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

The following table presents a reconciliation of our net cash flow provided by operating activities to free cash flow.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net cash flow provided by operating activities (GAAP)	$1,414	$500	$2,565	$1,689
Capital expenditures	(81)	(109)	(213)	(251)
Free cash flow (Non-GAAP)	$1,333	$391	$2,352	$1,438
Dividends
During the three and nine months ended September 30, 2020, we declared cash dividends of $.24 and $.72 per share, respectively, on our Class A and Class B Common Stock, resulting in total dividends of $150 million and $450 million, respectively.

Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019. During the three and nine months ended September 30, 2019, CBS declared cash dividends of $.18 and $.54 per share, respectively, on its Class A and Class B Common Stock resulting in total dividends of $69 million and $205 million, respectively. During the three and nine months ended September 30, 2019, Viacom declared cash dividends of $.20 and $.60 per share, respectively, on its Class A and Class B Common Stock resulting in total dividends of $82 million and $245 million, respectively.

Share Repurchase Program
During the nine months ended September 30, 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At September 30, 2020, $2.36 billion of authorization remained under the share repurchase program.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	September 30, 2020	December 31, 2019
Commercial paper	$—	$699
Senior debt (2.250%-7.875% due 2021-2050)	18,442	16,690
Junior debt (5.875%-6.25% due 2057)	1,157	1,286
Other bank borrowings	90	—
Obligations under finance leases	32	44
Total debt (a)	19,721	18,719
Less commercial paper and other short-term borrowings	—	699
Less current portion of long-term debt	18	18
Total long-term debt, net of current portion	$19,703	$18,002
(a) At September 30, 2020 and December 31, 2019, the long-term debt balances included (i) a net unamortized discount of $497 million and $412 million, respectively, (ii) unamortized deferred financing costs of $109 million and $92 million, respectively, and (iii) a decrease in the carrying value of the debt relating to previously settled fair value hedges of $5 million and $6 million, respectively. The face value of our total debt was $20.33 billion and $19.23 billion at September 30, 2020 and December 31, 2019, respectively.

During the nine months ended September 30, 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the nine months ended September 30, 2020, we redeemed, prior to maturity, senior notes, debentures, and junior subordinated debentures totaling $2.77 billion, for an aggregate redemption price of $2.88 billion, which included third quarter redemptions of $340 million of senior notes, for a redemption price of $357 million. These redemptions resulted in a pre-tax loss on extinguishment of debt of $23 million and $126 million for the three and nine months ended September 30, 2020, respectively.

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

Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. At September 30, 2020, we had no outstanding commercial paper borrowings under our commercial paper program. At December 31, 2019, we had $699 million of outstanding commercial paper borrowings with maturities of less than 90 days and a weighted average interest rate of 2.07%.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger (the “CBS Credit Facility”), with a maturity in June 2021, was terminated and the $2.50 billion revolving credit facility held by Viacom prior to the Merger (the “Viacom Credit Facility”), with a maturity in February 2024, was amended and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of September 30, 2020.

At September 30, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At September 30, 2020, we had $90 million of bank borrowings with a weighted average interest rate of 3.50% under Miramax’s $300 million credit facility, which matures in April 2023.
Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2020, the outstanding letters of credit and surety bonds approximated $140 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at September 30, 2020 is a liability of $100 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $67 million as of September 30, 2020 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2020, we had pending approximately 31,180 asbestos claims, as compared with approximately 30,950 as of December 31, 2019. During the third quarter of 2020, we received approximately 830 new claims and closed or moved to an inactive docket approximately 840 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2019 and 2018 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $58 million and $45 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Cautionary Statement Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q, including “Item 2 - Management’s Discussion and Analysis of Results of Operations and Financial Condition,” contains both historical and forward‑looking statements. All statements other than statements of historical fact are, or may be deemed to be, forward‑looking statements within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934, as amended. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause the actual results, performance or achievements of ViacomCBS to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: the impact of the COVID-19 pandemic (and other widespread health emergencies or pandemics) and measures taken in response thereto; technological developments, alternative content offerings and their effects in our markets and on consumer behavior; the impact on our advertising revenues of changes in consumers’ content viewership, deficiencies in audience measurement and advertising market conditions; the public acceptance of our brands, programming, films, published content and other entertainment content on the various platforms on which they are distributed; increased costs for programming, films and other rights; the loss of key talent; competition for content, audiences, advertising and distribution in consolidating industries; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; the risks and costs associated with the integration of the CBS Corporation and Viacom Inc. businesses and investments in new businesses, products, services and technologies; evolving cybersecurity and similar risks; the failure, destruction or breach of critical satellites or facilities; content theft; domestic and global political, economic and/or regulatory factors affecting our businesses generally; volatility in capital markets or a decrease in our debt ratings; strikes and other union activity; fluctuations in our results due to the timing, mix, number and availability of our films and other programming; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; liabilities related to discontinued operations and former businesses; and potential conflicts of interest arising from our ownership structure with a controlling stockholder. These risks, uncertainties and other factors are discussed in the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the SEC on February 20, 2020), our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (filed with the SEC on August 6, 2020) and this Quarterly Report on Form 10-Q. Other risks may be described in our news releases and other filings with the SEC, including but not limited to our Current Reports on Form 8-K. There may

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this document and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
In addition to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2019 (filed with the SEC on February 20, 2020) (our “2019 Annual Report”) and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (filed with the SEC on August 6, 2020), the following risk factor could have a material adverse effect on our business, financial condition and results of operations.

NAI, through its voting control of ViacomCBS, will be in a position to control actions that require stockholder approval
NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of ViacomCBS. At September 30, 2020, NAI directly or indirectly owned approximately 79.4% of the shares of our Class A Common Stock outstanding, and approximately 10.2% of the shares of our Class A Common Stock and our Class B Common Stock outstanding on a combined basis. Shari E. Redstone, the Chairperson, CEO and President of NAI, serves as non-executive Chair of the ViacomCBS Board of Directors (the “ViacomCBS Board”). Until the death of Mr. Sumner M. Redstone on August 11, 2020, NAI was controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owned 80% of the voting interest of NAI, with such voting interest voted solely by Mr. Redstone. Upon Mr. Redstone’s death and in accordance with the terms of the trust agreement governing the SMR Trust and the Continuing Trusts (as defined below), the SMR Trust was succeeded by two continuing trusts (the “Continuing Trusts”), each of which holds 40% of the voting stock of NAI. Under the terms of the trust agreement governing the SMR Trust and the Continuing Trusts, the Continuing Trusts are required to share the same seven voting trustees, who have equal voting power, and each trustee is required to cause each Continuing Trust to vote the NAI shares held by that Continuing Trust in the same manner as the NAI shares held by the other Continuing Trust. Ms. Redstone is one of the seven voting trustees for each Continuing Trust and is one of two voting trustees who are beneficiaries of one of the Continuing Trusts. No member of our management, or other member of our Board, is a trustee of either of the Continuing Trusts.

Subject to the terms of the Governance Agreement dated as of August 13, 2019, which is incorporated by reference as an exhibit in our 2019 Annual Report, NAI is in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending ViacomCBS’ bylaws, the election or removal of directors and transactions involving a change of control. For example, the ViacomCBS bylaws provide that:

•the affirmative vote of not less than a majority of the aggregate voting power of all outstanding shares of our capital stock then entitled to vote generally in an election of directors, voting together as a single class, is required for our stockholders to amend, alter, change, repeal or adopt any of our bylaws;
•any or all of our directors may be removed from office at any time prior to the expiration of his or her term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of our Common Stock then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of our stockholders called expressly for that purpose; provided that during the two-year period following the closing date of the ViacomCBS Merger, the removal of our Chief Executive Officer requires the approval of the ViacomCBS Board by the “Requisite Approval” (as defined in the ViacomCBS certificate of incorporation incorporated by reference as an exhibit in our 2019 Annual

Report); provided further, that during the two-year period following the closing date, NAI and NAI Entertainment Holdings LLC are not permitted to remove any other persons who were members of the ViacomCBS Board at the effective time of the Merger in accordance with the Merger Agreement or who otherwise become members the ViacomCBS Board (other than any of the NAI Affiliated Directors (as defined in the bylaws)) without the Requisite Approval; and
•in accordance with the General Corporation Law of the State of Delaware, our stockholders may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.

Accordingly, ViacomCBS stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control. For more information, see the Governance Agreement incorporated by reference as an exhibit in our 2019 Annual Report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the third quarter of 2020, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at September 30, 2020.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contacts
	(a)	Letter Agreement, dated as of October 26, 2020, between ViacomCBS Inc. and Laura Franco (filed herewith).
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

VIACOMCBS INC. (Registrant)

Date: November 6, 2020	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: November 6, 2020	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer