Form 10-K
period 2020-12-31
ViacomCBS Inc.
filed 2021-02-24
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $275,618,509 (based upon the closing price of $25.60 per share as reported by The Nasdaq Stock Market LLC on that date) and the market value of the shares of the registrant’s Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $12,618,241,490 (based upon the closing price of $23.32 per share as reported by The Nasdaq Stock Market LLC on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $12,893,859,999.
As of February 19, 2021, 52,066,317 shares of Class A Common Stock and 567,539,816 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of ViacomCBS Inc.’s Notice of 2021 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Part III).

VIACOMCBS INC.
TABLE OF CONTENTS

PART I

Item 1.	Business.
OVERVIEW

ViacomCBS Inc. is a leading global media and entertainment company that creates premium content and experiences for audiences worldwide. Driven by iconic consumer brands, our portfolio includes CBS, SHOWTIME, Paramount Pictures, Nickelodeon, MTV, Comedy Central, BET, Smithsonian Channel, CBS All Access (soon to be rebranded Paramount+) and Pluto TV, among others. We deliver the largest share of television audience in the United States (“U.S.”) and one of the industry’s most extensive libraries of television and film titles. In addition to offering innovative streaming services and digital video products, we provide powerful capabilities in production, distribution and advertising solutions.

Through the synergistic combination of our studios, networks and streaming businesses, we strategically focus on creating value in three ways. First, we maximize the power of our content by leveraging our extensive intellectual property portfolio across our Company and by focusing on areas with growth potential. Second, we maximize value from our biggest lines of revenue: advertising, affiliate and content licensing. Third, we are accelerating our momentum in streaming by expanding our differentiated ecosystem of free, pay and premium streaming services to capitalize on the global opportunity in streaming. Ahead of the rebranding of CBS All Access as Paramount+, which is scheduled for March 4, 2021, we recently announced an integrated global streaming organization under new leadership to ensure a more holistic approach across our streaming services, more closely align our streaming initiatives globally and enhance our ability to leverage our content portfolio.

As part of our ongoing integration strategy since the Merger (as defined below), in early 2020 we conducted a strategic review of our assets to identify and ultimately divest assets that do not fit within our focus on studios, networks and streaming. In connection with that review, in October 2020 we sold CNET Media Group and in November 2020 announced that we entered into an agreement to sell Simon & Schuster, which is expected to close in 2021, subject to customary closing conditions, including regulatory approvals. As a result, Simon & Schuster, which previously comprised our Publishing segment (“Publishing”), is presented as a discontinued operation in our consolidated financial statements for all periods presented in this Annual Report on Form 10-K.

We operate through the following segments:

•TV Entertainment. Our TV Entertainment segment (“TV Entertainment”) operates the CBS Television Network, our domestic broadcast network; CBS Studios and CBS Media Ventures, our television production and syndication operations; our CBS-branded streaming services, including CBS All Access/Paramount+; CBS Sports Network, our cable network focused on college athletics and other sports; and CBS Television Stations, our owned broadcast television stations. TV Entertainment accounted for approximately 42% of our consolidated revenues in 2020.

•Cable Networks. Our Cable Networks segment (“Cable Networks”) operates a portfolio of streaming services, including Pluto TV, a leading free advertising-supported streaming television (“FAST”) service in the U.S., and Showtime Networks’ premium subscription streaming service (“SHOWTIME OTT”); premium subscription cable networks, including SHOWTIME; basic cable networks, including BET, Nickelodeon, MTV, Comedy Central, Paramount Network and Smithsonian Channel; international extensions of these brands; and our international free-to-air broadcast networks such as Network 10, Channel 5 and Telefe. Cable Networks accounted for approximately 50% of our consolidated revenues in 2020.

•Filmed Entertainment. Our Filmed Entertainment segment (“Filmed Entertainment”) operates Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios, and also includes Miramax, a consolidated joint venture. Filmed Entertainment accounted for approximately 10% of our consolidated revenues in 2020.

We were organized as a Delaware corporation in 1986. On December 4, 2019, Viacom Inc. (“Viacom”) merged with and into CBS Corporation (“CBS”), with CBS continuing as the surviving company (the “Merger”), pursuant to an Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). At the effective time of the Merger, we changed our name to ViacomCBS Inc. Unless the context requires otherwise, references in this document to “ViacomCBS,” “Company,” “we,” “us” and “our” mean ViacomCBS Inc. and our consolidated subsidiaries, to “CBS” mean CBS Corporation and its consolidated subsidiaries prior to the Merger and to “Viacom” mean Viacom Inc. and its consolidated subsidiaries prior to the Merger.

Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.ViacomCBS.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K.

We have two classes of common stock, Class A Common Stock and Class B Common Stock, both of which are listed on The Nasdaq Stock Market LLC. Owners of our Class A Common Stock are entitled to one vote per share. Our Class B Common Stock does not have voting rights. As of December 31, 2020, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates movie screens in the U.S., the United Kingdom (“U.K.”) and South America and manages additional movie screens in South America, directly or indirectly owned approximately 79.4% of our voting Class A Common Stock, and approximately 10.2% of our Class A Common Stock and Class B Common Stock on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

TV ENTERTAINMENT

CBS TELEVISION

CBS NEWS

CBS ALL ACCESS

CBS SPORTS

CBS TELEVISION STATIONS

CBS TELEVISION STUDIOS

TV ENTERTAINMENT

Overview

TV Entertainment operates the CBS Television Network, our domestic broadcast network; CBS Studios and CBS Media Ventures, our television production and syndication operations; our CBS-branded streaming services CBS All Access/Paramount+, CBSN, CBS Sports HQ and ET Live; CBS Sports Network, our cable network focused on college athletics and other sports; and CBS Television Stations, our owned broadcast television stations.

TV Entertainment’s revenues are generated primarily from advertising sales; the licensing and distribution of content; and affiliate revenues comprised of fees received from television stations affiliated with the CBS Television Network (“reverse compensation”), fees for authorizing multichannel video programming distributors’ (“MVPDs”) and virtual MVPDs’ (“vMVPDs”) carriage of our owned television stations (“retransmission fees”), and subscription fees for our streaming services. In 2020, TV Entertainment advertising, affiliate and content licensing revenues generated approximately 47%, 29% and 22%, respectively, of the segment’s total revenues. TV Entertainment generated approximately 42%, 44% and 42% of our consolidated revenues in 2020, 2019 and 2018, respectively.

CBS Television Network

The CBS Television Network, through CBS Entertainment, CBS News and CBS Sports, distributes news and public affairs broadcasts, sports and entertainment programming. The CBS Television Network primarily derives revenue from the sale of advertising time for its network broadcasts and affiliation fees from television stations affiliated with the CBS Television Network.

CBS Entertainment acquires or develops and schedules the programming on the CBS Television Network, which includes primetime comedies and dramas, reality, specials, kids’ programs, daytime dramas, game shows and late night. CBS Television Network’s top-rated series include NCIS, The Late Show with Stephen Colbert and The Price is Right. CBS News operates a worldwide news organization, providing the CBS Television Network and

CBS News Radio with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours, CBS Evening News, CBS This Morning, CBS Sunday Morning and Face the Nation.

CBS Sports broadcasts on CBS Television Network include: certain regular season games from the National Football League’s (the “NFL”) American Football Conference (“AFC”) and National Football Conference (NFC), as well as post-season AFC wild card playoff, AFC divisional playoff and championship games, and, on a rotating basis with other networks, the Super Bowl; the National Collegiate Athletic Association (the “NCAA”) Division I Men’s Basketball Tournament and marquee regular-season college basketball games, including conference championship games from the Big Ten, Mountain West, Atlantic 10 and Missouri Valley; regular-season college football games, including games from the Southeastern Conference; and PGA Tour golf tournaments, for which we have broadcast rights through 2030, the Masters and the PGA Championship. In 2020, CBS Sports, along with CBS All Access, became the exclusive English-language home in the U.S. of the Union of European Football Associations (“UEFA”) Champions League, UEFA Europa League and UEFA Europa Conference League.

CBS Television Network content also is available on the internet, including through: CBS.com, CBSSports.com and related software applications (“apps”); our streaming services, such as CBS All Access and CBSN; and vMVPDs, such as Hulu with Live TV and YouTube TV.

The CW, a broadcast network and our joint venture with Warner Bros. Entertainment, airs programming targeting younger viewers, including Charmed and The Flash. Eight of our owned television stations are affiliates of The CW.

CBS Studios

CBS Studios is a leading content supplier that produces nearly 70 series across broadcast television, premium subscription cable and streaming services. CBS Studios maintains an extensive library of intellectual property, including the genre-defining and ever-growing Star Trek universe. CBS Studios’ portfolio spans a diverse slate of commercially successful and critically acclaimed scripted programming. Broadcast television productions include Blue Bloods, the FBI franchise and the NCIS franchise for the CBS Television Network, and Nancy Drew and Walker for The CW. In premium cable, CBS Studios produced The Comey Rule and Our Cartoon President and produces Your Honor for SHOWTIME. Streaming productions include The Good Fight and The Stand for CBS All Access; Dead to Me and Unbelievable for Netflix; Diary of a Future President for Disney+; and Carpool Karaoke for Apple TV. CBS Studios also produces award-winning late night and daytime talk shows, such as The Late Show with Stephen Colbert, The Late Late Show with James Corden and The Talk. Internationally, CBS Studios develops, produces and distributes local language and international series originated outside of the U.S.

CBS Media Ventures

CBS Media Ventures produces or distributes first-run syndicated daily and weekly programming, across various dayparts and genres, including talk shows, court shows, game shows and newsmagazines. The programming is produced for television stations across the country and sold market by market. First-run syndication is programming exhibited on television stations without prior exhibition. Revenue is generated from licensing and distributing such programming, as well as through national advertising sales and integrations. CBS Media Ventures’ first-run series include Dr. Phil, Entertainment Tonight, Jeopardy!, Judge Judy and the new daytime series The Drew Barrymore Show. CBS Media Ventures also distributes programming produced by other divisions, such as CBS Studios, CBS News and Showtime Networks, after initial exhibition on broadcast television, basic or premium subscription cable networks or streaming services for domestic exhibition on television stations, cable networks or streaming services (known as “off-network syndicated programming”). Off-network syndicated programming and first‑run syndicated programming distributed domestically can be sold in successive sales cycles known as “first cycle” sales, “second cycle” sales, and so on, which may occur on an exclusive or non-exclusive basis. CBS Media Ventures operates Dabl, a multiplatform, advertiser-supported lifestyle network.

CBS Television Stations

The CBS Television Stations group consists of our 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Licensees must seek to renew each license every eight years. The CBS Television Stations group principally derives revenue from the sale of advertising on our television stations and retransmission fees. Our television stations are located in the seven largest, and 15 of the top 20, television markets in the U.S. We own multiple television stations within the same designated market area (“DMA”) in 10 major markets, including New York, Los Angeles and Philadelphia. Our television stations enable us to reach a wide audience within and across geographically diverse markets in the U.S. The stations produce news and broadcast public affairs, sports and other programming to serve their local markets and offer CBS, The CW or MyNetworkTV (a national broadcast service that provides syndicated programming, including series from the ViacomCBS library, during primetime to stations across the country) programming and syndicated programming. The stations also broadcast free, advertiser-supported digital channels using available broadcast spectrum. These channels include local and syndicated programming, Dabl (a multiplatform, advertiser-supported lifestyle network operated by CBS Media Ventures) and Start TV, a national entertainment program service featuring classic television content focused on female audiences, which is our joint venture with Weigel Broadcasting. Local versions of our CBSN streaming service offers local news from certain of our owned television stations. Our television stations have local websites that promote the stations’ programming.

Television Stations, Local Websites and CBSN Streaming Services

The following table sets forth information regarding our owned television stations and related local websites and CBSN streaming services, as of February 22, 2021, within U.S. television markets:

Television Market	DMA Rank(1)	Stations	Type	Network Affiliation	Local Websites and CBSN Streaming Services(2)
New York, NY	1	WCBS‑TV	UHF	CBS	newyork.cbslocal.com
		WLNY‑TV	UHF	Independent	CBSN New York

Los Angeles, CA	2	KCAL‑TV	VHF	Independent	losangeles.cbslocal.com
		KCBS‑TV	UHF	CBS	CBSN Los Angeles

Chicago, IL	3	WBBM‑TV	VHF	CBS	chicago.cbslocal.com
					CBSN Chicago

Philadelphia, PA	4	KYW‑TV	UHF	CBS	philadelphia.cbslocal.com
		WPSG‑TV	UHF	The CW	CBSN Philly

Dallas‑Fort Worth, TX	5	KTVT‑TV	UHF	CBS	dfw.cbslocal.com
		KTXA‑TV	UHF	Independent	CBSN Dallas-Fort Worth

San Francisco, CA	6	KPIX‑TV	UHF	CBS	sanfrancisco.cbslocal.com
		KBCW‑TV	UHF	The CW	CBSN Bay Area

Atlanta, GA	7	WUPA-TV	UHF	The CW	atlanta.cbslocal.com

Boston, MA	10	WBZ-TV	UHF	CBS	boston.cbslocal.com
		WSBK-TV	UHF	MyNetworkTV	CBSN Boston

Seattle-Tacoma, WA	12	KSTW-TV	VHF	The CW	seattle.cbslocal.com

Tampa-St. Petersburg, FL	13	WTOG-TV	UHF	The CW	tampa.cbslocal.com

Minneapolis, MN	14	WCCO‑TV	UHF	CBS	minnesota.cbslocal.com
		KCCW‑TV(3)	VHF	CBS	CBSN Minnesota

Detroit, MI	15	WWJ‑TV	UHF	CBS	detroit.cbslocal.com
		WKBD‑TV	UHF	The CW

Television Market	DMA Rank(1)	Stations	Type	Network Affiliation	Local Websites and CBSN Streaming Services(2)

Denver, CO	16	KCNC‑TV	UHF	CBS	denver.cbslocal.com
					CBSN Denver

Miami-Ft. Lauderdale, FL	18	WFOR‑TV	UHF	CBS	miami.cbslocal.com
		WBFS‑TV	UHF	MyNetworkTV

Sacramento, CA	20	KOVR-TV	UHF	CBS	sacramento.cbslocal.com
		KMAX-TV	UHF	The CW

Indianapolis, IN	25	WBXI-CA(4)	UHF	Independent

Pittsburgh, PA	26	KDKA-TV	UHF	CBS	pittsburgh.cbslocal.com
		WPCW-TV	VHF	The CW	CBSN Pittsburgh

Baltimore, MD	28	WJZ‑TV	VHF	CBS	baltimore.cbslocal.com

(1)    Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates (September 2020).
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

CBS Sports Network

CBS Sports Network is a cable network that provides a diverse slate of sports and related content 24 hours a day, seven days a week (“24/7”), with a focus on college sports. CBS Sports Network generates revenue from carriage fees from MVPDs, vMVPDs and advertising sales. The network televises live professional, amateur and college events, including Division I college football, basketball, hockey and lacrosse, as well as professional bull riding. In addition, the network showcases a variety of original programming, including documentaries, features and studio shows, highlighted by NFL Monday QB, That Other Pre-Game Show (TOPS), Time to Schein and a first of its kind all-female panel sports talk show, We Need to Talk. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, The Masters Tournament and the PGA Championship, and for SHOWTIME relating to SHOWTIME Championship Boxing.

CBS All Access/Paramount+

CBS All Access is our direct-to-consumer digital subscription video-on-demand (“SVOD”) and live streaming service, which generates revenue from subscription fees and advertising, and has provided subscribers the ability to watch television and movies on-demand, as well as livestreamed sports and local CBS stations across the U.S.

The streaming service is expected to be relaunched as Paramount+ on March 4, 2021 and will feature content from our leading portfolio of broadcast, news, sports and entertainment brands. Building on our legacy of great storytelling, Paramount+ will present original series such as: The Offer, a limited event series about the making of The Godfather, one of Paramount’s most legendary films; a new edition of Behind the Music from MTV; The Real Criminal Minds, a true crime docu-series; Kamp Koral: SpongeBob’s Under Years from Nickelodeon; and The SpongeBob Movie: Sponge on the Run. Paramount+ will also include current and past seasons of hit shows from the CBS Television Network; growing libraries from brands across our Cable Networks portfolio, including Nickelodeon, BET, Comedy Central, MTV, Paramount Network and Smithsonian Channel; and films from Paramount Pictures. Paramount+ will continue to be home to livestreamed CBS Sports programming, including golf, football and basketball, and every UEFA club competition match, including all UEFA Champions League and UEFA Europa League matches. Subscribers can also stream local CBS stations live across the U.S., as well as our other live channels: CBSN for news 24/7, CBS Sports HQ for sports news and analysis, and ET Live. The service is offered through mobile and connected devices, and third-party platforms.

CABLE NETWORKS

Overview

Cable Networks operates a portfolio of free, pay and premium streaming services — Pluto TV, a leading FAST service in the U.S.; Noggin, Nickelodeon’s preschool subscription streaming service; BET+, a subscription streaming service focused on the Black audience; and SHOWTIME OTT — and a portfolio of both premium subscription and basic cable networks. Our premium subscription cable networks consist of SHOWTIME, The Movie Channel and Flix, and our basic cable networks consist of BET, Nickelodeon, MTV, Comedy Central, Paramount Network, Smithsonian Channel, Pop TV, CMT, VH1, TV Land and Logo.

Under ViacomCBS Networks International (“VCNI”), we operate international divisions of our domestic streaming and Cable Networks brands and businesses, program services created specifically for international audiences and our international free-to-air networks such as Channel 5 in the U.K., Televisión Federal S.A. (“Telefe”) in Argentina and Network 10 in Australia.

Cable Networks’ revenues are generated primarily from affiliate revenues comprised of fees from MVPDs and vMVPDs for carriage of our cable networks, and subscription fees from our streaming services; advertising sales; and the licensing of our content and brands. In 2020, Cable Networks affiliate, advertising and content licensing revenues generated approximately 48%, 38% and 14%, respectively, of the segment’s total revenues. Cable Networks generated approximately 50%, 46% and 48% of our consolidated revenues in 2020, 2019 and 2018, respectively.

Our most significant Cable Networks brands are discussed below.

SHOWTIME

Our three premium subscription cable networks in the U.S. are SHOWTIME, which offers original scripted and unscripted series, movies, documentaries and docu-series, sports, comedy and special events; The Movie Channel, which offers a variety of movies and related programming; and Flix, which primarily offers movies from the last several decades. Content highlights on SHOWTIME in 2020 include new seasons of The Chi, Billions, the final season of Homeland and the limited series The Good Lord Bird. SHOWTIME is also home to Shameless, The L Word: Generation Q, Black Monday, City on a Hill, Desus & Mero, the network’s first late-night talk show, a number of docu-series, including Couples Therapy, The Circus, and the news series Vice. SHOWTIME OTT, Showtime Networks’ premium subscription streaming service, is available for purchase without an MVPD subscription. SHOWTIME Anytime, an authenticated version of SHOWTIME, is available free of charge to SHOWTIME subscribers. Showtime Networks also produces and/or provides special events on a pay-per-view basis available for purchase by both SHOWTIME subscribers and non-subscribers through the SHOWTIME app and third-party distributors. Showtime Networks owns and operates Bellator, a leading mixed martial arts and kickboxing organization.

Pluto TV

Pluto TV is a leading FAST service in the U.S., delivering over 250 live, linear channels and thousands of movies and television series on-demand to 30.1 million domestic monthly active users (“MAUs”) and 43.1 million global MAUs as of December 31, 2020. Pluto TV has an international footprint that spans three continents and 24 countries throughout North America, Europe and Latin America. With over 100,000 hours of premium content, Pluto TV offers a broad and diverse lineup of third-party branded and original, thematically-curated channels featuring categories including movies and television, sports, news & opinion, comedy, gaming & anime, home &

DIY, music, kids, reality, crime, classic TV and Latino. Over fifty channels, or approximately one-fifth of Pluto TV’s lineup, are dedicated to ViacomCBS titles and brands. Pluto TV has over 400 global content partners, including studios, networks, news and sports organizations, publishers, and digital media entities. With over 30 distribution partners, Pluto TV is widely available on mobile, web and connected devices, including on major connected television brands such as Samsung, LG, Fire TV, TiVo and Vizio.

BET

BET is the nation’s leading provider of entertainment, music, news and experiences that entertain, engage and empower African-American audiences. BET can be seen in the U.S., Canada, the Caribbean, the U.K. and sub-Saharan Africa. In 2020, BET aired an array of content addressing systemic racism, including Justice Now: A BET News Special/Town Hall, American Injustice: The Fight for Police Reform, A March for Action and BET Remembers: George Floyd. Other highlights include John Lewis: In His Own Words, No Limit Chronicles, Twenties and Tyler Perry’s The Oval and Sistas, the first two series in our multi-year partnership with award-winning writer, director, producer, actor and playwright Tyler Perry. BET’s tentpoles and live events include the BET Awards & Experience, which in 2020 aired as the number one cable awards show for the sixth consecutive year among adults, and the BET Hip Hop Awards.

BET+, our joint venture with Tyler Perry Studios, is a subscription streaming service for the Black audience, with exclusive originals, thousands of television episodes and movies from leading Black content creators. The service is the official home of Tyler Perry’s film, television and stage works, and provides users with access to original content, including First Wives Club, Ruthless and Bigger. BET brands include: BET.com, a leading internet destination for Black entertainment, music, culture, and news; BET Her, an entertainment network targeting the African-American woman; BET Music Networks; BET Home Entertainment; BET Live; BET Mobile; and BET International, which operates BET around the globe.

Kids & Family Entertainment Group

Nickelodeon

Nickelodeon, now in its 41st year, is one of the most globally recognized and widely distributed multimedia entertainment brands for kids and family. Nickelodeon has been the number-one-rated advertising-supported basic cable network for 25 consecutive years among kids 2 to 11. Nickelodeon features leading original and licensed kids’ series across animation, live-action and preschool genres. Content highlights in 2020 include Ryan’s Mystery Playdate, SpongeBob SquarePants, PAW Patrol, The Loud House, The Casagrandes and Blue’s Clues & You!. Nickelodeon brands include Nick Jr., Nick at Nite, TeenNick, Nicktoons and Nick Music.

Noggin, Nickelodeon’s preschool subscription streaming service, features over 1,000 library episodes, interactive videos and short-form educational content. In partnership with Paramount, Nickelodeon Movies produces branded films based on some of Nickelodeon’s most iconic franchises and characters. Nickelodeon is a key part of our global consumer products business. In 2020, we entered into a licensing partnership with global toy brand Melissa & Doug to deliver PAW Patrol and Blue’s Clues and You! co-branded toys. Nickelodeon also licenses its brands for recreation and other location-based experiences such as hotels and theme parks and is involved in numerous live events such as the Kids’ Choice Awards.

Awesomeness

Awesomeness creates content focused on the global Gen Z audience through its digital publishing, film and television studio divisions. Awesomeness has become the destination for youth culture, cultivating a loyal audience with content such as To All the Boys I’ve Loved Before, Trinkets and Pen15.

MTV Entertainment Group

MTV

MTV is the leading global youth media brand with operations that span cable and mobile networks, live events, films and MTV Studios, a unit focused on developing series for SVOD and other distribution platforms and partners. Content highlights in 2020 include The Challenge, Jersey Shore Family Vacation, Double Shot at Love with DJ Pauly D and Vinny, Floribama Shore, Teen Mom, Ridiculousness, Deliciousness, Wild ‘N Out, Catfish, Ghosted, Siesta Key, 16 & Recovering and the Oscar nominated St. Louis Superman from MTV Documentary Films. MTV’s signature event, the MTV Video Music Awards, drew 6.4 million viewers across its live linear simulcast and 41.1 million interactions across social media, making it the second most-social show of the year, behind only the Super Bowl. MTV’s annual tentpoles also include the MTV European Music Awards and the MTV Movie and TV Awards.

Comedy Central

Comedy Central is a leading destination for comedic and topical talent and all things comedy, providing viewers access to a world of funny, provocative and relevant comedy, ranging from award-winning late-night, scripted and animated series, to stand-up and short-form. Content highlights in 2020 include South Park: The Pandemic Special, The Daily ‘Social Distancing’ Show with Trevor Noah and Awkwafina is Nora From Queens. Comedy Central also produces a global podcast network and operates Comedy Central Radio on SiriusXM.

Paramount Network

Paramount Network is a premium entertainment destination with stories that are immersive, inclusive and deeply personal. Content highlights in 2020 include Yellowstone, written by Oscar nominee Taylor Sheridan and starring two-time Oscar winner Kevin Costner, and Dashing in December, an LGBTQ+ holiday film produced by the MTV Entertainment Group’s original movies and limited series division, which was launched in May 2020.

Smithsonian Channel

Smithsonian Channel is the home of popular genres such as air and space, travel, history, science, nature and pop culture. Among the brand’s series are Aerial America, America in Color, America’s Hidden Stories, Apollo’s Moon Shot, The Pacific War in Color and Air Disasters, as well as critically-acclaimed specials that include The Green Book: Guide to Freedom, Black in Space: Breaking the Color Barrier, Walk Against Fear: James Meredith and Princess Diana’s Wicked Stepmother.

ViacomCBS Networks International (VCNI)

VCNI operates international divisions of our domestic streaming and Cable Networks brands and businesses, as well as regional and free-to-air broadcast networks.

Network 10

Network 10 is one of the three major free-to-air commercial broadcast networks in Australia that focuses on delivering content targeted at the under 50s demographic across a variety of platforms and genres. Network 10 is home to popular franchises, including MasterChef Australia, Australian Survivor and I’m A Celebrity…Get Me Out of Here!, and news and current affairs show The Project. Network 10 brands consist of channel 10, 10 Bold, 10 Peach and 10 Shake, on-demand service 10 Play, and 10 All Access (soon to be rebranded Paramount+), a subscription streaming service in Australia featuring a collection of popular Network 10 series as well as exclusive CBS library content.

Channel 5

Channel 5 is a free-to-air public service broadcaster (PSB) in the U.K. Channel 5 channels include 5Star, 5USA and 5Select, as well as its corresponding SVOD service, My5, which together offer a broad mix of popular content, including factual programming, entertainment, reality, sports, acquired and original drama, and preschool programming through its award-winning Milkshake! brand. Content highlights in 2020 include All Creatures Great and Small and Our Yorkshire Farm.

Telefe

Telefe is the leading free-to-air entertainment broadcast network in Argentina and offers a wide range of programming, including Who Wants to Be a Millionaire? The Internationals: Buenos Aires Connection and MasterChef Celebrity. Telefe Noticias, Telefe’s flagship newscast, was in 2020 named Argentina’s most trusted news brand. Telefe also has an expansive digital presence that includes exclusive content, video-on-demand and a livestream.

COLORS

COLORS is a Hindi-language general entertainment pay television channel operated by Viacom18, our joint venture in India. COLORS is available in India and over 100 additional countries. Content highlights in 2020 include Khatron Ke Khiladi, Bigg Boss 14 and Barrister Babu. Other COLORS brands include COLORS Infinity, COLORS Rishtey and COLORS Cineplex. Viacom18 Studios, Viacom18’s filmed entertainment business, includes Viacom18 Motion Pictures, a fully-integrated motion pictures studio, and Tipping Point, a digital content unit. Viacom18 Motion Pictures also partners with Paramount to market and distribute Paramount films for theatrical exhibition in the Indian sub-continent.

FILMED ENTERTAINMENT

Paramount

Paramount TELEVISION STUDIOS

FILMED ENTERTAINMENT

Overview

Filmed Entertainment operates Paramount Pictures, Paramount Players, Paramount Animation and Paramount Television Studios, and also includes Miramax, a consolidated joint venture. It partners on various projects with key TV Entertainment and Cable Networks brands. Films produced, acquired and/or distributed by Filmed Entertainment are generally first exhibited theatrically in domestic and/or international markets and then released in various markets and media.

Filmed Entertainment’s revenues are generated primarily from the release and/or distribution of films theatrically, the release and/or distribution of film and television product through home entertainment, the licensing of film and television product to television, SVOD and other digital platforms and other ancillary activities. Our theatrical revenues in 2020 were negatively impacted by the closure or reduction in capacity of movie theaters as a result of COVID-19. We rescheduled certain planned 2020 theatrical releases to 2021, and licensed others to our owned or third-party streaming services. In 2020, Filmed Entertainment licensing, home entertainment and theatrical revenues generated approximately 62%, 28% and 7%, respectively, of the segment’s total revenues. Filmed Entertainment generated approximately 10%, 11% and 11% of our consolidated revenues in 2020, 2019 and 2018, respectively.

Paramount Pictures

Paramount Pictures is a major global producer and distributor of filmed entertainment and has an extensive library consisting of over 1,200 film titles produced by Paramount, acquired rights to nearly 2,900 additional films and a number of television programs. Paramount’s library includes many Academy Award winners, including Titanic, Braveheart, Forrest Gump, The Godfather, The Godfather Part II and Wings, which won the first ever Academy

Award for Best Picture in 1929. The Paramount library also includes other Academy Award Best Picture nominees such as Arrival, Fences, The Big Short, Selma and The Wolf of Wall Street, classics such as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard, and a number of successful franchises such as Mission: Impossible, Transformers, Star Trek and Paranormal Activity. In 2020, Paramount’s theatrical releases included Sonic the Hedgehog, the highest-grossing movie ever in the U.S. based on a video game.

Paramount Players

Paramount Players is committed to creating genre films from unique, contemporary voices and properties, as well as drawing from Paramount’s rich library of content.

Paramount Animation

Paramount Animation is our animation division and develops and produces top-quality animated films. Paramount Animation co-produced The SpongeBob Movie: Sponge on the Run, which will be digitally released domestically in March 2021 simultaneously on premium video on demand and Paramount+.

Paramount Television Studios

Paramount Television Studios develops and finances a wide range of original, premium television content across all platforms for distribution worldwide. Paramount Television Studios’ productions include The Haunting of Hill House and The Haunting of Bly Manor for Netflix; 13 Reasons Why for Netflix; Tom Clancy’s Jack Ryan for Amazon Prime; The Alienist and The Angel of Darkness for TNT; Home Before Dark and Defending Jacob for AppleTV+; Catch-22 for Hulu; and Boomerang and First Wives Club for BET and BET+, respectively.

Miramax

Miramax, a consolidated joint venture with beIN Media Group, is a global film and television studio with an extensive library of content. We have exclusive, long-term rights to distribute Miramax’s library, adding nearly 700 titles to our existing library. We also have certain rights to co-produce, co-finance and/or distribute new film and television projects with Miramax.

Film Production, Distribution and Financing

We produce many of the films we release and also acquire films for distribution from third parties. In some cases, we co-finance and/or co-distribute films with third parties, including other studios. We also enter into film-specific financing and slate financing arrangements from time to time under which third parties participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest. We distribute films worldwide or in select territories or media and may engage third-party distributors for certain films in certain territories. We have several multi-film production, distribution and financing relationships, including with Skydance Productions, Hasbro Inc. and New Republic Pictures.

Domestically, we generally market and distribute our own theatrical and home entertainment releases. Internationally, we generally distribute theatrical releases through our international affiliates or, in territories where we have no operating presence, through United International Pictures, our joint venture with Universal Studios. For home entertainment releases, DVD and Blu-ray discs are distributed internationally by local licensees. We also license films and television shows domestically and/or internationally to a variety of platforms.

PUBLISHING

Publishing consists of Simon & Schuster, which publishes and distributes adult and children’s consumer books in printed, digital and audio formats in the U.S. and internationally. Its digital formats include electronic books and audio books. In November 2020, we announced that we entered into an agreement to sell Simon & Schuster, which is expected to close in 2021, subject to customary closing conditions, including regulatory approvals. Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented in this Annual Report on Form 10-K.

Simon & Schuster’s major children’s imprints include Simon & Schuster Books For Young Readers, Aladdin and Little Simon. Simon & Schuster also develops special imprints and publishes titles based on the products of certain of our businesses as well as those of third parties and distributes products for other publishers. Simon & Schuster distributes its products directly and through third parties. Simon & Schuster also delivers content and promotes its products on its own websites, social media, and general internet sites as well as those dedicated to individual titles. International publishing includes the international distribution of English-language titles through Simon & Schuster in the U.K., Canada, Australia and India and other distributors, as well as the publication of locally originated titles by its international companies.

Best-selling titles in 2020 include: Mary Trump’s Too Much and Never Enough: How My Family Created the World’s Most Dangerous Man; Bob Woodward’s Rage; John Bolton’s The Room Where it Happened; Stephen King’s If It Bleeds and The Outsider; and Cassandra Clare’s Chain of Gold.

COMPETITION

All of our businesses operate in highly competitive environments, and compete for creative talent and intellectual property, as well as for audiences and distribution of our content.

TV Entertainment, Cable Networks and Filmed Entertainment compete with a variety of media, technology and entertainment companies that have substantial resources to produce and acquire content worldwide, including broadcast networks, basic and premium cable networks, streaming services, film and television studios, production groups, independent producers and syndicators, television stations and television station groups. These segments compete with other content creators for creative talent including producers, directors, actors and writers, as well as for new program ideas and intellectual property and for the acquisition of popular programming. Similarly, Publishing competes with many other publishers for the rights to works by authors, and competition is particularly strong for well-known authors and public personalities.

Our businesses also face significant competition for audiences from various sources. Filmed Entertainment competes for audiences for its films and television content with releases from other film studios, television producers and streaming services, as well as with other forms of entertainment and consumer spending outlets. TV Entertainment and Cable Networks compete for audiences and advertising revenues primarily with other cable and broadcast television networks; streaming services; social media platforms; websites, apps and other online experiences; radio programming; and print media. In addition, our television and basic cable networks businesses face increasing competition from technologies providing digital audio and visual content in ways that allow audiences to consume content of their choosing while avoiding traditional commercial advertising. Moreover, our businesses face competition from the many other entertainment options available to consumers including video games, sports, travel and outdoor recreation.

We also face competition for distribution of our content. TV Entertainment and Cable Networks compete for distribution of our program services (and receipt of related fees) with other broadcast networks, cable networks and programmers. The CBS Television Network competes with other broadcast networks to secure affiliations with independently owned television stations to ensure the effective distribution of network programming nationwide. TV Entertainment, Cable Networks and Filmed Entertainment compete with studios and other producers of entertainment content for distribution on third-party platforms.

For additional information regarding competition, see “Item 1A. Risk Factors — Our businesses operate in industries that are highly competitive.”

ENVIRONMENTAL, SOCIAL AND GOVERNANCE STRATEGY

The media and entertainment industry is uniquely positioned to shape culture, social attitudes and societal outcomes. As a global content company that reaches billions of people, we take seriously the opportunity and responsibility that comes with that reach.

We are committed to advancing and strengthening our approach to environmental, social and governance (“ESG”) topics to help serve our partners, audiences, employees and shareholders — and to enhance our success as a business. Our approach is grounded in an understanding of where our biggest impacts, risks and opportunities lie.

ViacomCBS is committed to responsible and sustainable business practices, which strengthen our ability to innovate and better serve our partners, audiences and stockholders. In 2020, we built upon the momentum at each of CBS and Viacom and established three pillars for our ESG strategy moving forward: On-Screen Content and Social Impact, Workforce and Culture, and Sustainable Production and Operations. We also published our first companywide Materiality Assessment and our first ESG report. We are committed to continuing to identify, measure, and map the ESG impacts of our global operations and report on those impacts with stakeholders.

Human Capital Management

We aim to build a culture that attracts and retains the best employees and a workplace where everyone feels welcome, safe and inspired to bring their whole self to work. As of December 31, 2020, we employed approximately 22,109 full-time and part-time employees worldwide, and had approximately 4,231 additional project-based staff on our payroll. We also use other temporary employees in the ordinary course of our business. Our human capital management strategy is intended to address the following areas:

A Culture of Diversity, Equity and Inclusion

We seek to foster a culture of diversity, equity and inclusion through a range of partnerships, collaborations, programs and initiatives, some of which are described below.

•We partner with approximately 70 diversity-focused institutions that are committed to supporting women, BIPOC and LGBTQ+ individuals, veterans and/or persons with disabilities. We have placed a particular focus on organizations advancing the causes of racial justice, anti-hate and social equity on a global basis.

•Our job postings reach an expansive network that includes approximately 70 diversity-focused job boards. We leverage technology with the goal of removing potentially biasing language from our job descriptions and recruitment correspondence.

•We sponsor internal and external professional development programs and campus-to-career initiatives aimed at underrepresented groups. We nominate and support women and BIPOC employees for leadership training opportunities.

•We conduct a variety of training and other initiatives designed to educate our employees on unconscious bias, inclusive leadership, allyship, anti-Semitism and anti-racism, which are intended to help disrupt systemic bias and racism in the workplace.

•We conduct surveys to gather information about our employee population that self-identifies as LGBTQ+ or as having a disability and we provide education across the business intended to address associated stigma.

•We support nine active employee-led Employee Resource Groups (ERGs) with 48 chapters in 14 locations worldwide. Our ERGs provide support for certain business and corporate initiatives.

•We are a founding participant of the Black Equity at Work Certification, designed to benchmark and index our performance to other companies to advance diversity and inclusion in the workplace, and of the CEO Action for Diversity Pledge.

Of our U.S. employees, as of December 31, 2020, approximately 49% were female and approximately 37% self-identified as part of a racial or ethnic minority group. Of our U.S. employees with Vice President titles and above, as of December 31, 2020, approximately 48% were female and approximately 26% self-identified as part of a racial or ethnic minority group. We have set measurable goals intended to improve the diversity of our workforce through hiring and promotions.

Preventing Harassment and Discrimination

We have enacted policies addressing harassment, discrimination and other behaviors that could create a hostile workplace, some of which are described below.

•We make available to our employees, globally, training on preventing sexual harassment, discrimination and retaliation. We also make available to workers on ViacomCBS productions, including freelancers and others not directly employed by ViacomCBS, training on preventing sexual harassment.

•We monitor employee diversity data for trends that could suggest discrimination or unconscious bias.

•We expect employees to report any violations of Company policies, including sexual harassment, they witness. Among other ways, employees can report incidents of harassment using our anonymous complaint and reporting hotline, called OPENLINE.

Employee Attraction, Retention and Training

We provide a range of training, mentoring and career mobility programs aimed at attracting, retaining and engaging our employees. Some of these programs are described below.

•We offer our employees formal, six-month mentoring programs and “pop up” mentoring events. We also offer our employees leadership-specific training.

•We offer a range of financial and nonfinancial compensation and benefits, including health, life and disability insurance; matching retirement contributions; flexible paid time off; and paid volunteer time. In 2020, we implemented new parental, caregiving, bereavement and military leave benefits. We also offer tuition support for certain employees.

•We offer flexible work hours for many of our full-time and part-time employees.

Health, Safety and Security

We endeavor to take a proactive approach to identifying and mitigating health, safety and security risks. Some of the steps we take are described below.

•We have on-site health care at some office and production sites, as well as medics and medical support at many production sites.

•We perform risk assessments of daily work processes across our productions, offices and other work sites and develop hazard reduction, avoidance and mitigation plans. We also track and report safety, health and security incident data across the Company.

•Our Global Security Operations Center oversees security and emergency response efforts and undertakes risk scans in an effort to identify potential security risks.

•Early in the COVID-19 pandemic, we closed our offices and productions out of an abundance of caution and concern for the safety of our workforce. While our workforce continues to be predominantly remote, we restarted some productions beginning in mid-2020 in accordance with local requirements. We also committed $100 million to help provide support to those impacted by COVID-19.

Social Impact and Corporate Social Responsibility

The content we produce both reflects and shapes culture and influences how people perceive and understand important issues. We endeavor to earn our viewers’ trust through a variety of practices, and we are focused on using our platforms to create positive social impacts.

Using our platforms for good includes community projects, philanthropy and employee engagement. Across the organization, we focus our social impact efforts on such issues as civic engagement, social justice, mental health, and diversity and inclusion, among others, and our brands also have strategic focus areas based on their diverse audiences and unique strengths. For example, we heighten social awareness on important issues through CBS Cares public service announcement campaigns, produce arts education programming for students through Paramount Animation’s Arts Matter initiative, and partner with social justice organizations to disseminate content that will combat systemic racism and inequality through BET’s Content for Change initiative. Our focus is also on our audiences: we spread messages to keep our audiences safe and informed from the earliest days of the COVID-19 pandemic with our award-winning #AloneTogether campaign, recruited hundreds of thousands of new poll workers and millions of new early voters with our civic engagement initiatives such as the Vote for Your Life and Reclaim Your Vote campaigns, and are bringing the entertainment industry together for a collaboration to transform mental-health storytelling with a first-of-its-kind Mental Health Media Guide for content creators.

REGULATION

Our businesses and the intellectual property they create or acquire are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, as well as laws and regulations of countries other than the U.S. and pan-national bodies such as the European Union (“E.U.”). The laws and regulations affecting our businesses are constantly subject to change, as are the protections that those laws and regulations afford us. The discussion below describes certain, but not all, present and proposed laws and regulations affecting our businesses.

FCC and Similar Regulation

The FCC regulates broadcast television, and some aspects of cable network programming and certain programming in the U.S. delivered by internet protocol, pursuant to U.S. federal law, including the Communications Act. Violation of FCC regulations can result in substantial monetary fines, the imposition of reporting obligations, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license.

License Renewals

Each of our owned television stations in the U.S. must be licensed by the FCC. Television broadcast licenses are typically granted for eight-year terms, and we must obtain renewals as they expire to continue operating our stations. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (1) the station has served the public interest, convenience and necessity; (2) with respect to the station, there have been no serious violations by the licensee of either the Communications Act or FCC regulations; and (3) there have been no other violations by the licensee of the Communications Act or FCC regulations that, taken together, constitute a pattern of abuse. As of February 22, 2021, we had four pending renewal applications, and we will be filing applications with respect to most of our remaining stations on a staggered basis between 2021 and 2023. A station remains authorized to operate while its license renewal application is pending. In addition, the

Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee.

Broadcast Ownership Regulation

The Communications Act and FCC regulations impose limitations on local and national broadcast television ownership in the U.S. The following broadcast ownership rules are the most relevant to our operations. In 2019, a federal appellate court vacated an FCC decision issued in 2017 that would have relaxed some of the broadcast ownership rules. The U.S. Supreme Court is currently reviewing that decision, the outcome of which could have significant implications for the FCC’s broadcast ownership regulatory framework.

Local Television Ownership. The FCC’s local television ownership rule limits the number of full-power television stations that may be commonly owned in the same DMA. For example, common ownership of two full-power stations in a market generally is allowed only if, at the time the common ownership is created, at least eight independently owned and operating full-power stations remain in the market, and at least one of the owned stations is outside of the top-four ranked stations in the market based on audience share.

Dual Network Rule. The dual network rule prohibits any of the four major U.S. broadcast networks — ABC, CBS, FOX and NBC — from combining or being under common control.

Television National Audience Reach Limitation. Under the national television ownership rule, one party may not own television stations that reach more than 39% of all U.S. television households. However, for purposes of this rule, a UHF station is afforded a “discount” and is therefore attributed with reaching only 50% of the television households in its market. We currently own and operate television stations that reach approximately 38% of all U.S. television households, but we are attributed with reaching 25% of all such households for purposes of the national ownership rule because of the discount.

Foreign Ownership. In general, the Communications Act restricts foreign individuals or entities from collectively owning more than 25% of our voting power or equity. FCC approval is required to exceed the 25% threshold. The FCC has recently approved foreign ownership levels of up to 100% in certain instances, subsequent to its review and approval of specific, named foreign individuals.

Cable and Satellite Carriage of Television Broadcast Stations

The Communications Act and FCC rules govern the retransmission of broadcast television stations by cable system operators, direct broadcast satellite operators, and other MVPDs in the U.S. Pursuant to these regulations, we have elected to negotiate with MVPDs for the right to carry our broadcast television stations via retransmission consent agreements. The Communications Act and FCC regulations require that broadcasters and some types of MVPDs negotiate in good faith for retransmission consent. Some MVPDs have sought changes to federal law that would eliminate or otherwise limit the ability of broadcasters to obtain fair compensation for the grant of retransmission consent.

Program Regulation

The FCC also regulates the content of broadcast, cable network, and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6 a.m. and 10 p.m. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is approximately $419,000 per indecent or profane utterance or image, with a maximum forfeiture exposure of approximately $3.87 million for any continuing violation arising from a single act or failure to act. The FCC also actively monitors compliance with requirements that apply to broadcasters and cable networks relating to political advertising, identification of program sponsors, and the use and integrity of the Emergency Alert System. In addition, FCC regulations require the closed captioning of almost all broadcast and cable programming, as well as certain programming in the U.S. delivered by internet protocol, among other requirements intended to ensure that video programming is accessible to persons with disabilities.

Children’s Programming

Our business is subject to various regulations in the U.S. and abroad applicable to children’s programming. U.S. federal law and FCC rules limit the amount and content of commercial matter that may be shown on broadcast television stations and cable networks during programming designed for children 12 years of age and younger, and the FCC also limits the display of certain commercial website addresses during children’s programming. Moreover, each of our broadcast television stations is required to air, in general, three hours per week of educational and informational programming designed for children 16 years of age and younger.

In addition, some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. For example, restrictions on the television advertising of foods high in fat, salt and sugar (“HFSS”) to children aged 15 and under have been in place in the U.K. since 2007. The U.K. government is currently considering tighter controls, including a ban on all HFSS advertising before 9:00 p.m. Various laws with similar objectives have also been enacted in Ireland, Turkey, Mexico, Chile, Peru, Taiwan and South Korea, and significant pressure for similar restrictions continues to be felt globally, most acutely in Australia, Brazil, Canada, Colombia, India, Hungary, Singapore, South Africa and France. The implementation of these or similar limitations and restrictions could have a negative impact on our Cable Networks advertising revenues, particularly for our networks with programming for children and teens.

Broadcast Transmission Standard

In 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0.” Those full-service television stations using the new standard are subject to certain requirements, including the obligation to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality and improved mobile broadcast viewing. A television station converting to ATSC 3.0 operation will incur significant costs in equipment purchases and upgrades. In addition, consumers may be required to obtain new television sets or other equipment that are capable of receiving ATSC 3.0 broadcasts. We are participating in ATSC 3.0 partnerships with other broadcasters and may enter into additional partnerships in the future.

Global Data Protection Laws and Children’s Privacy Laws

A number of data protection laws impact, or may impact, the manner in which ViacomCBS collects, processes and transfers personal data. In the E.U., the General Data Protection Regulation (“GDPR”) mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring extensive compliance resources and efforts on our part. Further, a number of other regions where we do business, including the U.S., Asia and Latin America, have enacted or are considering new data protection regulations that may impact our business activities that involve the processing of personal data. For example, in the U.S., the California Consumer Privacy Act, which went into effect on January 1, 2020, creates a host of new obligations for businesses regarding how they handle the personal information of California residents, including creating new data access, data deletion and opt out rights. In addition, some of the mechanisms ViacomCBS relies upon for the transfer of personal data from the E.U. to the U.S., such as utilizing standard contractual clauses approved by the European Commission, have been subject to legal challenges, and the E.U.-U.S. Privacy Shield framework, which permits the transfer of personal data from the E.U. to the U.S., has been challenged by the relevant E.U. authorities. The outcomes of these proceedings continue to be uncertain and will require changes to our international data transfer mechanisms.

In addition, we are subject to other laws and regulations intended specifically to protect the interests of children, including the privacy of minors online. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection by operators of websites or online services of personal information online from children under the age of 13. In July 2019, the Federal Trade Commission initiated a review of its regulations implementing COPPA, which we anticipate will be updated to address changes in technology. In the E.U., GDPR also limits our ability to process data from children under the age of 16. Such regulations also restrict the types of advertising we are able to sell on these sites and apps and impose strict liability on us for certain actions of ViacomCBS, advertisers and other third parties, which could affect advertising demand and pricing. Recently, laws in Brazil and China that govern the processing of children’s data also went into effect. These laws will likely have similar impacts to COPPA and GDPR, especially with respect to data collected in connection with advertising. State and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the internet, and these efforts have focused particular attention on children and teens.

Compliance with enhanced data protection laws, which may be inconsistent with one another, requires additional resources and efforts on our part, and noncompliance with personal data protection regulations could result in increased regulatory enforcement and significant monetary fines or private litigation.

INTELLECTUAL PROPERTY

We are fundamentally a content company, and the trademark, copyright, patent and other intellectual property laws that protect our brands and content are extremely important to us. It is our practice to protect our films, programs, content, brands, formats, characters, games, publications and other original and acquired works, and ancillary goods and services. The unauthorized reproduction, distribution, exhibition or other exploitation of copyrighted material interferes with the market for copyrighted works and disrupts our ability to distribute and monetize our content. The infringement of our intellectual property rights in films, television and digital programming, books, consumer products and other entertainment content presents a significant challenge to our industry, and we take a number of steps to address this concern. For example, where possible, we use technologies, such as encryption, watermarking, and digital rights management tools, to protect our content from piracy and infringement. We are also actively engaged in enforcement and other activities to protect our intellectual property, including: monitoring online destinations that distribute or otherwise infringe our content and sending takedown or cease and desist notices in appropriate circumstances; using filtering technologies employed by some social networks and other platforms hosting our content; working with intermediaries and other third parties to address current infringements and prevent more in the future; and pursuing litigation and referrals to law enforcement with respect to websites and other online platforms that distribute or facilitate the distribution and exploitation of our content without authorization. Through partnerships with various organizations, we also are actively involved in educational outreach to the creative community, state and federal government officials and other stakeholders in an effort to marshal greater resources to combat intellectual property infringement. Additionally, we participate in various industry-wide enforcement initiatives, public relations programs and legislative activities on a worldwide basis. For example, we have had notable success with site-blocking efforts in parts of Europe and Asia, which can be effective in steering consumers away from piracy platforms and toward legitimate platforms.

Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of content infringement and the technological tools with which to carry out those illicit activities continues to be a challenge. The failure to maintain enhanced legal protections and enforcement tools and to update those tools as threats evolve could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value and further increase the costs of enforcing our rights as we continue to expend substantial resources to protect our content.

OUR EXECUTIVE OFFICERS

ViacomCBS’ executive officers as of February 22, 2021 are as follows:

Name	Age	Position
Robert M. Bakish	57	President and Chief Executive Officer, Director
Naveen Chopra	47	Executive Vice President, Chief Financial Officer
Christa A. D’Alimonte	52	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	56	Executive Vice President, Controller and Chief Accounting Officer
Richard M. Jones	55	Executive Vice President, General Tax Counsel and Chief Veteran Officer
Doretha (DeDe) Lea	56	Executive Vice President, Global Public Policy and Government Relations
Julia Phelps	43	Executive Vice President, Chief Communications and Corporate Marketing Officer
Nancy Phillips	53	Executive Vice President, Chief People Officer

Robert M. Bakish has been our President and Chief Executive Officer and a member of our Board since December 2019. Mr. Bakish served as President and Chief Executive Officer and a member of the board of Viacom from December 2016 to December 2019, having served as Acting President and Chief Executive Officer beginning earlier in 2016. Mr. Bakish joined Viacom’s predecessor (“Former Viacom”) in 1997 and held positions throughout the organization, including as President and Chief Executive Officer of Viacom International Media Networks and its predecessor company, MTV Networks International, from 2007 to 2016; Executive Vice President, Operations and Viacom Enterprises; Executive Vice President and Chief Operating Officer, MTV Networks Advertising Sales; and Senior Vice President, Planning, Development and Technology. Before joining Former Viacom, Mr. Bakish was a partner with Booz Allen Hamilton in its Media and Entertainment practice. Mr. Bakish has served as a director of Avid Technology, Inc. since 2009.

Naveen Chopra has been our Executive Vice President, Chief Financial Officer since August 2020. Prior to that, he served as Vice President and Chief Financial Officer of Amazon Devices & Services, beginning in 2019. Prior to joining Amazon Devices & Services, Mr. Chopra served as Chief Financial Officer of Pandora Media from 2017 to 2019 and as its Interim Chief Executive Officer during part of this time, having previously served as Interim Chief Executive Officer of TiVo Inc. in 2016 and as its Chief Financial Officer from 2012 to 2016.

Christa A. D’Alimonte has been our Executive Vice President, General Counsel and Secretary since December 2019. Prior to that, she served as Executive Vice President, General Counsel and Secretary of Viacom beginning in 2017, having previously served as Senior Vice President, Deputy General Counsel and Assistant Secretary beginning in 2012. Prior to joining Viacom, Ms. D’Alimonte was a partner of Shearman & Sterling LLP, where she was Deputy Practice Group Leader of the Firm’s Global Mergers & Acquisitions group. She first joined Shearman & Sterling in 1993 and became a partner in 2001.

Katherine Gill-Charest has been our Executive Vice President, Controller and Chief Accounting Officer since December 2019. Prior to that, she served as Senior Vice President, Controller and Chief Accounting Officer of Viacom beginning in 2010, having previously served as Senior Vice President, Deputy Controller of Viacom during 2010 and Vice President, Deputy Controller beginning in 2007. Prior to that, Ms. Gill-Charest was the Chief Accounting Officer of WPP Group from 2001 to 2007 and was the Vice President and Worldwide Controller of Young & Rubicam Inc. from 1998 to 2000. Ms. Gill-Charest also held roles in financial reporting and accounting policy at Time Warner Inc. from 1991 to 1998 and at NYNEX Corporation from 1988 to 1991 and served in the audit practice of Price Waterhouse for two years.

Richard M. Jones has been our Executive Vice President, General Tax Counsel and Chief Veteran Officer since August 2014. Prior to that, he served as Senior Vice President and General Tax Counsel of CBS Corporation beginning in 2006 and of Former Viacom beginning in 2005. Prior to that, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. beginning in 2003 and he served 13 years with Ernst & Young in its media & entertainment and transaction advisory services practices. Mr. Jones served honorably as a non-commissioned officer in the U.S. Army’s 75th Ranger Regiment and 10th Mountain Division.

Doretha (DeDe) Lea has been our Executive Vice President, Global Public Policy and Government Relations since December 2019. Prior to that, she served as Executive Vice President, Global Government Affairs of Viacom beginning in 2013, having previously served as Executive Vice President, Government Relations beginning in 2005. Prior to that, Ms. Lea served in various government relations positions at Former Viacom beginning in 1997, with the exception of 2004 to 2005, when she served as Vice President of Government Affairs at Belo Corp. Prior to joining Former Viacom, she was Senior Vice President of Government Relations at the National Association of Broadcasters.

Julia Phelps has been our Executive Vice President, Chief Communications and Corporate Marketing Officer since December 2019. Prior to that, she served as Executive Vice President, Communications, Culture and Marketing of Viacom beginning in 2017, having previously served as Senior Vice President, Communications and Culture of Viacom beginning earlier in 2017. Prior to that, she served as Executive Vice President of Communications for Viacom International Media Networks beginning in 2012, after having served as Vice President of Corporate Communications for Viacom. Ms. Phelps joined Former Viacom in 2005 from DeVries Public Relations, a New York-based communications agency.

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

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website at www.ViacomCBS.com (under “Investors”) as soon as reasonably practicable after the reports are filed with the SEC. These documents are also available on the SEC’s website at www.sec.gov.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect our current expectations concerning future results, objectives, plans and goals, and involve known and unknown risks, uncertainties and other factors that are difficult to predict, and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below. Other risks, or updates to the risks discussed below, may be described in our news releases and filings with the SEC, including but not limited to our reports on Form 10-Q and Form 8-K. The forward-looking statements included in this Annual Report on Form 10‑K are made only as of the date of this document, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 1A.	Risk Factors.

A wide range of risks may affect our business, financial condition or results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable factors that could have adverse effects on our business, financial condition or results of operations.

Risks Relating to Our Business and Industry

Changes in consumer behavior, as well as evolving technologies, distribution platforms and packaging, may negatively affect our business, financial condition or results of operations

Our success in the media and entertainment industry depends on our ability to adapt to shifting patterns of content consumption. The ways in which consumers view content, and technology and business models in our industry, continue to evolve rapidly, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenue streams.

Technological advancements have empowered consumers to seek more control over when, where and how they consume content and have affected the options available to advertisers for reaching their target audiences. The evolution of consumer preferences towards digital and other subscription services, and the substantial increase in availability of programming without advertising or adequate methodologies for audience measurement, have had, and may continue to have, an adverse effect on our business, financial condition and results of operations. In addition, consumers are increasingly using time-shifting and advertising-blocking technologies that enable users to fast-forward or circumvent advertisements, such as DVRs, or increase the sharing of subscription content and reduce the demand for electronic sell-through, DVD and Blu-ray disc products. Substantial use of these technologies could impact the attractiveness of our programming to advertisers, adversely affecting our advertising revenue. Our business also may be adversely affected by the use of antennas (and their integration with set-top boxes or other consumer devices) to access broadcast signals to avoid subscriptions, as well as live and stored video streaming boxes and services, which deliver unauthorized copies of copyrighted content, including those emanating from other countries in various languages.

In response to perceived consumer demand, distributors of programming and program services are continuing to develop alternative offerings for consumers, including SVOD and other subscription services; FAST services; and original content for mobile and social media platforms. Also, the impact of technological changes on MVPDs may adversely affect our cable networks’ ability to grow revenue. If our networks and brands are not included in these offerings and services, or if consumers increasingly favor alternative offerings over traditional broadcast television and cable subscriptions, we may continue to experience a decline in viewership and ultimately demand for our programming, which could lead to lower revenues. These changing distribution models may also impact our ability to negotiate carriage deals on terms favorable to us, thereby having an adverse effect on our business, financial condition or results of operations.

In order to respond to these developments, we regularly adopt or develop new technologies and consider, and from time to time implement, changes to our business models and strategies to remain competitive, such as our focus on streaming, and there can be no assurance that we will successfully anticipate or respond to these developments, that we will not experience disruption, even as we respond to such developments, or that the new technologies or business models we develop will be as successful as our current technology and business models.

Our advertising revenues have been and may continue to be adversely impacted by changes in consumers’ content viewership, deficiencies in audience measurement and advertising market conditions

We derive substantial revenues from the sale of advertising, and a decline in advertising revenues could have a significant adverse effect on our business, financial condition or results of operations.

Consumers are increasingly turning to “over-the-top” sources for viewing and purchasing content, and an increasing number of companies offer SVOD and/or FAST services, including some that offer exclusive high-quality original programming delivered over the internet. The increasing number of entertainment choices available to consumers has intensified audience fragmentation and reduced the viewing of content through traditional linear distribution models, which has caused, and may continue to cause, ratings declines for broadcast and cable networks. This decline may adversely affect the amount of advertising dollars invested in broadcast and cable networks. Although we expect our digital advertising products in both local and national markets (through direct and automated transactional models) to provide some offsetting benefit, increased advertising investment in digital offerings could adversely affect our advertising volume in linear.

In addition, advertising sales are largely dependent on audience measurement, and the results of audience measurement techniques can vary for a variety of reasons, including the platforms on which viewing is measured and variations in statistical sampling methods used. While Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales, we measure and monetize across over-the-top platforms based on census-based advertising-server data establishing the number of impressions served, combined with third-party data providing demographic composition estimates. Multiplatform campaign verification remains in its infancy and is still not measured by any one consistently applied method. While we expect innovation and standards around multiplatform measurement to benefit us as the video advertising market continues to evolve, we are nevertheless partially dependent on third parties to deliver those solutions.

The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general or the economy of any individual geographic market, and this may adversely affect our advertising revenues. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. In 2020, we experienced a material negative impact on advertising revenues because of weakness in the advertising market as a result of COVID-19. Our ability to generate advertising revenue is also dependent on demand for our content, the consumers in our targeted demographics, advertising rates and results observed by advertisers.

Our success depends on our ability to maintain attractive brands and our reputation, and to offer popular programming and other content

Our ability to maintain attractive brands, and to create, distribute and/or license popular content are key to our success and ability to generate revenues. The revenues we generate primarily depend on our ability to anticipate and consistently satisfy consumer tastes and expectations, both in the U.S. and internationally. The popularity of our content is affected by our ability to develop and maintain strong brand awareness and a strong reputation; our ability to target key audiences; the quality and attractiveness of competing entertainment content; and the availability of alternative forms of entertainment and leisure time activities. Audience tastes change frequently, and it is a challenge to anticipate what will be successful at any point in time. We invest substantial capital in creating and promoting our content, including in the production of original content, before learning the extent to which it will garner critical success and popularity with consumers. A shortfall in the expected popularity of content we expect to distribute or of sports events for which we have acquired rights, could lead to decreased profitability or losses for a significant period of time. Significant negative claims or publicity regarding the Company or its operations, products, management, employees, practices, business partners and culture, including individuals associated with the content we create and/or license, as well as our inability to adequately respond to such negative claims or publicity, may damage our brands or reputation, even if such claims are untrue. A lack of popularity of our offerings or damage to our reputation could have an adverse effect on our business, financial condition or results of operations in a particular period or over a longer term.

Increased costs for programming, films and other rights, and judgments we make on the potential performance of our content, may adversely affect our business, financial condition or results of operations

In TV Entertainment and Cable Networks, we produce a significant amount of original programming and other content and we invest significant resources in our brands, in part with the aim of developing higher quality and quantity of original content, and we also derive a portion of our revenue from the exploitation of our extensive library of television programming. In Filmed Entertainment, we invest significant amounts in the production, marketing and distribution of films and television series. We also acquire programming, films and television series, as well as a variety of digital content and other ancillary rights such as consumer and home entertainment product offerings, and we pay license fees, royalties and/or contingent compensation in connection with these acquired rights. For example, some of CBS Sports’ most widely viewed programming, including The Masters Tournament and NFL games, are made available based on programming rights of varying duration that we have negotiated with third parties. We also license various music rights from the major record companies, music publishers and performing rights organizations.

Our investments in original and acquired programming are significant and involve complex negotiations with numerous third parties, and rapid changes in consumer behavior have increased the risk associated with the success of all kinds of programming. Competition for popular content is intense, and we may have to increase the price we are willing to pay for talent and intellectual property rights, which may result in significantly increased costs. Further, increased competition in the market for development and production of original content, particularly from streaming services providers, including our streaming services, increases our content costs. We may be outbid by our competitors for the rights to new, popular programming or in connection with the renewals of popular programming that we currently license. Finally, certain of our counterparties and vendors may encounter financial and operational pressures, which could result in increased costs to us or delays in production. As such, there can be no assurance that we will recoup our investments when the content is broadcast or distributed.

Our businesses operate in industries that are highly competitive

We compete with other media companies to attract creative talent and produce high-quality content, and for distribution on a variety of third-party platforms to draw large audiences. Competition for talent, content, audiences, service providers, production infrastructure, advertising and distribution is intense and comes from other broadcast television stations and networks, cable television systems and networks, streaming service providers, the internet and social media platforms, film studios and independent film producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from search engines, program guides and “second screen” applications. Additionally, other television stations or cable networks may change their formats or programming, a new station or new network may adopt a format to compete directly with our stations or networks, or stations or networks might engage in aggressive promotional campaigns. Further, competition from additional entrants into the market for development and production of original content and streaming services continues to increase.

Our ability to obtain widespread distribution on favorable terms, which contributes to our ability to attract audiences and, in turn, advertisers, is adversely affected by the consolidation of advertising agencies, programmers, content providers, distributors and television service providers. This consolidation reduces the number of distributors with whom we negotiate and increases the negotiating leverage and market power of the combined companies. Our competitors generally include companies with interests in multiple media businesses that are often vertically integrated, whereas our Cable Networks business generally relies on distribution relationships with third parties. As more cable and satellite operators, internet service providers, telecom companies and other content distributors, aggregators and search providers create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms for distribution or otherwise compete effectively in the delivery marketplace. Our competitors could also have preferential access to important technologies, customer data or other competitive information, as well as significant financial resources.

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

Because we derive a significant portion of our revenues from a limited number of distributors, the loss of affiliation and distribution agreements, renewal on less favorable terms or adverse interpretations thereof could have a significant adverse effect on our business, financial condition or results of operations

A significant portion of our revenues are attributable to agreements with a limited number of distributors. These agreements generally have fixed terms that vary by market and distributor, and there can be no assurance that these agreements will be renewed in the future, or renewed on favorable terms, including those related to pricing and programming tiers. We may also be unable to modify existing agreements with terms that have become less favorable over time. The loss of existing packaging, positioning, pricing or other marketing opportunities and the loss of carriage or the failure to renew our agreements with any distributor, or renew or modify them on favorable terms, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both affiliate fees and advertising. CBS Television Network provides affiliated television stations regularly scheduled programming in return for the insertion of network commercials during that programming and the payment of reverse compensation. The loss of such station affiliation agreements could adversely affect our results of operations by reducing the reach of our programming and therefore our attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect our results of operations.

Consolidation among and vertical integration of distributors in the cable or broadcast network business has provided more leverage to these distributors and could adversely affect our ability to maintain or obtain distribution for our network programming or distribution and/or marketing of our subscription services on favorable or commercially reasonable terms, or at all. Also, consolidation among television station group owners could increase their negotiating leverage. Moreover, competitive pressures faced by MVPDs, particularly in light of the lower retail prices of streaming services, could adversely affect the terms of our renewals with MVPDs. In addition, MVPDs and streaming services continue to develop alternative offerings for consumers. To the extent these offerings do not include our programming and become widely accepted in lieu of traditional offerings, we could experience a decline in affiliate revenues.

Our revenues are dependent on the compliance of major distributors with the terms of our affiliation or distribution agreements. As these agreements have grown in complexity, the number of disputes regarding their interpretation and even their validity has grown, resulting in greater uncertainty and, from time to time, litigation with respect to our rights and obligations. Some of our distribution agreements contain “most favored nation” (“MFN”) clauses, which provide that if we enter into an agreement with a distributor and such agreement includes terms that are more favorable than those held by a distributor holding an MFN right, we must offer some of those terms to the distributor holding the MFN right. Disagreements with a distributor on the interpretation or validity of an agreement could adversely impact our affiliate and advertising revenues, as well as our relationship with that distributor.

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

Risks Relating to the Merger and Other Strategic Initiatives

The integration of the CBS and Viacom businesses may be more difficult, time-consuming or costly than expected. Synergies and other anticipated benefits may not be realized within the expected time frames, or at all.

Our ability to realize the anticipated benefits of the Merger depend, to a large extent, on our ability to integrate the businesses of the combined companies in a manner that facilitates growth opportunities and achieves projected standalone cost savings and revenue growth trends without adversely affecting revenues and investments in future growth. The failure to meet the challenges involved in combining CBS’ and Viacom’s businesses following the Merger and to realize the anticipated benefits of the Merger, including expected synergies, could adversely affect the results of operations of ViacomCBS. The overall combination of our businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others: the diversion of management attention to integration matters; difficulties in integrating operations and systems, including administrative and information technology infrastructure and financial reporting and internal control systems; challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies; difficulties in integrating employees and attracting and retaining key personnel, including talent; challenges in retaining existing, and obtaining new customers, viewers, suppliers, distributors, licensors, employees and others, including material content providers, studios, producers, directors, actors, authors and other talent, and advertisers; difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects from the combination; difficulties in managing the expanded operations of a significantly larger and more complex company; challenges in continuing to develop valuable and widely accepted content and technologies; contingent liabilities that are larger than expected; and potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Even if our operations are integrated successfully, the full benefits of the Merger, including anticipated synergies, cost savings or sales or growth opportunities, may not be realized, and these benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of our businesses. Many of these factors are outside of our control, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially impact our business, financial condition and results of operations.

We have acquired and invested in, and expect to continue to acquire and invest in, new businesses, products, services and technologies as part of our ongoing strategic initiatives. Such acquisitions and strategic initiatives may involve significant risks and uncertainties, including the types described above, as well as insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with the new investments; unidentified issues not discovered in our due diligence that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities; and a failure to successfully develop an acquired business or technology. Because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, no assurance can be given that such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.

If our streaming initiatives are unsuccessful, our business, financial condition or results of operations could be adversely affected

There can be no assurance that our streaming initiatives will be successful. The streaming market is intensely competitive and our ability to attract and retain subscribers to our pay streaming services, including Paramount+, SHOWTIME OTT and BET+, and MAUs on our FAST service, Pluto TV, as well as the corresponding subscription and advertising revenues they enable us to generate, will depend on our ability to consistently provide appealing and differentiated content, effectively market these services and provide a quality experience for selecting and viewing that content. Our success will also require significant investments to produce original content and acquire the rights to third-party content, including with respect to live sports, as well as the establishment and maintenance of key content and distribution partnerships. We will need to find the right balance between licensing our content to our own streaming services, forgoing traditional sources of content licensing revenues, and licensing our content to third parties.

In addition, the relative service levels, content offerings, promotions, and pricing and related features of our competitors’ services may adversely impact our ability to attract and retain subscribers and MAUs. Competitors include MVPDs, vMVPDs and other content providers. If consumers do not consider our streaming services to be of value compared to our competitors’ services, including because we fail to introduce new features, increase our pricing, terminate or modify promotional or trial period offerings, experience technical issues, or change the mix of content in a manner that is not favorably received, we may not be able to attract and retain subscribers and MAUs. In addition, many subscribers and MAUs originate from word-of-mouth advertising from existing subscribers and MAUs. If we are not be able to attract subscribers and MAUs, or our subscribers or MAUs decide to not continue subscriptions on our services for a variety of reasons, including a perception that they do not use it sufficiently, the need to cut household expenses, unsatisfactory content, promotions or trial-period offers expire or are modified, competitive services or promotions provide a better value or experience or customer service or technical issues are not satisfactorily resolved, our business, financial condition or results of operations could be adversely affected.

We must continually add new subscribers and MAUs both to replace canceled subscribers and to grow our business, including offsetting subscriber declines in our traditional linear distribution model. If we are unable to successfully compete with competitors in retaining and attracting new subscribers and MAUs, our business, financial condition or results of operations could be adversely affected.

Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection

Disruptions or failures of, or cybersecurity attacks upon, our or our service providers’ networks, information systems and other technologies, and a failure of our business continuity plans in response thereto, could result in the disclosure of confidential or valuable business or personal information, disruption of our businesses, damage to our brands and reputation, legal exposure and financial losses

Cloud services, networks, information systems and other technologies we use or that are used by our third-party providers, including technology systems used in connection with the production and distribution of our content (“Systems”), are critical to our business activities, and shutdowns or disruptions of, and cybersecurity attacks on, these Systems pose increasing risks. We also use content delivery networks to help us stream programming, films and other content in high volume to viewers and users of our online, mobile and app offerings over the internet. Shutdowns, disruptions and attacks may be caused by third-party hacking of computers and Systems; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial of service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks could have an adverse impact on us, our business partners, employees, advertisers, viewers and users of our content, including degradation or disruption of service, loss of data and damage to equipment and data. Steps we take to add software and hardware, upgrade our Systems and network infrastructure, and to otherwise improve the stability and efficiency of our Systems may not be sufficient to avoid shutdowns, disruptions and attacks. Significant events could result in a disruption of our operations and reduction of our revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. In addition, our recovery and business continuity plans may prove inadequate to address any such disruption, failure or cybersecurity attack.

We are subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or programming content maintained in our or our third-party providers’ Systems, including proprietary and personal information (of third parties, employees and users of our online, mobile and app offerings), business information including intellectual property, or other confidential information. Outside parties may attempt to penetrate our Systems or those of our third-party providers or fraudulently induce employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information in order to gain access to our data or our subscribers’ or users’ data, or our programming. The number and sophistication of attempted and successful information security breaches in the U.S. and elsewhere have increased significantly in recent years, and because of our prominence, we and/or third-party providers we use may be a particularly attractive target for such attacks. Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, these Systems change frequently and often are not recognized until launched, we may be unable to anticipate these techniques, implement adequate security measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of security measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite our efforts, the possibility of these events occurring cannot be eliminated.

If a material breach of our Systems or those of our third-party providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose subscribers, viewers, revenues in the case of leaked content, advertisers and other business partners, and users of our online, mobile and app offerings; our reputation, brands and credibility could be damaged; and we could be required to expend significant amounts of money and other resources to repair or replace such Systems or to comply with regulatory requirements. We could also be subject to actions by regulatory authorities and claims asserted in private litigation. The costs relating to any data breach could be material, and we may not have adequate insurance coverage to compensate us for any losses associated with such events.

We are subject to complex, often inconsistent and potentially costly laws, rules, regulations, industry standards and contractual obligations relating to privacy and personal data protection

We are subject to laws, rules and regulations in the U.S. and in other countries relating to privacy and the collection, use and security of personal data. In the E.U., for example, the GDPR mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring extensive compliance resources and efforts on our part. Further, a number of other regions where we do business have enacted or are considering new data protection regulations that may impact our business activities. In the U.S., the California Consumer Privacy Act, which went into effect on January 1, 2020, creates a host of new obligations for businesses regarding how they handle the personal information of California residents. We are also subject to laws and regulations intended specifically to protect the interests of children and the privacy of minors online, including COPPA in the U.S. and the GDPR in the E.U., and we have been required to limit some functionality on digital properties as a result of these regulations. Such regulations also restrict the types of advertising we are able to sell on these digital properties and impose strict liability on us for certain actions of ViacomCBS, advertisers and other third parties, which could affect advertising demand and pricing. Recently, laws in Brazil and China that govern the processing of children’s data also went into effect. These laws will likely have similar impacts to COPPA and GDPR, especially with respect to data collected in connection with advertising. We will continue to expend resources to comply with data protection and privacy standards imposed by law, industry standards or contractual obligations, which may be inconsistent with one another, and despite such efforts we may face regulatory and other legal actions. Each of these factors could have an adverse effect on our reputation, business, financial condition or results of operations.

Risks Relating to Intellectual Property

Infringement of our content, including digital copyright piracy and other unauthorized uses of our content, reduces revenue received from legitimate distribution of our programming, films, books and other entertainment content and adversely affects our business, financial condition and results of operations

The success of our businesses depends in part on our ability to maintain and monetize our intellectual property rights. We are fundamentally a content company and infringement of our content — specifically, the infringement of our films and home entertainment products, television programming, digital content, books and other intellectual property rights — affects the value of our content. Copyright infringement is particularly prevalent in many parts of the world that either lack effective laws and technical protection measures similar to those existing in the U.S. and Europe or lack effective enforcement of such measures, or both. Such foreign copyright infringement often creates a supply of pirated content for major markets as well. The interpretation of copyright, trademark and other intellectual property laws as applied to our content, and our infringement-detection and enforcement efforts, remain in flux, and some methods of enforcement have encountered political opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect and monetize our intellectual property and thus negatively affect its value.

Copyright piracy is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to disguise their identities online. We and our numerous production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. Internet-connected televisions, set-top boxes and mobile devices are ubiquitous, and many can support illegal retransmission platforms, illicit video-on-demand or streaming services and pre-loaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming unlicensed film and television content. Unauthorized access to our content could result in the premature release of films, television programs or other content as well as a reduction in demand for authorized content, which would likely have significant adverse effects on the value of the affected content and our ability to monetize our content.

Copyright infringement reduces the revenue that we are able to receive from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public’s and some affiliate partners’ perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such content. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these initiatives. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business.

Risks Relating to Macroeconomic and Political Conditions

COVID-19 and other pandemics could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has negatively impacted, and is expected to continue to impact, the macroeconomic environment in the U.S. and globally. Federal, state and local governmental authorities in the U.S. and foreign governments around the world have implemented numerous orders, policies and initiatives to try to reduce the transmission of COVID-19, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The difficult macroeconomic environment, which has included increased and prolonged unemployment and a decline in consumer confidence, and any resulting recession or prolonged declines in economic growth, as well as changes in consumer behavior in response to the pandemic, have had, and may continue to have, a negative impact on our business, financial condition and results of operations. Other pandemics or widespread health emergencies may have similar effects.

As a result of COVID-19, we experienced a material negative impact on our advertising revenues in 2020, particularly at the end of the first quarter and throughout the second quarter, as a result of weakness in the advertising market as advertisers sought to reduce costs in response to the pandemic’s impact on their businesses, the cancellation or postponement of sporting events for which we have broadcast rights, including the NCAA Division I Men’s Basketball Championship in the first quarter, and the delay of the 2020-21 television broadcast season as a result of production shutdowns. While the rate of decline improved in the second half of the year, we are not able to predict whether future sporting events will be canceled or postponed, or whether advertising revenues from these broadcasts, or advertising budgets and the advertising market generally, will return or be comparable to historical levels. Any prolonged decline in our advertising revenues would have a negative impact on our business, financial condition and results of operations.

COVID-19 had a negative effect on our content licensing revenues in 2020. Temporary television and film production shutdowns resulted in the abandonment of content that was not completed, delays in the delivery of programming to third parties, and fewer original programs and live events airing on our broadcast and cable networks. We also experienced lower demand for the licensing of our content from advertising-supported licensees. While production has resumed, we are not able to predict whether we will encounter future production delays or shutdowns or if and to what extent content licensing revenues will continue to be negatively impacted. Additionally, with the resumption of production we began incurring incremental costs related to health and safety protocols in response to COVID-19, which are expected to continue in 2021.

Our theatrical revenues have been negatively impacted by the closure or reduction in capacity of movie theaters that show our films as a result of COVID-19, which has impacted our theatrical releases. Accordingly, we have rescheduled certain theatrical releases and licensed others to our owned or third-party streaming services. We are not able to predict when or whether movie theaters will reopen at scale, whether consumers will return at the same levels they previously did because of concerns related to COVID-19 or because of changes to viewing habits, or whether revenues from theatrical releases will be comparable to historical levels.

In addition, COVID-19 could impact our business, financial condition and results of operations in a number of other ways, including: negatively impacting our affiliate and advertising revenues as consumers reduce discretionary spending by cancelling or forgoing subscriptions to MVPD or vMVPD services; negatively impacting our financial condition or our ability to fund operations, dividends or future investment opportunities due to an increase in the cost or difficulty in obtaining debt or equity financing, or refinancing our debt in the future, our ability to comply with the leverage covenant in our Credit Facility, or a decrease in our debt ratings; impairments of our programming and other inventory, goodwill and other indefinite-lived intangible assets, and other long-lived assets; and increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online activity.

The magnitude of the continuing impact of COVID-19, which could be material to our business, financial condition and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or control, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and economic and operating conditions in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Due to the evolving and uncertain nature of the pandemic, we are not able to estimate the full extent of the impact that COVID-19 will have on our business, financial condition and results of operations, and that impact could also exacerbate the other risks described herein.

Political and economic conditions in a variety of markets around the world could have an adverse effect on our business, financial condition or results of operations

Our businesses operate and have audiences, customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. For that reason, economic conditions in many different markets around the world affect a number of aspects of our businesses. Economic conditions in each market can also impact our audience’s discretionary spending and therefore their willingness to access our content, as well as the businesses of our partners who purchase advertising on our networks, causing them to reduce their spending on advertising. We may also be subject to longer payment cycles. In addition, as we have expanded our international operations, our exposure to foreign currency fluctuations against the U.S. dollar has increased, and there is no assurance that downward trending currencies will rebound or that stable currencies will remain stable in any period. Such fluctuations could have an adverse effect on our business, financial condition or results of operations. Also, volatility and weakness in the capital markets, the tightening of credit markets or a decrease in our debt ratings could adversely affect our ability to obtain cost-effective financing.

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

Risks Relating to Regulatory and Legal Matters

Failures to comply with or changes in U.S. or foreign laws or regulations may have an adverse effect on our business, financial condition or results of operations

We are subject to a variety of laws and regulations, both in the U.S. and/or in the foreign jurisdictions in which we or our partners operate, including laws and regulations relating to intellectual property, content regulation, user privacy, data protection, anti-corruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, export and market access restrictions, and exceptions and limitations on copyright and censorship, among others.

The television broadcasting and cable programming industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them. It cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues. We must also comply with extensive FCC limits on the ownership and operation of our television stations and our television networks, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some television stations.

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

Our liabilities related to discontinued operations and former businesses could adversely impact our financial conditions

We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to the media business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. We cannot be assured that our accruals for these matters are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on our financial condition, operating performance or cash flow.

Risks Relating to Human Capital

The loss of key talent could adversely affect our business, financial condition or results of operations

Our business depends upon the continued efforts, abilities and expertise of our executive teams, and the various creative talent and entertainment personalities with whom we work. We compete for talented executives in a highly-specialized industry, and our ability to attract and retain such individuals may be impacted by our reputation, workplace culture, efforts with respect to diversity and inclusion, the compensation and benefits we provide, and our commitment to effectively managing executive succession. We also employ or contract with several entertainment personalities with loyal audiences and we produce films with highly regarded directors, producers, writers, actors and other talent. These individuals are important to attracting viewers of our content and achieving the success of our programs, films and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain these individuals on current terms or if our entertainment personalities lose their current appeal or we fail to attract new talent, our business, financial condition or results of operations could be adversely affected.

In addition, we and our business partners engage the services of writers, directors, actors, musicians and other talent, production crew members, trade employees, professional athletes and others who are subject to collective bargaining agreements. Any labor disputes, including lockouts, strikes or work stoppages, may disrupt our operations and cause delays in the production of our programming, which could increase our costs and have an adverse effect on our revenues, cash flows and/or operating income.

Risks Relating to our Ownership Structure

NAI, through its voting control of ViacomCBS, is in a position to control actions that require stockholder approval

NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of ViacomCBS. At December 31, 2020, NAI directly or indirectly owned approximately 79.4% of the shares of our Class A Common Stock outstanding, and approximately 10.2% of the shares of our Class A Common Stock and our Class B Common Stock outstanding on a combined basis. Shari E. Redstone, the Chairperson, CEO and President of NAI, serves as non-executive Chair of the ViacomCBS Board of Directors (the “ViacomCBS Board”). Until the death of Mr. Sumner M. Redstone on August 11, 2020, NAI was controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owned 80% of the voting interest of NAI, with such voting interest voted solely by Mr. Redstone. Upon Mr. Redstone’s death and in accordance with the terms of the trust agreement governing the SMR Trust and the Continuing Trusts (as defined below), the SMR Trust was succeeded by two continuing trusts (the “Continuing Trusts”), each of which holds 40% of the voting stock of NAI. Under the terms of the trust agreement governing the SMR Trust and the Continuing Trusts, the Continuing Trusts are required to share the same seven voting trustees, who have equal voting power, and each trustee is required to cause each Continuing Trust to vote the NAI shares held by that Continuing Trust in the same manner as the NAI shares held by the other Continuing Trust. Ms. Redstone is one of the seven voting trustees for each Continuing Trust and is one of two voting trustees who are beneficiaries of one of the Continuing Trusts. No member of our management, or other member of our the ViacomCBS Board, is a trustee of either of the Continuing Trusts.

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

•any or all of our directors may be removed from office at any time prior to the expiration of his or her term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of our Common Stock then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of our stockholders called expressly for that purpose; provided that during the two-year period following the closing date of the Merger, the removal of our Chief Executive Officer requires the approval of the ViacomCBS Board by the “Requisite Approval” (as defined in the ViacomCBS certificate of incorporation incorporated by reference as an exhibit in this Annual Report on Form 10-K); provided further, that during the two-year period following the closing date, NAI and NAI Entertainment Holdings LLC are not permitted to remove any other persons who were members of the ViacomCBS Board at the effective time of the Merger in accordance with the Merger Agreement or who otherwise become members the ViacomCBS Board (other than any of the NAI Affiliated Directors (as defined in the bylaws)) without the Requisite Approval; and

•in accordance with the General Corporation Law of the State of Delaware, our stockholders may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.

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

Sales of NAI’s shares of ViacomCBS Common Stock, some of which are pledged to lenders, could adversely affect the stock price

Based on information received from NAI, NAI has pledged to its lenders a portion of shares of our Class A Common Stock and our Class B Common Stock owned directly or indirectly by NAI. At December 31, 2020, the aggregate number of shares of our Common Stock pledged by NAI to its lenders represented approximately 4.1% of the total outstanding shares of our Class A Common Stock and our Class B Common Stock on a combined basis. If there is a default on NAI’s debt obligations and the lenders foreclose on the pledged shares, the lenders may not effect a transfer, sale or disposition of any pledged shares of our Class A Common Stock unless NAI and its affiliates beneficially own 50% or less of our Class A Common Stock then outstanding or such shares have first been converted into our Class B Common Stock. A sale of the pledged shares could adversely affect our Common Stock share price. In addition, there can be no assurance that at some future time NAI will not sell or pledge additional shares of our Common Stock, which could adversely affect our Common Stock share price.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our significant physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S. and around the world for our businesses. We consider our properties adequate for our present needs.

ViacomCBS

•Our global headquarters is located at 1515 Broadway, New York, New York, where we lease approximately 1.6 million square feet for executive, administrative and business offices for the Company and certain of our operating divisions. The lease runs through 2031, with two renewal options based on market rates at the time of renewal for ten years each.

•We also own a building at 51 West 52nd Street, New York, New York containing approximately 892,000 square feet of space. Of the 855,000 square feet of office space in the building, we occupy approximately 270,000 square feet and lease the balance to third parties. We have announced our intention to sell this property when market conditions allow.

TV Entertainment

•We own the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office, studio and production space.

•We own the CBS Studio Center at 4024 Radford Avenue, Studio City, California, located on approximately 40 acres and used for executive and administrative offices, sounds stages and production facilities and other ancillary uses.

•We occupy approximately 330,000 square feet of office and production space at 555 West 57th Street, New York, New York under a lease expiring in 2023.

Cable Networks

•We occupy approximately 281,000 square feet of office and production space at 345 Hudson Street, New York, New York, under a lease expiring in 2022.

•We occupy approximately 210,000 square feet of office and production space at 1575 North Gower Street, Los Angeles, California, under a lease expiring in 2028.

•Our Network Operations Center in Hauppauge, New York contains approximately 65,000 square feet of floor space on approximately nine acres of owned land.

•The Nickelodeon Animation Studio at 203-231 West Olive Avenue, Burbank, California contains approximately 180,000 square feet of studio and office space, leased under two leases expiring in 2036.

•Nickelodeon’s Live Action Studio contains approximately 108,000 square feet of stage and office space at Burbank Studios, 3000 West Alameda Avenue, Burbank, California, under a lease expiring in 2024.

•Showtime Networks leases approximately 253,000 square feet of office and production space at 1633 Broadway, New York, New York, under a lease expiring in 2026 and leases approximately 56,000 square feet of office space at The Lot, 1041 N. Formosa Avenue, West Hollywood, California, under a lease expiring in 2028.

•Telefe occupies approximately 496,000 square feet of office, studio and production space, transmission facilities and for other ancillary uses at its owned and leased facilities in Buenos Aires, Argentina.

•VCNI occupies approximately 140,000 square feet of office, studio and production space at its owned and leased Hawley Crescent facilities in London.

•Network 10 leases approximately 120,000 square feet of office, studio and production space at 1 Saunders Street, Pyrmont, New South Wales, Australia, under a lease expiring in 2023.

Filmed Entertainment

•Paramount owns the Paramount Pictures Studio lot situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses.

Item 3.	Legal Proceedings.

The information set forth under the caption “Legal Matters” in Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

Part II

Item 5.	Market for ViacomCBS Inc.’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.
Our voting Class A Common Stock and non-voting Class B Common Stock are listed and traded on The Nasdaq Stock Market LLC under the symbols “VIACA” and “VIAC”, respectively.

We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2020, resulting in total dividends for the year of $601 million, or $.96 per share. On December 19, 2019, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019 and during each of the four quarters of 2018. During the first three quarters of 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. For the year ended December 31, 2018, CBS declared total per share dividends of $.72, resulting in total annual dividends of $274 million. During the first three quarters of 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million. For the year ended December 31, 2018, Viacom declared total per share dividends of $.80, resulting in total annual dividends of $325 million.

On February 9, 2021, we announced a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, payable on April 1, 2021. We currently expect to continue to pay a regular cash dividend to our stockholders.

In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the fourth quarter of 2020, we did not purchase any shares of our common stock. Our publicly announced share repurchase program had remaining authorization of $2.36 billion at December 31, 2020.

As of February 19, 2021, there were approximately 2,133 record holders of our Class A Common Stock and approximately 29,999 record holders of our Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media and Entertainment Index”). We began presenting the S&P Media and Entertainment Index in 2020 in order to provide a comparison to a wider range of companies in the media industry than the peer group of companies that was presented in prior years (“Prior Peer Group”). Accordingly, this graph also presents the cumulative shareholder return for the Prior Peer Group, as required by the SEC in the year of change.

The performance graph assumes $100 invested on December 31, 2015 in each of our Class A and Class B Common Stock, the S&P 500, the S&P 500 Media and Entertainment Index, and the Prior Peer Group identified below, including reinvestment of dividends, through the calendar year ended December 31, 2020.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2020

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
2015
2016
2017
2018
2019
2020
Class A Common Stock
Class B Common Stock
S&P 500
Prior Peer Group (a)
S&P 500 Media & Entertainment Index

December 31,	2015	2016	2017	2018	2019	2020
Class A Common Stock	$100	$126	$117	$87	$91	$79
Class B Common Stock	$100	$137	$128	$96	$94	$87
S & P 500	$100	$112	$136	$130	$171	$203
Prior Peer Group (a)	$100	$102	$110	$125	$157	$189
S&P 500 Media & Entertainment Index	$100	$114	$121	$108	$145	$190
(a) The Prior Peer Group consists of the following companies: The Walt Disney Company (“Disney”), Fox Corporation and Discovery Inc.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)
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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for each of the three years ended December 31, 2020.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for each of the three years ended December 31, 2020.
•Liquidity and Capital Resources—Discussion of our cash flows for each of the three years ended December 31, 2020, and of our outstanding debt, commitments and contingencies as of December 31, 2020.
•Critical Accounting Policies—Detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.
•Legal Matters—Discussion of legal matters to which we are involved.
•Market Risk—Discussion of how we manage exposure to market and interest rate risks.
Overview
ViacomCBS is a leading global media and entertainment company that creates premium content and experiences for audiences worldwide.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Impact of COVID-19
The coronavirus disease (“COVID-19”) pandemic negatively impacted the macroeconomic environment in the United States and globally, as well as our business, financial condition and results of operations in 2020. We experienced a material negative impact on our advertising revenues, particularly at the end of the first quarter and throughout the second quarter, as a result of weakness in the advertising market as advertisers sought to reduce costs in response to the pandemic’s impact on their businesses, the cancellation of sporting events for which we have broadcast rights, including the NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”) in the first quarter, and the delay of the 2020-21 television broadcast season as a result of temporary production shutdowns. The rate of decline was lower in the second half of the year, with sequential improvement in the third and fourth quarters. While we are not able to predict when or if advertising revenue will return to historical levels, we expect that it will be impacted to a lesser extent in 2021.

COVID-19 also had a negative effect on our content licensing revenues in 2020. Temporary television and film production shutdowns resulted in the abandonment of content that was not completed, delays in the delivery of programming to third parties, and fewer original programs and live events airing on our broadcast and cable networks. We also experienced lower demand for the licensing of our content from advertising-supported licensees. While production has resumed, we are not able to predict whether we will encounter future production delays or shutdowns, or if and to what extent content licensing revenues will continue to be negatively impacted. Additionally, with the resumption of production we began incurring incremental costs relating to health and safety protocols, which are expected to continue throughout 2021.

In addition, our theatrical revenues have been negatively impacted by the closure or reduction in capacity of movie theaters that show our films as a result of COVID-19, which impacted our theatrical releases in 2020. Accordingly, we have rescheduled certain theatrical releases and licensed others to our owned or third-party streaming services. We are not able to predict when or whether movie theaters will reopen at scale, whether consumers will return at the same levels they previously did because of concerns related to COVID-19 or because of changes to viewing habits, or whether revenues from theatrical releases will be comparable to historical levels.

While COVID-19 has negatively impacted parts of our business, we have benefited from increases in subscribers for our subscription streaming services and monthly active users (“MAUs”) for Pluto TV. Additionally, the impact from the lower revenues has been partially mitigated by lower costs as a result of decreases in production and distribution costs, mainly resulting from production shutdowns and fewer theatrical releases; lower advertising and promotion costs; and cost-savings initiatives. We have taken steps to strengthen our financial position during this period of market uncertainty, such as the issuance of long-term debt and redemption of near-term debt discussed under “Liquidity and Capital Resources,” and we will continue to actively monitor the potential impact of COVID-19 and related events on the commercial paper and credit markets.

The magnitude of the continuing impact of COVID-19 on our business, financial condition and results of operations will depend on numerous evolving factors that we may not be able to accurately predict or control, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and economic and operating conditions in the aftermath of COVID-19. Even after COVID-19 has subsided, we may experience materially adverse impacts to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future. Due to the evolving and uncertain nature of the pandemic, we are not able to estimate the full extent of the impact on our business, financial condition and results of operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operational Highlights 2020 vs. 2019

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
GAAP:
Revenues	$25,285	$26,998	$(1,713)	(6)%
Operating income	$4,139	$4,146	$(7)	—%
Net earnings from continuing operations attributable to ViacomCBS	$2,305	$3,168	$(863)	(27)%
Diluted EPS from continuing operations attributable to ViacomCBS	$3.73	$5.13	$(1.40)	(27)%
Net cash flow provided by operating activities from continuing operations	$2,215	$1,171	$1,044	89%

Non-GAAP: (a)
Adjusted OIBDA	$5,132	$5,393	$(261)	(5)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$2,595	$2,983	$(388)	(13)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$4.20	$4.83	$(.63)	(13)%
Free cash flow	$1,891	$826	$1,065	129%
(a) See “Reconciliation of Non-GAAP Measures” and “Free Cash Flow” for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).

For 2020, revenues decreased 6% to $25.29 billion from $27.00 billion in 2019, driven by the adverse effects of COVID-19 on our business, including lower demand in the advertising market, the closure or reduction in capacity of movie theaters, the cancellation of live events for which we have the broadcast rights, and production shutdowns. The revenue comparison was also impacted by CBS’ broadcasts in 2019 of annual tentpole sporting events, the Super Bowl and the semifinals and championship games of the NCAA Tournament, which we have the rights to broadcast on a rotational basis with other networks, including in 2019 and 2021. In addition, the games in the preceding rounds of the NCAA Tournament are shared equally each year between CBS and Turner Broadcasting System, Inc. (“Turner”). However, the 2020 NCAA Tournament was cancelled as a result of COVID-19. These decreases were partially offset by a 49% increase in streaming revenues, reflecting growth across our streaming services, including Pluto TV, CBS All Access (to be rebranded as Paramount+ in March 2021), Showtime Networks’ premium subscription streaming service (“Showtime OTT”), and BET+, as well as record political advertising sales.

Operating income for 2020 remained flat at $4.14 billion. Each year was impacted by items identified as affecting comparability, including programming, restructuring and impairment charges and costs for other corporate matters, as well as a gain on the sale of CNET Media Group (“CMG”) in 2020 and a gain on the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019. See “Reconciliation of Non-GAAP Measures.” Adjusted OIBDA decreased 5%, primarily reflecting the decline in revenues, partially offset by lower expenses as a result of production shutdowns, the absence in 2020 of certain major sporting events, fewer theatrical releases, lower advertising and promotion costs reflecting the broadcast of fewer original programs, and the benefit from cost savings, including from restructuring activities. The lower expenses were partially offset by increased costs to support the growth and expansion of our streaming services.

For 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 27% from 2019. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items impacting operating income, a loss on extinguishment of debt

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

in 2020, net gains from investments, and discrete tax items. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS each decreased 13%, reflecting the lower Adjusted OIBDA and the noncontrolling interest’s share of profit from the licensing of South Park during the second quarter of 2020. Adjusted OIBDA, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See “Reconciliation of Non-GAAP Measures” for details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

We generated operating cash flows from continuing operations of $2.22 billion in 2020 compared with $1.17 billion in 2019. Free cash flow was $1.89 billion for 2020 compared with $826 million for 2019. These increases primarily reflect lower spending, including for programming, production, advertising and distribution costs resulting from production shutdowns related to COVID-19 and cost savings, as well as lower payments for income taxes in 2020. These items were partially offset by the decline in revenues and higher payments for restructuring, merger-related costs and costs to achieve synergies. Operating cash flow and free cash flow included payments for restructuring, merger-related costs and costs to achieve synergies which totaled $584 million and $362 million for 2020 and 2019, respectively. Also included in free cash flow for 2020 are capital expenditures of $40 million associated with costs to achieve synergies. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” for a reconciliation of net cash flow provided by operating activities, the most directly comparable GAAP financial measure, to free cash flow.

Reconciliation of Non-GAAP Measures
Results for the years ended December 31, 2020, 2019 and 2018 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations attributable to ViacomCBS or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

Year Ended December 31,	2020	2019	2018
Operating Income (GAAP)	$4,139	$4,146	$5,062
Depreciation and amortization (a)	430	438	427
Restructuring and other corporate matters (b)	618	769	489
Programming charges (b)	159	589	162
Gain on sales (b)	(214)	(549)	—
Adjusted OIBDA (Non-GAAP)	$5,132	$5,393	$6,140
(a) Includes impairment charges of $25 million and $20 million to reduce the carrying value of intangible assets to fair value for 2020 and 2019, respectively. 2020 also includes accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the Merger.
(b) See notes on the following tables for additional information on items affecting comparability.

	Year Ended December 31, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$3,147	$(535)	$2,305	$3.73
Items affecting comparability:
Restructuring and other corporate matters (a)	618	(133)	485	.79
Impairment charge (b)	25	(6)	19	.03
Depreciation of abandoned technology (c)	12	(3)	9	.01
Programming charges (d)	159	(39)	120	.20
Gain on sales (e)	(214)	31	(183)	(.30)
Net gains from investments (f)	(206)	50	(156)	(.25)
Loss on extinguishment of debt	126	(29)	97	.16
Discrete tax items (g)	—	(110)	(110)	(.18)
Impairment of equity-method investment	—	—	9	.01
Adjusted (Non-GAAP)	$3,667	$(774)	$2,595	$4.20
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
(e) Reflects a gain on the sale of CMG.
(f) Primarily reflects an increase in the value of our investment in fuboTV, Inc. (“fuboTV”), which was sold in the fourth quarter of 2020.
(g) Primarily reflects a benefit from the remeasurement of our U.K. net deferred income tax asset as a result of an increase in the U.K. corporate income tax rate from 17% to 19% enacted during the third quarter of 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2019
	Earnings from Continuing Operations Before Income Taxes	Benefit (Provision) for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$3,223	$29	$3,168	$5.13
Items affecting comparability:
Restructuring and other corporate matters (a)	769	(133)	636	1.03
Impairment charge (b)	20	(6)	14	.02
Programming charges (c)	589	(142)	447	.73
Gain on sales (d)	(549)	163	(386)	(.63)
Net gains from investments (e)	(85)	16	(69)	(.11)
Discrete tax items (f)	—	(827)	(827)	(1.34)
Adjusted (Non-GAAP)	$3,967	$(900)	$2,983	$4.83
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
(d) Reflects a gain on the sale of CBS Television City.
(e) Reflects a gain on marketable securities of $113 million; gains of $22 million on the sale and acquisition of joint ventures; and an impairment charge of $50 million to write down an investment to its fair value.
(f) Primarily reflects a deferred tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations; a tax benefit of $44 million realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to federal tax legislation enacted in December 2017 (the “Tax Reform Act”); and a tax benefit of $39 million triggered by the bankruptcy of an investee.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2018
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$3,984	$(580)	$3,320	$5.35
Items affecting comparability:
Restructuring and other corporate matters (a)	489	(116)	373	.59
Programming charges (b)	162	(39)	123	.20
Gain on extinguishment of debt	(18)	4	(14)	(.02)
Net loss from investments (c)	53	(16)	37	.06
Discrete tax items (d)	—	(297)	(297)	(.48)
Adjusted (Non-GAAP)	$4,670	$(1,044)	$3,542	$5.70
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
(c) Reflects a loss on marketable securities of $23 million; an impairment charge of $46 million to write down an investment to its fair value; and a gain of $16 million on the sale of a 1% equity interest in Viacom18 to our joint venture partner.
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
Consolidated Results of Operations—2020 vs. 2019
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2020	Revenues	2019	Revenues	$	%
Advertising	$9,751	38%	$11,074	41%	$(1,323)	(12)%
Affiliate	9,166	36	8,602	32	564	7
Content licensing	5,963	24	6,483	24	(520)	(8)
Theatrical	180	1	547	2	(367)	(67)
Other	225	1	292	1	(67)	(23)
Total Revenues	$25,285	100%	$26,998	100%	$(1,713)	(6)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Streaming Revenues
The following tables present our global streaming revenues by type and by segment. Streaming revenues are earned from advertising on our pay and free streaming services, including Pluto TV, CBS All Access (to be rebranded as Paramount+ in March 2021), and CBSN; subscription fees for our pay streaming services, including CBS All Access, Showtime OTT, BET+ and Noggin; and advertising and subscriptions for our other digital video products.

Streaming Revenues by Type			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Advertising	$1,418	$1,005	$413	41%
Subscription (a)	1,143	709	434	61
Total Streaming Revenues	$2,561	$1,714	$847	49%

Streaming Revenues by Segment			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
TV Entertainment (b)	$911	$701	$210	30%
Cable Networks (c)	1,650	1,013	637	63
Total Streaming Revenues	$2,561	$1,714	$847	49%
(a) Subscription streaming revenues are included within affiliate revenues.
(b) Primarily includes CBS All Access, CBSN and other CBS branded digital video products.
(c) Primarily includes Pluto TV, Showtime OTT, BET+, Noggin, our international streaming services, and other digital video products.
Included in total streaming revenues are $2.46 billion and $1.63 billion of domestic revenues for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, our global streaming subscribers totaled 29.9 million, which included domestic subscribers of 19.2 million, and global MAUs for Pluto TV were 43.1 million, which included 30.1 million domestic MAUs. Global subscribers include customers who access our domestic or international streaming services, either directly through our owned and operated apps and websites, or through third-party distributors.
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on the CBS Television Network, our basic cable networks and our television stations, as well as on our advertising-supported streaming services, and on our websites. Our advertising revenues include integrated marketing services, which provide unique branded content and custom sponsorship opportunities to our advertisers. For 2020, the 12% decrease in advertising revenues was driven by the adverse effects of COVID-19, including lower demand in the advertising market and the cancellation of the NCAA Tournament, as well as the comparison against CBS’ broadcasts in 2019 of annual tentpole sporting events that we have the rights to broadcast on a rotational basis with other networks, the Super Bowl and the national semifinals and championship games of the NCAA Tournament. These decreases were partially offset by 41% growth in advertising from our streaming businesses, led by Pluto TV, as well as record political advertising revenues associated with the U.S. presidential election in 2020.

In 2021, the advertising revenue comparison will benefit from the broadcasts of Super Bowl LV and the NCAA Tournament. Under the current contract with the NFL, the Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season, with CBS broadcasting these games in 2019 and 2021. Under agreements with the NCAA and Turner, the national semifinals and championship games of the NCAA Tournament are broadcast on CBS every other year through 2032, including in 2019 and 2021, and in each year the games in the preceding rounds of the tournament are shared equally between CBS and Turner.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

However, the 2020 NCAA Tournament was cancelled as a result of COVID-19. The benefit from the broadcasts of these sporting events in 2021 will be partially offset by lower political advertising sales.

For 2020, domestic advertising revenues decreased 12% to $8.57 billion from $9.72 billion for 2019, and international advertising revenues decreased 13% to $1.18 billion from $1.36 billion for 2019, including the unfavorable impact of foreign exchange rate changes of 2 percentage points.

Affiliate
Affiliate revenues are principally comprised of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs” or “vMVPDs”) for carriage of our cable networks (“cable affiliate fees”), fees received from television stations affiliated with the CBS Television Network (“reverse compensation”); fees for authorizing the MVPDs’ and vMVPDs’ carriage of our owned television stations (“retransmission fees”); and subscription fees for our streaming services. For 2020, affiliate revenues increased 7% reflecting growth from subscription streaming revenues, higher reverse compensation and retransmission fee revenues, and the launch of our basic cable networks on a vMVPD service. Subscription streaming revenues grew 61% primarily reflecting subscriber growth for CBS All Access and Showtime OTT, and the launch of BET+ in September 2019. Reverse compensation and retransmission fee revenues increased 19%, driven by annual contractual increases and contract renewals with television stations affiliated with the CBS Television Network, MVPDs and vMVPDs. These increases were partially offset by lower linear affiliate fees for our cable networks from MVPDs, reflecting subscriber declines. For 2020, domestic affiliate revenues increased 7% to $8.52 billion from $7.94 billion for 2019, while international affiliate revenues decreased 3% to $645 million from $665 million for 2019, including the unfavorable impact of foreign exchange rate changes of 2 percentage points.

Content Licensing
Content licensing revenues are principally comprised of fees from the licensing of exhibition rights for our internally-produced television and film programming to cable and broadcast networks, television stations, and subscription video-on-demand (“SVOD”) and free video-on-demand services; home entertainment revenues, which are derived from the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners, as well as from the viewing of our content on a transactional basis through transactional video-on-demand (“TVOD”) and electronic sell-through services; fees from the use of our trademarks and brands for consumer products, recreation and live events; and fees from the distribution of third-party programming. For 2020, content licensing revenues decreased 8%, reflecting a lower volume of licensing primarily as a result of several significant licensing agreements for library programming in the prior-year periods, production shutdowns because of COVID-19, and significant revenues in the 2019 periods from the licensing of the final season of several series, including Jane the Virgin and Elementary. These declines were partially offset by the licensing of the domestic streaming rights to South Park to an SVOD provider in 2020.

Revenues from the licensing of exhibition rights are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, and therefore, content licensing revenue comparisons are impacted by fluctuations resulting from the timing of the availability of our programming for multiyear licensing agreements.

Theatrical
Theatrical revenues are principally earned from the worldwide theatrical distribution of films through audience ticket sales. For 2020, the declines in theatrical revenues reflect the impact from the closure or reduction in capacity of movie theaters in response to COVID-19 throughout most of 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
Other revenues are principally comprised of revenues from the rental of production facilities and digital revenues from search and e-commerce partners. For 2020, other revenues decreased 23%, primarily reflecting lower revenues from the rental of our production facilities as a result of the shutdown of production due to COVID-19.

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2020	Expenses	2019	Expenses	$	%
Production	$6,425	43%	$6,797	41%	$(372)	(5)%
Programming	3,779	25	4,287	26	(508)	(12)
Participation, residual and distribution	2,634	18	3,147	19	(513)	(16)
Programming charges	159	1	589	3	(430)	n/m
Other	1,995	13	1,893	11	102	5
Total Operating Expenses	$14,992	100%	$16,713	100%	$(1,721)	(10)%
n/m - not meaningful
Production
Production expenses principally reflect the amortization of costs of internally-produced television and theatrical film content as well as other television production costs, including on-air talent. For 2020, the 5% decrease primarily reflects a lower volume of production resulting from the impact of COVID-19, including fewer episodes of our original programming and a lower number of theatrical releases.

Programming
Programming expenses reflect the amortization of acquired programs exhibited on our television broadcast networks, cable networks and television stations. For 2020, the 12% decrease in programming expenses was driven by lower sports programming costs, including from the comparison against CBS’ broadcasts of NCAA Tournament games in 2019. The decline also reflects the mix of programming on our broadcast network.

Participation, Residual and Distribution
Participation, residual and distribution costs primarily include participation and residual expenses for television and film programming and other distribution expenses incurred with respect to film and television content, such as print and advertising. For 2020, participation, residual and distribution costs decreased 16% reflecting distribution costs in the prior-year periods to support theatrical releases, including Gemini Man, Rocketman, and Dora and the Lost City of Gold. Theatrical distribution costs were significantly lower in the 2020 periods as a result of the closure or reduced capacity of movie theaters due to COVID-19. The lower expenses also reflect the decline in content licensing revenues, as well as the mix of titles licensed in each year.

Programming Charges
During 2020, we recorded programming charges of $159 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.

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
Other
Other operating expenses primarily include compensation, revenue-sharing costs with our affiliated stations, and other ancillary and overhead costs associated with our operations. For 2020, the 5% increase in other operating expenses was driven by increased revenue-sharing costs as a result of the growth in retransmission and subscription streaming revenues.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Selling, general and administrative expenses	$5,320	$5,481	$(161)	(3)%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. The 3% decrease in SG&A expenses was driven by savings from restructuring and other cost savings initiatives, as well as lower travel and entertainment and other expense decreases associated with shutdowns resulting from COVID-19. The decrease in SG&A expenses also includes lower advertising and promotion costs reflecting the broadcast of fewer original programs, partially offset by increased costs to support the growth and expansion of our streaming services.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Depreciation and amortization	$430	$438	$(8)	(2)%

Depreciation and amortization expense reflects depreciation of fixed assets, including transponders and equipment under finance leases, amortization of finite-lived intangible assets, and impairment of fixed and intangible assets, when applicable. For 2020, amortization expense included an impairment charge of $25 million in the TV Entertainment segment to write down the carrying values of FCC licenses in two markets to their fair values (see Note 6 to the consolidated financial statements) and accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger (see Note 4 to the consolidated financial statements). For 2019, amortization expense included an impairment charge of $20 million to reduce the carrying value of broadcast licenses in Australia to their fair value. The comparison for depreciation and amortization also includes a decline as a result of assets that became fully depreciated.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring and Other Corporate Matters
During 2020 and 2019, we recorded costs for restructuring and other corporate matters as follows:

Year Ended December 31,	2020	2019
Severance	$472	$395
Exit costs and other	70	23
Restructuring charges	542	418
Merger-related costs	56	294
Other corporate matters	20	57
Restructuring and other corporate matters	$618	$769
During the year ended December 31, 2020, we recorded restructuring charges of $542 million, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily consist of severance costs, including the accelerated vesting of stock-based compensation. In addition, in 2020 we incurred costs of $56 million in connection with the Merger, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses. We also incurred costs of $5 million for professional fees associated with dispositions and other corporate matters, and we recorded a charge of $15 million to write down property and equipment that has been classified as held for sale to its fair value less costs to sell.

During the year ended December 31, 2019, we recorded restructuring charges of $418 million, primarily for severance costs, including the accelerated vesting of stock-based compensation, in connection with the Merger, as well as costs related to a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate. In addition, in 2019 we incurred costs of $294 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, transaction-related bonuses, and contractual executive compensation, including the accelerated vesting of stock-based compensation, that was triggered by the Merger. We also incurred costs of $40 million in connection with the settlement of a commercial dispute and $17 million associated with legal proceedings involving the Company (see Note 20 to the consolidated financial statements) and other corporate matters.
Included in restructuring charges for both 2020 and 2019 were costs resulting from the termination of contractual obligations and charges associated with the exit of leases.

Gain on Sales
In 2020, we completed the sale of CMG to Red Ventures for $484 million, including an estimated working capital adjustment. The purchase price consisted of a cash payment at closing of $459 million and a credit of $25 million to be used over five years for the purchase of advertising and licensing of data from Red Ventures. This transaction resulted in a gain of $214 million.

In 2019, we completed the sale of CBS Television City for $750 million. We have guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. This transaction resulted in a gain of $549 million for 2019, which included a reduction for the present value of the estimated amount payable under the guarantee obligation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Interest expense	$(1,031)	$(962)	$69	7%
Interest income	$60	$66	$(6)	(9)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of December 31, 2020 and 2019:

		Weighted Average		Weighted Average
At December 31,	2020	Interest Rate	2019	Interest Rate
Total long-term debt	$19,612	4.80%	$17,976	4.70%
Commercial paper	$—	n/a	$699	2.07%
Other bank borrowings	$95	3.50%	$—	n/a
n/a - not applicable
Net Gains from Investments
For 2020, net gains from investments of $206 million primarily reflect an increase of $213 million in the fair value of our investment in fuboTV, which was sold in the fourth quarter of 2020, and for 2019 net gains from investments of $85 million reflect a gain on marketable securities of $113 million, gains of $22 million on the sale and acquisition of joint ventures, and an impairment charge of $50 million to write down an investment to its fair value.

Loss on Extinguishment of Debt
For 2020, we recorded a loss on extinguishment of debt of $126 million associated with the early redemption of $2.77 billion of our long-term debt.

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2020	2019
Pension and postretirement benefit costs	$(69)	$(99)
Foreign exchange losses	(35)	(18)
Other	3	5
Other items, net	$(101)	$(112)
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For 2020, we recorded a provision for income taxes of $535 million, reflecting an effective income tax rate of 17.0%. Included in the provision for income taxes was a discrete tax benefit of $110 million, primarily consisting of a benefit of $100 million to remeasure our U.K. net deferred income tax asset as a result of an increase in the U.K. corporate income tax rate from 17% to 19% enacted during the third quarter, as well as a benefit of $13 million realized in connection with the preparation of the 2019 tax returns. These items, together with a net tax benefit of $129 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, including restructuring and other

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

corporate matters, programming charges, and net gains from investments, reduced our effective income tax rate by 4.1 percentage points.

For 2019, we recorded a tax benefit of $29 million, reflecting an effective income tax rate of (0.9)%. Included in the benefit for income taxes were discrete items of $827 million, primarily consisting of a tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, a tax benefit of $44 million realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the U.S. government on tax positions relating to the Tax Reform Act, and a tax benefit of $39 million principally related to the bankruptcy of an investee. These items, taken together with a net tax benefit of $102 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, including restructuring and other corporate matters, programming charges, and gain on sales, reduced the effective income tax rate by 23.6 percentage points.

In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for 2020. We do not expect the future impact of the CARES Act provisions to be material.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Equity in loss of investee companies	$(47)	$(72)	$25	35%
Tax benefit	19	19	—	—
Equity in loss of investee companies, net of tax	$(28)	$(53)	$25	47%
For 2020, equity in loss of investee companies, net of tax includes an impairment charge of $9 million relating to an international television joint venture.

Net Earnings Attributable to Noncontrolling Interests

Year Ended December 31,	2020	2019
Net earnings attributable to noncontrolling interests	$(279)	$(31)
For 2020, net earnings attributable to noncontrolling interests primarily reflects our joint venture partners’ share of profit from the licensing of the domestic streaming rights to South Park to an SVOD provider in the second quarter of 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Net earnings from continuing operations attributable to ViacomCBS	$2,305	$3,168	$(863)	(27)%
Diluted EPS from continuing operations attributable to ViacomCBS	$3.73	$5.13	$(1.40)	(27)%
For 2020, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations each decreased 27%, reflecting higher discrete tax benefits in 2019.

Net Earnings from Discontinued Operations, Net of Tax
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House LLC, a wholly owned subsidiary of Bertelsmann SE & Co. KGaA. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2020 and 2019.

Year Ended December 31, 2020	Simon & Schuster	Other (a)	Total
Revenues	$901	$—	$901
Costs and expenses:
Operating	573	(19)	554
Selling, general and administrative	172	—	172
Depreciation and amortization	5	—	5
Restructuring charges	10	—	10
Total costs and expenses	760	(19)	741
Operating income	141	19	160
Other items, net	(5)	—	(5)
Earnings from discontinued operations	136	19	155
Income tax provision	(34)	(4)	(38)
Net earnings from discontinued operations, net of tax	$102	$15	$117

Year Ended December 31, 2019	Simon & Schuster	Other (a)	Total
Revenues	$814	$—	$814
Costs and expenses:
Operating	510	(50)	460
Selling, general and administrative	166	—	166
Depreciation and amortization	5	—	5
Restructuring charges	6	—	6
Total costs and expenses	687	(50)	637
Operating income	127	50	177
Other items, net	(5)	—	(5)
Earnings from discontinued operations	122	50	172
Income tax provision	(20)	(12)	(32)
Net earnings from discontinued operations, net of tax	$102	$38	$140
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations— 2019 vs. 2018
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2019	Revenues	2018	Revenues	$	%
Advertising	$11,074	41%	$10,841	41%	$233	2%
Affiliate	8,602	32	8,376	32	226	3
Content licensing	6,483	24	6,163	23	320	5
Theatrical	547	2	744	3	(197)	(26)
Other	292	1	301	1	(9)	(3)
Total Revenues	$26,998	100%	$26,425	100%	$573	2%
Advertising
For 2019, the 2% increase in advertising revenues was driven by 5% growth in domestic advertising revenues, reflecting CBS’ broadcast of tentpole sporting events in 2019, mainly Super Bowl LIII and the national semifinals and championship games of the NCAA Tournament, as well as higher revenues from our streaming businesses, including Pluto TV. These increases were partially offset by lower political advertising sales at our owned television stations, as a result of the benefit to 2018 from midterm elections. International advertising revenues decreased 14%, reflecting the unfavorable impact of foreign exchange rate changes, as well as softness in the Australian and U.K. markets, partially offset by increases in pricing and political advertising in Argentina. Foreign exchange rate changes had an unfavorable impact of 1-percentage point on the total advertising revenues comparison and 9-percentage points on the international advertising revenues comparison.
Affiliate
For 2019, the 3% increase in affiliate revenues reflects 20% growth in reverse compensation and retransmission fee revenues, driven by annual contractual increases and contract renewals with MVPDs and vMVPDs, as well as 45% growth from our streaming services, including CBS All Access and Showtime OTT, driven by subscriber growth. These increases were partially offset by 5% lower cable affiliate fees, mainly resulting from subscriber declines. Domestic affiliate revenues increased 4%, while international affiliate revenues decreased 6% from 2018 driven by the unfavorable impact of foreign exchange rate changes. Foreign exchange rate changes had an unfavorable impact of 1-percentage point on the total affiliate revenues comparison and 6-percentage points on the international affiliate revenues comparison.

Content Licensing
For 2019, content licensing revenues increased 5%, primarily reflecting higher revenues from the domestic licensing of our content, driven by the production of programming for third parties and the licensing of programming to SVOD providers. These increases were partially offset by a decline in international licensing revenues.

Theatrical
For 2019, theatrical revenues decreased 26%, principally reflecting a difficult comparison to 2018, which included the releases of Mission: Impossible - Fallout and A Quiet Place. Theatrical revenues in 2019 benefited from the releases of Rocketman, Gemini Man and Dora and the Lost City of Gold, as well as the continued success of the 2018 release, Bumblebee. Domestic theatrical revenues decreased 31% and international theatrical revenues decreased 23%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
For 2019, other revenues decreased 3%, mainly reflecting lower revenues from the rental of our production facilities as a result of the sale of CBS Television City in January 2019.

Operating Expenses

		% of Total		% of Total
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2019	Expense	2018	Expense	$	%
Production	$6,797	41%	$6,483	42%	$314	5%
Programming	4,287	26	3,965	26	322	8
Participation, residual and distribution	3,147	19	3,057	20	90	3
Programming charges	589	3	162	1	427	n/m
Other	1,893	11	1,732	11	161	9
Total Operating Expenses	$16,713	100%	$15,399	100%	$1,314	9%
n/m - not meaningful
Production
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

Programming
For 2019, the 8% increase in programming expenses was driven by higher sports programming costs, mainly from CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship games of the NCAA Tournament in 2019, which were not broadcast by CBS in 2018, and programming for Pluto TV, which we acquired in March 2019. These increases were partially offset by lower amortization of acquired programming for our cable networks.

Participation, Residual and Distribution
For 2019, the 3% increase in participation, residual and distribution costs was driven by higher participation costs associated with the increase in content licensing revenues.
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
Other
For 2019, the 9% increase in other operating expenses mainly reflected higher costs associated with growth and expansion of our streaming services.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Selling, general and administrative expenses	$5,481	$5,048	$433	9%
For 2019, the 9% increase in SG&A expenses was driven by higher advertising and marketing costs, reflecting an increase in the number of series premieres and costs associated with our streaming services, as well as the inclusion of Pluto TV and Pop TV since their acquisitions in the first quarter of 2019. These increases were partially offset by cost savings associated with restructuring activities and compensation cost savings resulting from changes in senior management at CBS in 2018.
Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Depreciation and amortization	$438	$427	$11	3%
For 2019, depreciation and amortization expense includes an impairment charge of $20 million to reduce the carrying value of broadcast licenses in Australia to their fair value.

Restructuring and Other Corporate Matters
During 2019 and 2018, we recorded costs for restructuring and other corporate matters as follows:

Year Ended December 31,	2019	2018
Severance	$395	$234
Exit costs and other	23	75
Restructuring charges	418	309
Restructuring-related costs	—	52
Merger-related costs	294	—
Other corporate matters	57	128
Restructuring and other corporate matters	$769	$489

During the year ended December 31, 2019, we recorded restructuring charges of $418 million, primarily for severance costs, including the accelerated vesting of stock-based compensation, in connection with the Merger, as well as costs related to a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate. In addition, in 2019 we incurred costs of $294 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, transaction-related bonuses, and contractual executive compensation, including the accelerated

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

vesting of stock-based compensation, that was triggered by the Merger. We also incurred costs of $40 million in connection with the settlement of a commercial dispute and $17 million associated with legal proceedings involving the Company (see Note 20 to the consolidated financial statements) and other corporate matters.

During the year ended December 31, 2018, we recorded restructuring charges of $309 million resulting from cost transformation initiatives to improve margins, as well as restructuring-related costs of $52 million, comprised of third-party professional services associated with such initiatives. In addition, in 2018 we recorded expenses of $128 million primarily for professional fees related to legal proceedings, investigations at our Company and the evaluation of potential merger activity.

Included in restructuring charges for both 2019 and 2018 were costs resulting from the termination of contractual obligations and charges associated with the exit of leases.

Gain on Sales
In 2019, we completed the sale of CBS Television City for $750 million, which resulted in a gain of $549 million. We also recognized a tax benefit of $140 million in the fourth quarter of 2018 for the reversal of a valuation allowance relating to capital loss carryforwards that were utilized in connection with this sale.

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
Net Gains (Losses) from Investments
For 2019, net gains from investment of $85 million included a gain on marketable securities of $113 million, gains of $22 million on the sale and acquisition of joint ventures, and an impairment charge of $50 million to write down an investment to its fair value. For 2018, the net loss on investments of $53 million included a loss on marketable securities of $23 million, an impairment charge of $46 million to write an investment down to its fair value, and a gain of $16 million on the sale of a 1% equity interest in Viacom18 to our joint venture partner.

Gain on Early Extinguishment of Debt
For 2018, we recorded a gain on extinguishment of debt of $18 million associated with the redemption of senior notes and debentures prior to maturity totaling $1.13 billion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2019	2018
Pension and postretirement benefit costs	$(99)	$(65)
Foreign exchange losses	(18)	(19)
Other	5	(8)
Other items, net	$(112)	$(92)
Benefit (Provision) for Income Taxes
For 2019, we recorded a tax benefit of $29 million, reflecting an effective income tax rate of (0.9)%. Included in the benefit for income taxes were discrete items of $827 million, primarily consisting of a tax benefit of $768 million resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations, a tax benefit of $44 million realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the U.S. government on tax positions relating to the Tax Reform Act, and a tax benefit of $39 million principally related to the bankruptcy of an investee. These items, taken together with a net tax benefit of $102 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, including restructuring and other corporate matters, programming charges, and gain on sales, reduced the effective income tax rate by 23.6 percentage points.

For 2018, the provision for income taxes was $580 million, reflecting an effective income tax rate of 14.6%. The provision for income taxes included discrete items of $297 million, primarily consisting of the reversal of a valuation allowance of $140 million relating to capital loss carryforwards that were utilized in connection with the sale of CBS Television City in 2019; a tax benefit of $80 million relating to the Tax Reform Act and other tax law changes; and a tax benefit of $71 million relating to a tax accounting method change granted by the IRS.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Net earnings from continuing operations attributable to ViacomCBS	$3,168	$3,320	$(152)	(5)%
Diluted EPS from continuing operations attributable to ViacomCBS	$5.13	$5.35	$(.22)	(4)%
For 2019, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations decreased 5% and 4%, respectively, primarily driven by the lower operating income, mainly reflecting our increased investment in content. The lower operating income was partially offset by the aforementioned discrete tax benefits.

Net Earnings from Discontinued Operations, Net of Tax
The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2019 and 2018.

Year Ended December 31, 2019	Simon & Schuster	Other (a)	Total
Revenues	$814	$—	$814
Costs and expenses:
Operating	510	(50)	460
Selling, general and administrative	166	—	166
Depreciation and amortization	5	—	5
Restructuring charges	6	—	6
Total costs and expenses	687	(50)	637
Operating income	127	50	177
Other items, net	(5)	—	(5)
Earnings from discontinued operations	122	50	172
Income tax provision	(20)	(12)	(32)
Net earnings from discontinued operations, net of tax	$102	$38	$140

Year Ended December 31, 2018	Simon & Schuster	Other (a)	Total
Revenues	$825	$—	$825
Costs and expenses:
Operating	518	(42)	476
Selling, general and administrative	158	—	158
Depreciation and amortization	6	—	6
Restructuring charges	1	—	1
Total costs and expenses	683	(42)	641
Operating income	142	42	184
Other items, net	(2)	—	(2)
Earnings from discontinued operations	140	42	182
Income tax provision	(37)	(10)	(47)
Net earnings from discontinued operations, net of tax	$103	$32	$135
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segments
We operate in the following three segments:

TV ENTERTAINMENT: TV Entertainment consists of the CBS Television Network, our domestic broadcast network; CBS Studios and CBS Media Ventures, our television production and syndication operations; our CBS-branded streaming services, including CBS All Access (to be rebranded as Paramount+ in March 2021) and CBSN, among others; CBS Sports Network, our cable network focused on college athletics and other sports; and CBS Television Stations, our owned broadcast television stations. TV Entertainment’s revenues are generated primarily from advertising sales, the licensing and distribution of content, and affiliate revenues, comprised of reverse compensation, retransmission fees, and subscription fees for our streaming services.

CABLE NETWORKS: Cable Networks operates a portfolio of premium subscription cable networks, including Showtime; basic cable networks including BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian Channel, among others; streaming services including Pluto TV, Showtime OTT, Noggin, and BET+; international extensions of these brands; and our international free-to-air broadcast networks, including Network 10, Channel 5 and Telefe. Cable Networks’ revenues are generated primarily from affiliate revenues, comprised of fees from MVPDs and vMVPDs for carriage of our cable networks, and subscription fees from our streaming services; advertising sales; and the licensing of our content and brands.

FILMED ENTERTAINMENT: Our Filmed Entertainment segment operates Paramount Pictures, Paramount Players, Paramount Animation, and Paramount Television Studios, and also includes Miramax, a consolidated joint venture. Filmed Entertainment’s revenues are generated primarily from the release and/or distribution of films theatrically, the release and/or distribution of film and television product through home entertainment, the licensing of film and television product to television and digital platforms and other ancillary activities.

During the fourth quarter of 2020, we entered into an agreement to sell Simon & Schuster, which was previously reported as the Publishing segment. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

We present operating income (loss) excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 19 to the consolidated financial statements.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations - 2020 vs. 2019

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2020	Revenues	2019	Revenues	$	%
Revenues:
TV Entertainment	$10,700	42%	$11,924	44%	$(1,224)	(10)%
Cable Networks	12,589	50	12,449	46	140	1
Filmed Entertainment	2,562	10	2,990	11	(428)	(14)
Corporate/Eliminations	(566)	(2)	(365)	(1)	(201)	(55)
Total Revenues	$25,285	100%	$26,998	100%	$(1,713)	(6)%

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Adjusted OIBDA:
TV Entertainment	$1,857	$2,443	$(586)	(24)%
Cable Networks	3,746	3,515	231	7
Filmed Entertainment	215	80	135	169
Corporate/Eliminations	(500)	(449)	(51)	(11)
Stock-based compensation	(186)	(196)	10	5
Total Adjusted OIBDA	5,132	5,393	(261)	(5)
Depreciation and amortization	(430)	(438)	8	2
Restructuring and other corporate matters	(618)	(769)	151	n/m
Programming charges	(159)	(589)	430	n/m
Gain on sales	214	549	(335)	n/m
Total Operating Income	$4,139	$4,146	$(7)	—%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Depreciation and Amortization:
TV Entertainment	$162	$150	$12	8%
Cable Networks	205	219	(14)	(6)
Filmed Entertainment	36	37	(1)	(3)
Corporate	27	32	(5)	(16)
Total Depreciation and Amortization	$430	$438	$(8)	(2)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

TV Entertainment

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Advertising	$5,035	$6,008	$(973)	(16)%
Affiliate	3,129	2,550	579	23
Content licensing	2,369	3,157	(788)	(25)
Other	167	209	(42)	(20)
Revenues	$10,700	$11,924	$(1,224)	(10)%

Adjusted OIBDA	$1,857	$2,443	$(586)	(24)%

Revenues
For 2020, the 10% decrease in revenues was mainly driven by the comparison against CBS’ broadcasts of tentpole sporting events in 2019, the impact of COVID-19 on our business during 2020, including weakness in the advertising market and the delay to the start of the television broadcast season, and lower content licensing revenues, partially offset by growth in affiliate revenues.
Advertising
The 16% decrease in advertising revenues was primarily driven by the aforementioned impact of COVID-19, as well as the comparison against CBS’ broadcasts of Super Bowl LIII and the NCAA Tournament in 2019. Under the current contract with the NFL, the Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season, with CBS broadcasting these games in 2019 and 2021. The 2020 NCAA Tournament, which was scheduled to be broadcast by CBS in the first quarter of 2020, was cancelled as a result of COVID-19. In addition, the national semifinals and championship games of the NCAA Tournament, which are broadcast by CBS every other year through 2032 under agreements with the NCAA and Turner, were broadcast on CBS in the second quarter of 2019. Advertising revenues in 2020 benefited from record political advertising associated with the U.S. presidential election in 2020.

Affiliate
Affiliate revenues grew 23%, reflecting 19% growth in reverse compensation and retransmission fee revenues, as well as subscriber growth at CBS All Access.

Content Licensing
Content licensing revenues decreased 25%, mainly due to a lower volume of licensing of our programming during 2020, as 2019 included several significant licensing agreements for library programming and the licensing of the final season of several series, including Jane the Virgin and Elementary, and 2020 was impacted by production delays related to COVID-19.

Other
Other revenues decreased 20%, primarily reflecting lower revenues from the rental of our production facilities as a result of production shutdowns due to COVID-19.

Revenues in 2021 will benefit from the CBS Television Network’s broadcasts of Super Bowl LV and the national semifinals and championship games of the NCAA Tournament. Comparability in 2021 will be negatively

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

impacted, however, by lower political advertising revenues driven by the comparison against the U.S. presidential election in 2020.

Adjusted OIBDA
Adjusted OIBDA decreased 24% driven by the decline in revenues and increased costs to support the growth and expansion of CBS All Access. These decreases were partially offset by lower production and programming costs as a result of the comparison against the broadcast of major sporting events in 2019, production shutdowns in 2020 due to COVID-19, and the mix of programming. Participation expense was also lower as a result of the decline in content licensing revenues.
Cable Networks

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Advertising	$4,743	$5,129	$(386)	(8)%
Affiliate	6,037	6,052	(15)	—
Content licensing	1,809	1,268	541	43
Revenues	$12,589	$12,449	$140	1%

Adjusted OIBDA	$3,746	$3,515	$231	7%

Revenues
For 2020, revenues increased 1%, due to higher content licensing revenues, mainly reflecting the licensing of the domestic streaming rights for South Park to an SVOD provider, partially offset by a decline in advertising revenues. Domestic revenues increased 4% while international revenues decreased 10%, including a 2-percentage point unfavorable impact of foreign exchange rate changes.

Advertising
Advertising revenues decreased 8% primarily driven by the adverse effects of COVID-19. Domestic advertising revenues decreased 6%, reflecting lower linear impressions, including from weakness in the advertising market as a result of COVID-19. This decrease was partially offset by growth from our streaming businesses, including revenues from Pluto TV, which was acquired in March 2019, and higher pricing. International advertising revenues decreased 12%, primarily reflecting weakness in the advertising market. Foreign exchange rate changes had an unfavorable impact of 1 percentage point on both worldwide and international advertising revenues.

Affiliate
Domestic affiliate revenues remained flat, as the declines in subscribers at our cable networks were offset by growth from our subscription streaming services, including Showtime OTT, BET+, and Noggin, and the launch of our basic cable networks on a vMVPD service. International affiliate revenues decreased 3%, including a 1-percentage point unfavorable impact of foreign exchange rate changes.

Content Licensing
The 43% increase in content licensing revenues was primarily the result of growth from the domestic licensing of programming to SVOD providers, mainly from South Park, and higher download-to-own revenues, led by sales of Yellowstone.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA increased 7%, driven by the revenue growth and lower SG&A expenses, reflecting lower advertising and promotion costs due to the broadcast of fewer original programs, savings from restructuring and other cost savings initiatives, as well as lower travel and entertainment expenses associated with shutdowns resulting from COVID-19. These cost decreases were partially offset by higher participation costs associated with the mix of titles licensed each year.
Filmed Entertainment

			Increase/(Decrease)
Year Ended December 31,	2020	2019	$	%
Theatrical	$180	$547	$(367)	(67)%
Home Entertainment	709	623	86	14
Licensing	1,598	1,709	(111)	(6)
Other	75	111	(36)	(32)
Revenues	$2,562	$2,990	$(428)	(14)%

Adjusted OIBDA	$215	$80	$135	169%
Revenues
For 2020, the 14% decrease in revenues reflects the impact from the closure or reduction in capacity of movie theaters in response to COVID-19 throughout most of 2020.

Theatrical
The 67% decrease in theatrical revenues reflects the impact from the closure or reduction in capacity of movie theaters throughout most of 2020. Theatrical revenues during the current year benefited from the theatrical release of Sonic the Hedgehog in the first quarter, while the prior year benefited from several significant theatrical releases.

Home Entertainment
The 14% increase in home entertainment revenues was driven by higher sales of catalog titles and titles from Miramax, which was acquired in 2020. The current year benefited from the 2020 releases of Sonic the Hedgehog and Terminator: Dark Fate, as well as Gemini Man, which was released in the home entertainment market in late 2019, while the prior-year benefited from Bumblebee, Rocketman, Mission: Impossible - Fallout and Instant Family.

Licensing
The 6% decrease in licensing revenues was primarily due to lower revenues from the licensing of catalog titles, television programming produced for third parties and music rights. These decreases were partially offset by the licensing of Miramax titles in 2020 and current year releases, including Lovebirds and the international licensing of The SpongeBob Movie: Sponge on the Run.

Adjusted OIBDA
Adjusted OIBDA increased $135 million as the revenue decline was more than offset by lower distribution and film production costs resulting from fewer theatrical releases in the current year due to COVID-19. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Segment Results of Operations - 2019 vs. 2018

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2019	Revenues	2018	Revenues	$	%
Revenues:
TV Entertainment	$11,924	44%	$11,061	42%	$863	8%
Cable Networks	12,449	46	12,683	48	(234)	(2)
Filmed Entertainment	2,990	11	2,956	11	34	1
Corporate/Eliminations	(365)	(1)	(275)	(1)	(90)	(33)
Total Revenues	$26,998	100%	$26,425	100%	$573	2%

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Adjusted OIBDA:
TV Entertainment	$2,443	$2,466	$(23)	(1)%
Cable Networks	3,515	4,341	(826)	(19)
Filmed Entertainment	80	(33)	113	n/m
Corporate/Eliminations	(449)	(433)	(16)	(4)
Stock-based compensation	(196)	(201)	5	2
Total Adjusted OIBDA	5,393	6,140	(747)	(12)
Depreciation and amortization	(438)	(427)	(11)	(3)
Restructuring and other corporate matters	(769)	(489)	(280)	n/m
Programming charges	(589)	(162)	(427)	n/m
Gain on sale	549	—	549	n/m
Total Operating Income	$4,146	$5,062	$(916)	(18)%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2019	2018	$	%
Depreciation and Amortization:
TV Entertainment	$150	$160	$(10)	(6)%
Cable Networks	219	194	25	13
Filmed Entertainment	37	38	(1)	(3)
Corporate	32	35	(3)	(9)
Total Depreciation and Amortization	$438	$427	$11	3%

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
Advertising
The 4% increase in advertising revenues was driven by CBS’ broadcasts of Super Bowl LIII and the national semifinals and championship games of the NCAA Tournament in 2019, partially offset by the timing of other sporting events and lower political advertising as a result of the benefit to 2018 from midterm elections. The Super Bowl is broadcast on the CBS Television Network on a rotating basis with other networks through the 2022 season under the current contract with the NFL and the national semifinals and championship games of the NCAA Tournament are broadcast on the CBS Television Network every other year through 2032 under the current agreement with the NCAA and Turner.

Affiliate
Affiliate revenues grew 22% primarily as a result of a 20% increase in reverse compensation and retransmission fee revenues as well as subscriber growth at CBS All Access.

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

Revenues
For 2019, revenues decreased 2% from 2018, reflecting an unfavorable impact from foreign exchange rate changes of 2-percentage points. Domestic revenues remained substantially flat compared with 2018 as higher advertising revenues were offset by a decline in affiliate revenues. International revenues decreased 9% mainly as a result of a 7-percentage point unfavorable impact of foreign exchange rate changes.

Advertising
Advertising revenues remained flat compared with 2018 and included an unfavorable impact of foreign exchange rate changes of 3-percentage points. Domestic advertising revenues increased 6%, reflecting higher revenues from our streaming businesses, including Pluto TV, which was acquired in March 2019. The domestic advertising growth also reflects higher pricing and the inclusion of the results of Pop TV. We began consolidating Pop TV in March 2019 when we acquired the 50% stake we did not own, which brought our ownership to 100%. These increases were partially offset by lower linear impressions. International advertising revenues decreased 13%, mainly reflecting the unfavorable impact of foreign exchange rate changes of 9-percentage points, as well as softness in the Australian and U.K. markets, partially offset by increases in pricing and political advertising in Argentina.

Affiliate
Affiliate revenues decreased 4%, which included a 1-percentage point unfavorable impact from foreign exchange rate changes. Domestic affiliate revenues decreased 4%, primarily driven by declines in traditional MVPD subscribers at our cable networks. These declines were partially offset by growth from Showtime OTT, the inclusion of the results of Pop TV, and contractual rate increases under carriage agreements. International affiliate revenues decreased 6%, reflecting a 6-percentage point unfavorable impact of foreign exchange rate changes.

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
n/m - not meaningful

Revenues
For 2019, the 1% increase in revenues reflects growth in licensing revenues, partially offset by lower theatrical revenues. Foreign exchange rate changes had a 1-percentage point unfavorable impact on the revenue comparison.
Theatrical
The 26% decrease in theatrical revenues principally reflects a difficult comparison to 2018, which included the releases of Mission: Impossible - Fallout and A Quiet Place. Theatrical revenues in 2019 benefited from the releases of Rocketman, Gemini Man and Dora and the Lost City of Gold, as well as the continued success of the 2018 release, Bumblebee. Foreign exchange rate changes had a 1-percentage point unfavorable impact on theatrical revenues.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, leases, interest payments, income tax payments and pension funding obligations. Our investing and financing spending includes capital expenditures, investments and acquisitions, share repurchases, dividends and principal payments on our outstanding indebtedness. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our $3.50 billion Credit Facility, and access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

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

Funding for our long-term debt obligations due over the next five years of $5.11 billion is expected to come from our ability to refinance our debt, cash generated from operating activities, and proceeds from non-core asset sales.

During the year ended December 31, 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the year ended December 31, 2020, we redeemed, prior to maturity, senior notes, debentures, and junior subordinated debentures totaling $2.77 billion, for an aggregate redemption price of $2.88 billion.

During the fourth quarter of 2020, we announced that we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, which is expected to close in 2021, subject to customary closing conditions, including regulatory approvals. In addition, we completed the sale of CMG for cash proceeds of $459 million and advertising and data licensing credits of $25 million. These divestitures are a result of a strategic review of our non-core assets. Proceeds from these transactions will be used to invest in our strategic growth priorities, including in streaming, as well as to fund the dividend and pay down debt.

The ongoing impact of COVID-19 could have a negative effect on our financial condition or our ability to fund operations, dividends or future investment opportunities due to an increase in the cost of, or difficulty in, obtaining debt or equity financing, or our ability to comply with the leverage covenant in our Credit Facility in the future. The magnitude of the continuing impact on our financial condition and results of operations will depend on numerous evolving factors that we may not be able to accurately predict or control, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

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

At December 31, 2020, we had $2.36 billion of remaining availability under our share repurchase program. Any share repurchases under the program are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

			Increase/ (Decrease)		Increase/ (Decrease)
Year Ended December 31,	2020	2019	2020 vs. 2019	2018	2019 vs. 2018
Cash provided by operating activities from:
Continuing operations	$2,215	$1,171	$1,044	$3,324	$(2,153)
Discontinued operations	79	59	20	140	(81)
Cash provided by operating activities	2,294	1,230	1,064	3,464	(2,234)
Cash provided by (used for) investing activities from:
Continuing operations	63	(145)	208	(581)	436
Discontinued operations	(7)	(10)	3	(30)	20
Cash provided by (used for) investing activities	56	(155)	211	(611)	456
Cash used for financing activities	(90)	(1,216)	1,126	(2,531)	1,315
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(1)	26	(25)	24
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,285	$(142)	$2,427	$297	$(439)
Operating Activities.  The increase in cash provided by operating activities from continuing operations for 2020 compared to 2019 was primarily driven by significantly lower spending, including for programming, production, advertising and distribution costs resulting from production shutdowns related to COVID-19 and cost savings, as well as lower payments for income taxes. These impacts were partially offset by the decline in revenues and higher payments for restructuring, merger-related costs, and costs to achieve synergies.

The decrease in cash provided by operating activities from continuing operations for 2019 compared with 2018 was primarily driven by increased spending for television and film programming, higher payments for income taxes and payments of $132 million associated with costs related to the Merger.

Cash paid for income taxes from continuing operations decreased to $411 million for 2020 from $560 million for 2019. The comparison was impacted by a payment in 2019 as a result of guidance issued by the U.S. government in January 2019 relating to the transition tax on cumulative foreign earnings and profits that resulted from the enactment of federal tax legislation in December 2017. The increase in cash payments for income taxes from continuing operations for 2019 compared to $153 million for 2018 was primarily due to the aforementioned payment in 2019, as well as a benefit to 2018 from the application of a federal income tax overpayment carryforward from 2017.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.
Investing Activities

Year Ended December 31,	2020	2019	2018
Investments (a)	$(59)	$(171)	$(161)
Capital expenditures	(324)	(345)	(345)
Acquisitions, net of cash acquired (b)	(147)	(399)	(118)
Proceeds from dispositions (c)	593	756	39
Other investing activities from continuing operations	—	14	4
Cash flow provided by (used for) investing activities from continuing operations	63	(145)	(581)
Cash flow used for investing activities from discontinued operations	(7)	(10)	(30)
Cash flow provided by (used for) investing activities	$56	$(155)	$(611)
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
(c) 2020 reflects the sale of CMG and marketable securities. 2019 primarily reflects the sale of CBS Television City.

Financing Activities

Year Ended December 31,	2020	2019	2018
(Repayments of) proceeds from short-term debt borrowings, net	$(706)	$25	$(5)
Proceeds from issuance of senior notes	4,375	492	—
Repayment of long-term debt	(2,901)	(910)	(1,102)
Dividends	(600)	(595)	(599)
Purchase of the Company’s Class B Common Stock	(58)	(57)	(586)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(93)	(56)	(67)
All other financing activities, net	(107)	(115)	(172)
Cash flow used for financing activities	$(90)	$(1,216)	$(2,531)

Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow reflects our net cash flow provided by operating activities from continuing operations less capital expenditures. Our calculation of free cash flow includes capital expenditures because investment in capital expenditures is a use of cash that is directly related to our operations. Our net cash flow provided by operating activities from continuing operations is the most directly comparable GAAP financial measure.

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

As free cash flow is not a measure calculated in accordance with GAAP, free cash flow should not be considered in isolation of, or as a substitute for, either net cash flow provided by operating activities from continuing operations as a measure of liquidity or net earnings as a measure of operating performance. Free cash flow, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, free cash flow as a measure of liquidity has certain limitations, does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

The following table presents a reconciliation of our net cash flow provided by operating activities from continuing operations to free cash flow.

Year Ended December 31,	2020	2019	2018
Net cash flow provided by operating activities from continuing operations (GAAP)	$2,215	$1,171	$3,324
Capital expenditures	(324)	(345)	(345)
Free cash flow (Non-GAAP)	$1,891	$826	$2,979

Dividends
We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2020, resulting in total dividends for the year of $601 million, or $.96 per share. On December 19, 2019, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019 and during each of the four quarters of 2018. During the first three quarters of 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. For the year ended December 31, 2018, CBS declared total per share dividends of $.72, resulting in total annual dividends of $274 million. During the first three quarters of 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million. For the year ended December 31, 2018, Viacom declared total per share dividends of $.80, resulting in total annual dividends of $325 million.

On February 9, 2021, ViacomCBS declared a quarterly cash dividend of $.24 per share on its Class A and Class B Common Stock, payable on April 1, 2021.

Share Repurchase Program
During 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At December 31, 2020, $2.36 billion of authorization remained under the share repurchase program.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth our debt.

At December 31,	2020	2019
Commercial paper	$—	$699
Senior debt (2.250%-7.875% due 2021-2050)	18,455	16,690
Junior debt (5.875%-6.250% due 2057)	1,157	1,286
Other bank borrowings	95	—
Obligations under finance leases	26	44
Total debt (a)	19,733	18,719
Less commercial paper	—	699
Less current portion of long-term debt	16	18
Total long-term debt, net of current portion	$19,717	$18,002
(a)    At December 31, 2020 and 2019, the senior and junior subordinated debt balances included (i) a net unamortized discount of $491 million and $412 million, respectively, and (ii) unamortized deferred financing costs of $107 million and $92 million, respectively. The face value of our total debt was $20.33 billion at December 31, 2020 and $19.23 billion at December 31, 2019.

During the year ended December 31, 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the year ended December 31, 2020, we redeemed, prior to maturity, senior notes, debentures, and junior subordinated debentures totaling $2.77 billion, for an aggregate redemption price of $2.88 billion. These redemptions resulted in a pre-tax loss on extinguishment of debt of $126 million ($97 million, net of tax).

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

During the year ended December 31, 2018, we redeemed $1.13 billion of senior notes and debentures for a redemption price of $1.10 billion, resulting in a pre-tax gain on extinguishment of debt of $18 million ($14 million, net of tax).

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
The interest rate payable on our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026, collectively the “Senior Notes”, will be subject to adjustment from time to time if Moody’s Investor Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Senior Notes. The interest rate on these Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2020, the outstanding principal amount of our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026 was $35 million and $124 million, respectively.

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

Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. At December 31, 2020, we had no outstanding commercial paper borrowings. At December 31, 2019, we had $699 million outstanding commercial paper borrowings under our commercial paper program at a weighted average interest rate of 2.07% and maturities of less than 90 days.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger, with a maturity in June 2021, was terminated and the revolving credit facility held by Viacom prior to the Merger, with a maturity in February 2024, was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at our option at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of December 31, 2020.

At December 31, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.
Other Bank Borrowings
At December 31, 2020, we had $95 million of bank borrowings with a weighted average interest rate of 3.50% under Miramax’s $300 million credit facility, which matures in April 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Contractual Obligations
As of December 31, 2020, payments due by period under our significant contractual obligations with remaining terms in excess of one year were as follows:

	Payments Due by Period
					2026 and
	Total	2021	2022-2023	2024-2025	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments (a)	$9,852	$2,625	$4,269	$1,224	$1,734
Purchase obligations (b)	1,377	501	614	201	61

On-Balance Sheet Arrangements
Operating leases (c)	2,269	372	575	406	916
Long-term debt obligations (d)	20,210	—	2,165	2,942	15,103
Interest commitments on long-term debt (e)	14,756	970	1,904	1,680	10,202
Finance leases (including interest) (f)	28	17	9	2	—
Other long-term contractual obligations (g)	1,734	—	1,261	440	33
Total	$50,226	$4,485	$10,797	$6,895	$28,049
(a) Our programming and talent commitments include $5.98 billion for sports programming rights and $3.87 billion relating to the production and licensing of television and film programming, including talent contracts.
(b) Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including open purchase orders.
(c) Consists of operating lease commitments for office space, equipment, satellite transponders and studio facilities. Amounts reflect future minimum payments, excluding interest.
(d) Reflects long-term debt obligations at face value, excluding finance leases.
(e) Future interest based on scheduled debt maturities. Interest payments on junior subordinated debentures subsequent to the expiration of their fixed-rate periods have been included based on their current fixed rates.
(f) Includes finance lease obligations for satellite transponders and equipment, excluding interest.
(g) Reflects long-term contractual obligations recorded on the Consolidated Balance Sheet, including program liabilities; participations; residuals; and a tax liability resulting from the enactment of the Tax Reform Act in December 2017. This tax liability reflects the remaining tax on our historical accumulated foreign earnings and profits, which is payable to the IRS in 2024 and 2025.

The table above does not include payments relating to reserves for uncertain tax positions of $308 million and related interest and penalties, redeemable noncontrolling interest of $197 million, our guarantee liability of $100 million relating to the sale of CBS Television City, lease indemnification obligations of $67 million, residual liabilities of previously disposed businesses, and potential future contributions to our qualified defined benefit pension plans. The amount and timing of payments with respect to these items are subject to a number of uncertainties such that we are unable to make sufficiently reliable estimations of future payments.

In 2021, we expect to make contributions of approximately $15 million to our qualified pension plans for minimum funding requirements under ERISA and $86 million to our non-qualified pension plans to satisfy the benefit payments due under these plans. Also in 2021, we expect to contribute approximately $39 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

December 31, 2020, the outstanding letters of credit and surety bonds approximated $144 million and were not recorded on the Consolidated Balance Sheet.
CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at December 31, 2020 is a liability of $100 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.
Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players. These lease commitments amounted to $67 million as of December 31, 2020, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Affiliate Revenues—The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs and subscribers to our streaming services, also includes a license to programming for video on demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming.

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

Film and Television Production and Programming Costs
Costs incurred to produce television programs and feature films are capitalized when incurred and amortized over the projected life of each television program or feature film. The costs incurred in acquiring television series and feature film programming rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing. The costs of programming rights licensed under multi-year sports

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. Acquired programming rights, including rights for sports programming, are expensed over the shorter of the license period or the period in which an economic benefit is expected to be derived.

For internally-produced television programs and feature films that are predominantly monetized on an individual basis, we use an individual-film-forecast computation method to amortize capitalized production costs and to accrue estimated liabilities for participations and residuals over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. Management’s judgment is required in estimating Ultimate Revenues and the costs to be incurred throughout the life of each television program or feature film. These estimates are used to determine the timing of amortization of capitalized production costs and expensing of participation and residual costs.

For television programming, our estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, 5 years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.

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

For programming that is predominantly monetized as part of a film group, which includes our acquired programming rights and certain internally-produced television programs, capitalized costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. Such estimates require management’s judgement and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, and, for acquired programming, the length of the license period. If initial airings are expected to generate higher revenues, an accelerated method of amortization is used. These estimates are periodically reviewed and updated based on information available throughout the contractual term or life of each program.

We test a film group or individual television program or feature film for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. If the result of the impairment test

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference. In addition, unamortized costs for internally-produced or acquired programming that have been substantively abandoned are written off.

Goodwill and Intangible Assets Impairment Test
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, on an annual basis and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

FCC Licenses—FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2020, we had 14 television markets with FCC license book values.

For our annual impairment test, we perform qualitative assessments for each television market that we estimate has an aggregate fair value of FCC licenses that significantly exceed their respective carrying values. Additionally, we consider the duration of time since a quantitative test was performed. For the 2020 annual impairment test, we performed qualitative assessments for 10 of our markets. For each market, we weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. We also considered the macroeconomic impact on discount rates and growth rates. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

A quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections.

During the second quarter of 2020, based on an assessment of the relevant factors that could impact the fair value of FCC licenses, including the effects of COVID-19, we determined that an interim impairment test was necessary for three markets in which we hold FCC licenses. The impairment test indicated that the estimated fair values of FCC licenses in two markets were lower than their respective carrying values, which resulted from recent declines in industry projections in the markets where these FCC licenses are held, that were further accelerated by COVID-19. Accordingly, we recorded an impairment charge of $25 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $216 million. This charge is included within “Depreciation and amortization” in the Consolidated Statement of Operations recorded within the TV Entertainment segment. Additionally, the estimated fair value of the FCC license in the third market exceeded its carrying value of $53 million by 7%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For the 2020 annual test, we performed a quantitative impairment test for the three markets tested during the second quarter, as well as a fourth U.S. television market. The impairment tests indicated that the estimated fair values of FCC licenses in the three markets we tested during the second quarter, which had an aggregate carrying value of FCC licenses of $269 million at December 31, 2020, were within 10% of their respective carrying values. The fourth market had a fair value that exceeded its carrying value by more than 20%.

The estimated fair values of FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which we own and operate television stations. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, or a further decline in the local television advertising marketplace could result in a downward revision to our current assumptions and judgments. Various factors may contribute to a future decline in an advertising marketplace including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of television advertising revenues in that market; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A downward revision to the present value of future cash flows could result in impairment and a noncash charge would be required.  Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

Goodwill—Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2020, we had four reporting units. For the 2020 annual impairment test, we tested two reporting units for impairment as of August 31 and the remaining reporting units as of October 31.

For our annual impairment test, we perform a qualitative assessment for each reporting unit that management estimates has a fair value that significantly exceeds its respective carrying value. For the 2020 annual impairment test, we performed qualitative assessments for all of our reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included actual and expected financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, we considered growth projections from independent sources and significant developments or transactions within the industry. We also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units, and that the lower tax rate from tax law changes enacted since the most recent quantitative tests would positively impact the fair value of the reporting units. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair value of each reporting unit is less than its respective carrying amount and therefore performing quantitative impairment tests was unnecessary.

A quantitative goodwill impairment test, when performed, includes estimating the fair value of a reporting unit using an income approach based on a discounted cash flow analysis and/or a market-based approach. A discounted cash flow analysis requires us to make various judgmental assumptions, including assumptions about the timing and amount of future cash flows, growth rates and discount rates.

Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in the advertising market, a shift by advertisers to competing advertising platforms, changes in consumer behavior and/or a decrease in audience acceptance of our content could result in changes to our assumptions and judgments used in the goodwill impairment tests. A downward revision of these assumptions could cause the fair values of the reporting units to fall below their respective carrying values and a noncash impairment charge would

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

Legal Matters
Estimates of liabilities related to legal issues and discontinued businesses, including asbestos and environmental matters, require significant judgments by management. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. We continually evaluate these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. While we believe that our accrual for matters related to our predecessor operations, including environmental and asbestos, are adequate, there can be no assurance that circumstances will not change in future periods. It is difficult to predict future asbestos liabilities as events and circumstances may impact the estimate of our liabilities. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability.

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2020, the unrecognized actuarial losses included in accumulated other comprehensive loss decreased slightly from the prior year-end due primarily to the favorable performance of pension plan assets and the inclusion of a curtailment gain associated with the elimination of benefit accruals for future service as a result of a plan amendment for our remaining active pension plans. These items were mostly offset by a decrease in the discount rate. A 25 basis point change in the discount rate would result in an estimated change to the accumulated benefit obligation of approximately $135 million and would not have a material impact on 2021 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $8 million to 2021 pension expense.

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
A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. We evaluate our uncertain tax positions quarterly based on many factors, including, changes in tax laws and interpretations, information received from tax authorities, and other changes in facts and circumstances. Our income tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the reserve for uncertain tax positions of $308 million at December 31, 2020 is properly recorded.
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

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. On January 27, 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. Discovery on the surviving claims will now proceed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. On December 29, 2020, the Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims will now proceed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

Litigation Related to Television Station Owners
On September 9, 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning on or about January 1, 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. On October 8, 2019, the Company and other defendants filed a motion to dismiss the matter, which was denied by the court on November 6, 2020. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2020, we had pending approximately 30,710 asbestos claims, as compared with approximately 30,950 as of December 31, 2019 and 31,570 as of December 31, 2018. During 2020, we received approximately 2,910 new claims and closed or moved to an inactive docket approximately 3,150 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against us are non-cancer claims. It is difficult to predict future asbestos liabilities, as events and circumstances may impact the estimate of our asbestos liabilities, including, among others, the number and types of claims and average cost to resolve such claims. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. We believe that our accrual and insurance are sufficient to cover our asbestos liabilities. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability.

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

At December 31, 2020 and 2019, the notional amount of all foreign currency contracts was $1.27 billion and $1.44 billion, respectively. For 2020, $740 million related to future production costs and $529 million related to our foreign currency balances and other expected foreign currency cash flows. For 2019, $833 million related to future production costs and $606 million related to our foreign currency balances and other expected foreign currency cash flows.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Risk
Interest on commercial paper borrowings is exposed to risk related to movements in short-term interest rates. A 100 basis point change to the weighted average interest rate on commercial paper borrowings in 2020 would increase or decrease interest expense by approximately $4 million. In addition, interest rates on future long-term debt issuances are exposed to risk related to movements in long-term interest rates. Interest rate hedges may be used to modify both of these exposures at our discretion. There were no interest rate hedges outstanding at December 31, 2020 or 2019 but in the future we may use derivatives to manage our exposure to interest rates.

At December 31, 2020, the carrying value of our outstanding notes and debentures was $19.61 billion and the estimated fair value was $24.5 billion. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately $1.61 billion and $3.28 billion, respectively.

Credit Risk
We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Our receivables do not represent significant concentrations of credit risk at December 31, 2020 or 2019, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Related Parties
See Note 8 to the consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

VIACOMCBS INC.

By:	/s/ Robert M. Bakish
Robert M. Bakish President and Chief Executive Officer

By:	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

By:	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ViacomCBS Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ViacomCBS Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Amortization of Internally Produced Television Programming Inventory that is Predominantly Monetized on an Individual Basis
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s internally-produced television programming inventory that is predominantly monetized on an individual basis was $2.2 billion as of December 31, 2020. For internally-produced television programs that are predominantly monetized on an individual basis, management uses an individual-film-forecast computation method to amortize capitalized production costs over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, 5 years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.
The principal considerations for our determination that performing procedures relating to amortization of internally-produced television programming inventory that is predominantly monetized on an individual basis is a critical audit matter are the significant judgment by management when estimating Ultimate Revenues; this led to a high degree of auditor judgment, effort and subjectivity in performing procedures to evaluate management’s estimate of Ultimate Revenues and the significant assumptions related to consideration of the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization of internally-produced television programming inventory that is predominantly monetized on an individual basis, including the controls over the estimation of Ultimate Revenues. These procedures also included, among others, testing management’s process for estimating Ultimate Revenues, including evaluating whether the significant assumptions were reasonable considering information such as the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs. Procedures were also performed to test the completeness and accuracy of management's data used in these estimates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 24, 2021

We have served as the Company’s or its predecessor’s auditor since 1970.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues	$25,285	$26,998	$26,425
Costs and expenses:
Operating	14,992	16,713	15,399
Selling, general and administrative	5,320	5,481	5,048
Depreciation and amortization	430	438	427
Restructuring and other corporate matters	618	769	489
Total costs and expenses	21,360	23,401	21,363
Gain on sales	214	549	—
Operating income	4,139	4,146	5,062
Interest expense	(1,031)	(962)	(1,030)
Interest income	60	66	79
Net gains (losses) from investments	206	85	(53)
Gain (loss) on extinguishment of debt	(126)	—	18
Other items, net	(101)	(112)	(92)
Earnings from continuing operations before income taxes and equity in loss of investee companies	3,147	3,223	3,984
(Provision) benefit for income taxes	(535)	29	(580)
Equity in loss of investee companies, net of tax	(28)	(53)	(47)
Net earnings from continuing operations	2,584	3,199	3,357
Net earnings from discontinued operations, net of tax	117	140	135
Net earnings (ViacomCBS and noncontrolling interests)	2,701	3,339	3,492
Net earnings attributable to noncontrolling interests	(279)	(31)	(37)
Net earnings attributable to ViacomCBS	$2,422	$3,308	$3,455

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$2,305	$3,168	$3,320
Net earnings from discontinued operations, net of tax	117	140	135
Net earnings attributable to ViacomCBS	$2,422	$3,308	$3,455

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$3.74	$5.15	$5.38
Net earnings from discontinued operations	$.19	$.23	$.22
Net earnings	$3.93	$5.38	$5.60

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$3.73	$5.13	$5.35
Net earnings from discontinued operations	$.19	$.23	$.22
Net earnings	$3.92	$5.36	$5.56

Weighted average number of common shares outstanding:
Basic	616	615	617
Diluted	618	617	621
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net earnings (ViacomCBS and noncontrolling interests)	$2,701	$3,339	$3,492
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	134	9	(242)
Net actuarial loss and prior service costs	(2)	(145)	(61)
Other comprehensive income (loss) from continuing operations, net of tax (ViacomCBS and noncontrolling interests)	132	(136)	(303)
Other comprehensive income (loss) from discontinued operations	5	6	(12)
Comprehensive income	2,838	3,209	3,177
Less: Comprehensive income attributable to noncontrolling interests	278	33	31
Comprehensive income attributable to ViacomCBS	$2,560	$3,176	$3,146
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$2,984	$632
Receivables, net	7,017	6,837
Programming and other inventory	1,757	2,813
Prepaid expenses	622	399
Other current assets	769	677
Current assets of discontinued operations	630	544
Total current assets	13,779	11,902
Property and equipment, net	1,994	2,045
Programming and other inventory	10,363	8,652
Goodwill	16,612	16,545
Intangible assets, net	2,826	2,990
Operating lease assets	1,602	1,738
Deferred income tax assets, net	993	938
Other assets	3,657	3,955
Assets held for sale	28	23
Assets of discontinued operations	809	797
Total Assets	$52,663	$49,585
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$571	$632
Accrued expenses	1,714	1,729
Participants’ share and royalties payable	2,005	1,861
Accrued programming and production costs	1,141	1,500
Deferred revenues	978	737
Debt	16	717
Other current liabilities	1,391	1,439
Current liabilities of discontinued operations	480	433
Total current liabilities	8,296	9,048
Long-term debt	19,717	18,002
Participants’ share and royalties payable	1,317	1,546
Pension and postretirement benefit obligations	2,098	2,121
Deferred income tax liabilities, net	778	565
Operating lease liabilities	1,583	1,705
Program rights obligations	243	356
Other liabilities	2,158	2,436
Liabilities of discontinued operations	220	263
Redeemable noncontrolling interest	197	254

Commitments and contingencies (Note 20)

ViacomCBS stockholders’ equity:
Class A Common Stock, par value $.001 per share; 375 shares authorized; 52 (2020 and 2019) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,068 (2020) and 1,064 (2019) shares issued	1	1
Additional paid-in capital	29,785	29,590
Treasury stock, at cost; 503 (2020) and 501 (2019) Class B Shares	(22,958)	(22,908)
Retained earnings	10,375	8,494
Accumulated other comprehensive loss	(1,832)	(1,970)
Total ViacomCBS stockholders’ equity	15,371	13,207
Noncontrolling interests	685	82
Total Equity	16,056	13,289
Total Liabilities and Equity	$52,663	$49,585
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$2,701	$3,339	$3,492
Less: Net earnings from discontinued operations, net of tax	117	140	135
Net earnings from continuing operations	2,584	3,199	3,357
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	430	438	427
Television programming and feature film cost amortization	11,045	12,554	11,595
Deferred tax provision (benefit)	122	(765)	48
Stock-based compensation	274	286	187
Gain on sales	(214)	(549)	—
Net (gains) losses from investments	(206)	(85)	53
(Gain) loss on extinguishment of debt	126	—	(18)
Equity in loss of investee companies, net of tax and distributions	34	58	54
Change in assets and liabilities
Increase in receivables	(68)	(247)	(389)
Increase in inventory and related program and participation liabilities, net	(12,170)	(14,215)	(12,185)
Increase (decrease) in accounts payable and other liabilities	188	302	(145)
(Decrease) increase in pension and postretirement benefit obligations	(20)	16	(65)
Increase in income taxes	2	176	379
Other, net	88	3	26
Net cash flow provided by operating activities from continuing operations	2,215	1,171	3,324
Net cash flow provided by operating activities from discontinued operations	79	59	140
Net cash flow provided by operating activities	2,294	1,230	3,464
Investing Activities:
Investments	(59)	(171)	(161)
Capital expenditures	(324)	(345)	(345)
Acquisitions, net of cash acquired	(147)	(399)	(118)
Proceeds from dispositions	593	756	39
Other investing activities	—	14	4
Net cash flow provided by (used for) investing activities from continuing operations	63	(145)	(581)
Net cash flow used for investing activities from discontinued operations	(7)	(10)	(30)
Net cash flow provided by (used for) investing activities	56	(155)	(611)
Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	(706)	25	(5)
Proceeds from issuance of senior notes	4,375	492	—
Repayment of long-term debt	(2,901)	(910)	(1,102)
Dividends	(600)	(595)	(599)
Purchase of Company common stock	(58)	(57)	(586)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(93)	(56)	(67)
Proceeds from exercise of stock options	5	15	29
Other financing activities	(112)	(130)	(201)
Net cash flow used for financing activities	(90)	(1,216)	(2,531)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	25	(1)	(25)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,285	(142)	297
Cash, cash equivalents and restricted cash at beginning of year (includes $202 (2020) and $120 (2019) of restricted cash)	834	976	679
Cash, cash equivalents and restricted cash at end of year (includes $135 (2020), $202 (2019) and $120 (2018) of restricted cash)	$3,119	$834	$976
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Class A and B Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests		Total Equity
	(Shares)
December 31, 2017	622	$1	$(42,843)	$50,068	$2,562	$(1,269)	$8,519	$81		$8,600
Stock-based compensation activity	3	—	23	139	—	—	162	—		162
Class B Common Stock purchased	(12)	—	(600)	—	—	—	(600)	—		(600)
Dividends	—	—	—	(300)	(299)	—	(599)	—		(599)
Noncontrolling interests	—	—	—	—	—	—	—	(58)		(58)
Net earnings	—	—	—	—	3,455	—	3,455	37		3,492
Adoption of accounting standards	—	—	—	—	(149)	(30)	(179)	—		(179)
Other comprehensive loss	—	—	—	—	—	(309)	(309)	(6)		(315)
December 31, 2018	613	1	(43,420)	49,907	5,569	(1,608)	10,449	54		10,503
Stock-based compensation activity and other	3	—	29	226	(4)	—	251	—		251
Cancellation of treasury stock in the Merger	—	—	20,533	(20,533)	—	—	—	—		—
Class B Common Stock purchased	(1)	—	(50)	—	—	—	(50)	—		(50)
Dividends	—	—	—	—	(600)	—	(600)	—		(600)
Noncontrolling interests	—	—	—	(10)	(9)	—	(19)	(5)		(24)
Net earnings	—	—	—	—	3,308	—	3,308	31		3,339
Reclassification of income tax effect of the Tax Reform Act	—	—	—	—	230	(230)	—	—		—
Other comprehensive income (loss)	—	—	—	—	—	(132)	(132)	2		(130)
December 31, 2019	615	1	(22,908)	29,590	8,494	(1,970)	13,207	82		13,289
Stock-based compensation activity	3	—	—	195		—	195	—		195
Class B Common Stock purchased	(1)	—	(50)	—	—	—	(50)	—		(50)
Dividends	—	—	—	—	(601)	—	(601)	—		(601)
Noncontrolling interests	—	—	—		60	—	60	325	(a)	385
Net earnings	—	—	—	—	2,422	—	2,422	279		2,701
Other comprehensive income (loss)	—	—	—	—	—	138	138	(1)		137
December 31, 2020	617	$1	$(22,958)	$29,785	$10,375	$(1,832)	$15,371	$685		$16,056
(a) Primarily reflects the acquisition of Miramax (see Note 2).
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—ViacomCBS Inc. is comprised of the following segments: TV Entertainment (CBS Television Network; CBS Studios; CBS Media Ventures; CBS-branded streaming services, including CBS All Access, which will be rebranded as Paramount+ in March 2021, and CBSN; CBS Sports Network; and CBS Television Stations), Cable Networks (premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian Channel, among others; streaming services, including Pluto TV and Showtime OTT; ViacomCBS Networks International, including Channel 5, Telefe and Network 10) and Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax). References to “ViacomCBS”, the “Company”, “we”, “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires.

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

Discontinued Operations—On November 25, 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House LLC (“Penguin Random House”), a wholly owned subsidiary of Bertelsmann SE & Co. KGaA, for $2.175 billion in cash. As a result, Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 3).

Principles of Consolidation—The consolidated financial statements include the accounts of ViacomCBS, its subsidiaries in which a controlling interest is maintained and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after the elimination of intercompany accounts and transactions. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which we have a significant influence, without a controlling interest, are accounted for

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

under the equity method. Our proportionate share of net earnings or loss of the entity is recorded in “Equity in earnings of investee companies, net of tax” on the Consolidated Statements of Operations.

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

The coronavirus disease (“COVID-19”) pandemic has negatively impacted the macroeconomic environment in the United States and globally, as well as our business, financial condition and results of operations. Due to the evolving and uncertain nature of COVID-19, it is reasonably possible that it could materially impact our estimates, particularly those that require consideration of forecasted financial information. These estimates relate to certain accounts including, but not limited to, receivables, programming and other inventory, deferred income tax assets, finite and indefinite lived intangible assets, including goodwill and FCC licenses, and other long-lived assets. The magnitude of the impact will depend on numerous evolving factors that we may not be able to accurately predict or control, including the duration and extent of the pandemic, the impact of federal, state, local and foreign governmental actions, consumer behavior in response to the pandemic and such governmental actions, and the economic and operating conditions that we may face in the aftermath of COVID-19.

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

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase, including money market funds, commercial paper and bank time deposits. At December 31, 2020 and 2019, we had restricted cash of $135 million and $202 million, respectively, consisting of amounts held in grantor trusts related to agreements with former executives. Restricted cash is included within “Other current assets” and “Other assets” on the Consolidated Balance Sheets.

Programming Inventory—We produce and acquire rights to programming to exhibit on our broadcast and cable networks, on our broadcast television stations, direct to consumers through our streaming services, and in theaters. We also produce programming for third parties. Costs for internally-produced and acquired programming inventory, including prepayments for such costs, are recorded within the non-current portion of “Programming and other inventory” on the Consolidated Balance Sheet. Prepayments for the rights to air sporting and other live events that are expected to be expensed over the next 12 months are classified within the current portion of “Programming and other inventory” on the Consolidated Balance Sheet.

Costs incurred to produce television programs and feature films (which include direct production costs, production overhead, acquisition costs and development costs) are capitalized when incurred and amortized over

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the projected life of each television program or feature film. Costs incurred to acquire television series and feature film programming rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing and amortized over the shorter of the license period or the period in which an economic benefit is expected to be derived.

For internally-produced television programs and feature films that are predominantly monetized on an individual basis, we use an individual-film-forecast computation method to amortize capitalized production costs and to accrue estimated liabilities for participations and residuals over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues impacts the timing of amortization of capitalized production costs and expensing of participations and residual costs. For television programming, our estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, 5 years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.

For feature films, our estimate of Ultimate Revenues includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial theatrical release. Prior to the release of feature films, we estimate Ultimate Revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. Upon a film’s initial release, we update our estimate of Ultimate Revenues based on actual and expected future performance. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. For acquired television and film libraries, our estimate of Ultimate Revenues is for a period within 20 years from the date of acquisition. Ultimate Revenue estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates and estimated accruals for residuals and participations.

Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined.

For programming that is predominantly monetized as part of a film group, which includes our acquired programming rights and certain internally-produced television programs, capitalized costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received and amortized over the period in which an economic benefit is expected to be derived based on the relative value of the events broadcast by us during a period. The relative value for an event is determined based on the revenues generated for that event in relation to the estimated total revenues over the remaining term of the sports programming agreement.

We test a film group or individual television program or feature film for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. If the carrying value of a film group or individual television program or feature film exceeds the estimated fair value, an impairment charge will then be recorded in the amount of the difference. In addition, unamortized costs for internally-produced or acquired programming that have been substantively abandoned are written off.

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

Impairment of Long-Lived Assets—The Company assesses long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset group may not be recoverable.  Recoverability of these asset groups is determined by comparing the forecasted undiscounted cash flows expected to be generated by these asset groups to their net carrying value. If the carrying value is not recoverable, the amount of impairment charge, if any, is measured by the difference between the net carrying value and the estimated fair value of the assets.

Investments—Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Equity investments for which we have no significant influence are measured at fair value where a readily determinable fair value exists. Equity investments that do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for observable price changes. Gains and losses resulting from changes in the fair value of equity investments are recorded in “Net gains (losses) from investments” in the Consolidated Statements of Operations. We monitor our investments for impairment and reduce the carrying value of the investment if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in “Other assets” on the Consolidated Balance Sheets.

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are at or one level below our operating segments. Intangible assets with finite lives, which primarily consist of trade names, licenses, and customer agreements are generally amortized using the straight-line method over their estimated useful lives, which range from 4 to 40 years. Goodwill and other intangible assets with indefinite lives, which consist primarily of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount.  If the carrying value of goodwill or the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized (see Note 6).

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
Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value. Level 1 is

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. Certain assets and liabilities, including foreign currency hedges and deferred compensation liabilities, are measured and recorded at fair value on a recurring basis. Other assets and liabilities, including television and film production costs, goodwill, intangible assets, and equity-method investments are recorded at fair value only if an impairment charge is recognized. Impairment charges, if applicable, are determined using discounted cash flows, which is a Level 3 valuation technique.

Derivative Financial Instruments—Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in “Other items, net” in the Consolidated Statements of Operations. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and subsequently recognized in net earnings when the hedged items are recognized.

Pension and Postretirement Benefits—The service cost component of net benefit cost for our pension and postretirement benefits is recorded on the same line items in the Consolidated Statements of Operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented separately from the service cost component and below the subtotal of operating income in “Other items, net” in the Consolidated Statements of Operations.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate Revenues—Affiliate revenues primarily consist of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs”) for carriage of our cable networks (“cable affiliate fees”) and television stations (“retransmission fees”); fees from television stations affiliated with the CBS Television Network (“reverse compensation”); and subscription fees for our streaming subscription offerings, including CBS All Access (to be rebranded as Paramount+ in March 2021), Showtime Networks’ premium subscription streaming service (“Showtime OTT”) and BET+. Costs incurred for advertising, marketing and other services provided to us by cable, satellite and other distributors that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction to revenues.

The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs and subscribers to our streaming services, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming. For affiliate revenues, payments are generally due monthly.

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

Revenue Allowances—DVDs and Blu-ray discs are generally sold with a right of return. We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives. In determining this provision, we consider sources of qualitative and quantitative evidence including forecast sales data, customers’ rights of return, sales levels for units already shipped, historical return rates for similar products, current economic trends, the competitive environment, promotions and our sales strategies. Reserves for sales returns and allowances of $64 million and $58 million at December 31, 2020 and 2019, respectively, are recorded in “Other current liabilities” on the Consolidated Balance Sheets.

Reserves for accounts receivable reflect our expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. Our allowance for doubtful accounts was $85 million and $80 million at December 31, 2020 and 2019, respectively. The provision for doubtful accounts charged to expense was $32 million in 2020, $25 million in 2019 and $24 million in 2018.

Contract Liabilities—A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received related to advertising arrangements for which the required audience rating or impressions have not been delivered; consumer products arrangements with minimum guarantees; and television licensing arrangements under which the content has not yet been made available to the customer. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer. Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets.
Collaborative Arrangements—Collaborative arrangements primarily consist of joint efforts with third parties to produce and distribute programming such as television series and live sporting events, including the agreement between us and Turner Broadcasting System, Inc. to telecast the NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”), which runs through 2032. In connection with this agreement for the

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

NCAA Tournament, advertisements aired on the CBS Television Network are recorded as revenues and our share of the program rights fees and other operating costs are recorded as operating expenses.

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

Leases—We have operating leases primarily for office space, equipment, satellite transponders and studio facilities and finance leases for satellite transponders and equipment. We determine that a contract contains a lease if we obtain substantially all of the economic benefits of, and the right to direct the use of, an asset identified in the contract. For leases with terms greater than 12 months, we record a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or our collateralized incremental borrowing rate. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), we generally include both the lease costs and non-lease costs in the measurement of the lease asset and liability. We also own buildings and production facilities where we lease space to lessees.

Our leases generally have remaining terms ranging from one to 16 years and often contain renewal options to extend the lease for periods of generally up to 10 years. For leases that contain renewal options, we include the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expense and income for our operating leases are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized in programming assets and amortized over the projected useful life of the related programming. For finance leases, amortization of the right-of-use asset is recognized in amortization expense on a straight-line basis over the lease term and interest expense is accreted on the lease liability using the effective interest method. This results in an accelerated recognition of cost over the lease term.

Advertising—Advertising costs are expensed as incurred. We incurred total advertising expenses of $1.31 billion in 2020, $1.67 billion in 2019 and $1.39 billion in 2018.

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

Foreign Currency Translation and Transactions—Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods. The resulting translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive loss in the Consolidated Balance Sheets. Effective July 1, 2018, Argentina has been designated as a highly inflationary economy. Transactions denominated in currencies other than the functional currency will result in remeasurement gains and losses, which are included in “Other items, net” in the Consolidated Statements of Operations.

Net Earnings (Loss) per Common Share—Basic earnings (loss) per share (“EPS”) is based upon net earnings (loss) divided by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) only in the periods in which such effect would have been dilutive. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were stock options and RSUs of 22 million for the year ended December 31, 2020 and 19 million for each of the years ended December 31, 2019 and 2018.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2020	2019	2018
(in millions)
Weighted average shares for basic EPS	616	615	617
Dilutive effect of shares issuable under stock-based compensation plans	2	2	4
Weighted average shares for diluted EPS	618	617	621
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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Recently Adopted Accounting Pronouncements
Changes to the Disclosure Requirements for Defined Benefit Plans
On December 31, 2020, we adopted Financial Accounting Standards Board (“FASB”) amended guidance that eliminates, adds and clarifies certain disclosure requirements for defined benefit pension or other postretirement plans. The amendments affect annual disclosures only and are required to be applied retrospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements. See Note 17 for additional disclosures relating to the adoption of this guidance.
Improvements to Accounting for Costs of Films and License Agreements for Program Materials
On January 1, 2020, we adopted FASB guidance on the accounting for costs of films and episodic television series, which aligns the accounting for capitalizing production costs of episodic television series with the guidance for films. As a result of the adoption of this guidance, the capitalization of costs incurred to produce episodic television series is no longer limited to the amount of revenue contracted in the initial market until persuasive evidence of a secondary market exists. In addition, under this guidance our film and television programming is tested for impairment individually on a title-by-title basis, or together with other films and television programming as part of a group, based on the predominant monetization strategy of the film or television programming. Further, for programming monetized in a film group, this guidance requires any changes to the estimated use of the film or television series to be accounted for prospectively. This guidance also eliminates existing balance sheet classification guidance and adds new disclosure requirements relating to costs for acquired and internally-produced programming. As a result of this guidance, beginning in the first quarter of 2020, all of our programming inventory, other than prepayments for the rights to air sporting and other live events, is now classified as noncurrent on the Consolidated Balance Sheet. Therefore, $1.17 billion of programming inventory that was classified in current assets at December 31, 2019 was reclassified to noncurrent assets on January 1, 2020. This guidance did not have a material impact on the Consolidated Statement of Operations. See Note 5 for additional disclosures relating to the adoption of this guidance.

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

Leases

During the first quarter of 2019, we adopted FASB guidance on the accounting for leases, which supersedes previous lease guidance. Under this guidance, for all leases with terms in excess of one year, we recognize on our balance sheet a lease liability and a right-of-use asset representing our right to use the underlying asset for the lease term. This guidance retains a distinction between finance leases and operating leases and the classification criteria is substantially similar to previous guidance. Additionally, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed. We applied the modified retrospective method of adoption and therefore, results for reporting periods beginning after January 1, 2019 are presented under this guidance while prior periods have not been adjusted. This guidance did not have an impact on the Consolidated Statement of Operations.

Revenues

On January 1, 2018, we adopted FASB guidance on the recognition of revenues, which provides a single, comprehensive revenue recognition model for all contracts with customers. The primary impact to our revenue recognition policies resulting from this standard relates to the timing of revenue recognition for the renewal of an existing licensing agreement, which is recognized as revenue when the renewal term begins. Under previous guidance, these revenues were recognized upon the execution of such renewal. In addition, under this standard, revenues for certain distribution arrangements are recognized based on the gross amount of consideration received from the customer, with an offsetting increase to operating expenses. Under previous accounting guidance, such revenues were recognized at the net amount retained by us after the payment of fees to the third party. Results for reporting periods beginning after January 1, 2018 are presented under the new standard while prior periods have not been adjusted. We applied the modified retrospective method of adoption with the cumulative effect of the initial adoption of $350 million reflected as an adjustment to the opening balance of retained earnings as of January 1, 2018.

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
Miramax
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
The following table summarizes our allocation of the purchase price as of the acquisition date.

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

The operating results of Miramax from the date of acquisition through December 31, 2020 were not material.

Other Acquisitions
During 2019, we acquired Pluto Inc., the provider of Pluto TV, a leading free streaming television service in the U.S., for $324 million, net of cash acquired. The purchase price excluded $18 million of post-combination expenses that are subject to continuous employment and are recognized over the required service period in the Consolidated Statements of Operations within “Selling, general and administrative expenses”. The results of Pluto TV are included in the Cable Networks segment from the date of acquisition.
In 2019, we acquired the remaining 50% interest in Pop TV, a general entertainment cable network, for $39 million, net of cash acquired, bringing our ownership to 100%. The assets acquired primarily consist of goodwill and other identifiable intangible assets. The results of Pop TV are included in the Cable Networks segment from the date of acquisition.

In 2018, we made payments totaling $118 million, for acquisitions that included WhoSay Inc., a leading influence marketing firm; Pop Culture Media, a digital entertainment media company; VidCon LLC, a host of conferences dedicated to online video; and Awesomeness TV Holdings, LLC, a multi-platform media company serving global Gen-Z audiences as a digital-first destination for original programming.

The operating results of these acquisitions were not material to our consolidated financial statements.
3) DISPOSITIONS
Simon & Schuster
On November 25, 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House for $2.175 billion in cash. This divestiture follows a strategic review of our non-core assets that was completed in early 2020. The transaction is subject to customary closing conditions, including regulatory approval and is expected to close in 2021. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2020, 2019 and 2018.

Year Ended December 31, 2020	Simon & Schuster	Other (a)	Total
Revenues	$901	$—	$901
Costs and expenses:
Operating	573	(19)	554
Selling, general and administrative	172	—	172
Depreciation and amortization	5	—	5
Restructuring charges	10	—	10
Total costs and expenses	760	(19)	741
Operating income	141	19	160
Other items, net	(5)	—	(5)
Earnings from discontinued operations	136	19	155
Income tax provision	(34)	(4)	(38)
Net earnings from discontinued operations, net of tax	$102	$15	$117

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2019	Simon & Schuster	Other (a)	Total
Revenues	$814	$—	$814
Costs and expenses:
Operating	510	(50)	460
Selling, general and administrative	166	—	166
Depreciation and amortization	5	—	5
Restructuring charges	6	—	6
Total costs and expenses	687	(50)	637
Operating income	127	50	177
Other items, net	(5)	—	(5)
Earnings from discontinued operations	122	50	172
Income tax provision	(20)	(12)	(32)
Net earnings from discontinued operations, net of tax	$102	$38	$140

Year Ended December 31, 2018	Simon & Schuster	Other (a)	Total
Revenues	$825	$—	$825
Costs and expenses:
Operating	518	(42)	476
Selling, general and administrative	158	—	158
Depreciation and amortization	6	—	6
Restructuring charges	1	—	1
Total costs and expenses	683	(42)	641
Operating income	142	42	184
Other items, net	(2)	—	(2)
Earnings from discontinued operations	140	42	182
Income tax provision	(37)	(10)	(47)
Net earnings from discontinued operations, net of tax	$103	$32	$135
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”).
The following table presents the major classes of assets and liabilities of our discontinued operations.

At December 31,	2020	2019
Receivables, net	$447	$369
Other current assets	183	175
Goodwill	435	435
Property and equipment, net	42	40
Operating lease assets	191	201
Other assets	141	121
Total Assets	$1,439	$1,341
Royalties payable	$131	$116
Other current liabilities	349	317
Operating lease liabilities	194	204
Other liabilities	26	59
Total Liabilities	$700	$696
CNET Media Group
On October 30, 2020, we completed the sale of CNET Media Group (“CMG”) to Red Ventures for $484 million, including an estimated working capital adjustment. The purchase price consisted of a cash payment at closing of

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

$459 million and a credit of $25 million to be used over five years for the purchase of advertising and licensing of data from Red Ventures. This transaction resulted in a gain of $214 million ($183 million, net of tax).

CBS Television City
During 2019, we completed the sale of CBS Television City for $750 million. We guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. This transaction resulted in a gain of $549 million ($386 million, net of tax) for 2019, which included a reduction for the present value of the estimated amount payable under the guarantee obligation.
4) PROPERTY AND EQUIPMENT

At December 31,	2020	2019
Land	$437	$438
Buildings	1,253	1,232
Finance leases (a)	159	195
Equipment and other	4,151	4,052
	6,000	5,917
Less accumulated depreciation and amortization	4,006	3,872
Net property and equipment	$1,994	$2,045
(a) Accumulated amortization of finance leases was $140 million and $160 million at December 31, 2020 and 2019, respectively.

Year Ended December 31,	2020	2019	2018
Depreciation expense, including amortization of finance leases (a) (b)	$345	$362	$377
(a) Amortization expense related to finance leases was $18 million, $23 million and $28 million in 2020, 2019 and 2018, respectively.
(b) Included in depreciation expense for 2020 is $12 million of accelerated depreciation resulting from the abandonment of technology in connection with synergy plans related to the Merger.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) PROGRAMMING AND OTHER INVENTORY
The following tables present our programming and other inventory by type at December 31, 2020 and 2019. Programming inventory at December 31, 2020 has been grouped according to the predominant monetization strategy in accordance with new FASB guidance adopted in 2020 (see Note 1).

At
December 31, 2020
Film Group Monetization:
Acquired television and film program rights, including prepaid sports rights	$3,413
Internally-produced television programming:
Released	2,558
In process and other	1,682

Individual Monetization:
Acquired libraries	483
Film inventory:
Released	374
Completed, not yet released	543
In process and other	816
Internally-produced television programming:
Released	1,206
In process and other	1,013
Home entertainment	32
Total programming and other inventory	12,120
Less current portion	1,757
Total noncurrent programming and other inventory	$10,363

At
December 31, 2019
Acquired television and film program rights, including prepaid sports rights	$3,477
Acquired television library	99
Internally-produced television programming:
Released	3,627
In process and other	2,626
Film inventory:
Released	502
Completed, not yet released	55
In process and other	1,037
Home entertainment	42
Total programming and other inventory	11,465
Less current portion	2,813
Total noncurrent programming and other inventory	$8,652

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents amortization of television and film programming and production costs.

For the Year Ended
December 31, 2020
Programming costs, acquired programming	$3,779

Production costs, internally-produced television and film programming:
Individual monetization	$2,669
Film group monetization	$3,133
Programming Charges
During 2020, we recorded programming charges of $159 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19. These programming charges are included within the TV Entertainment, Cable Networks and Filmed Entertainment segments for $101 million, $53 million and $5 million, respectively.
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
The programming charges for 2020, 2019, and 2018 were included within “Operating expenses” in the Consolidated Statements of Operations.
The following table presents the expected amortization over each of the next three years of released programming inventory on the Consolidated Balance Sheet at December 31, 2020.

	2021	2022	2023
Programming costs, acquired programming and acquired libraries	$2,717	$422	$232

Production costs, internally-produced television and film programming:
Individual monetization	$1,089	$165	$94
Film group monetization	$1,251	$618	$393
We expect to amortize approximately $456 million of our completed, not yet released film inventory, which is monetized on an individual basis, during the year ended December 31, 2021.
6) GOODWILL AND OTHER INTANGIBLE ASSETS
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

FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2020, we had 14 television markets with FCC license book values.

Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2020, we had four reporting units.

For our annual impairment test, we perform qualitative assessments for the reporting units and television markets with FCC licenses that management estimates have fair values that significantly exceed their respective carrying values. In making this determination, we also consider the duration of time since a quantitative test was performed. For the 2020 annual impairment test, we performed qualitative assessments for 10 of our television markets and all of our reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each television market, we weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each of these markets are less than their respective carrying values. Therefore, performing a quantitative impairment test was unnecessary.

A quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections.

During the second quarter of 2020, based on an assessment of the relevant factors that could impact the fair value of FCC licenses, including the effects of COVID-19, we determined that an interim impairment test was necessary for three markets in which we hold FCC licenses. The impairment test indicated that the estimated fair values of FCC licenses in two markets were lower than their respective carrying values, which resulted from recent declines in industry projections in the markets where these FCC licenses are held, that were further accelerated by COVID-19. Accordingly, we recorded an impairment charge of $25 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $216 million. This charge is included within “Depreciation and amortization” in the Consolidated Statement of Operations. Additionally, the estimated fair value of the FCC license in the third market exceeded its carrying value of $53 million by 7%.

For the 2020 annual test, which was performed during the fourth quarter, we performed a quantitative impairment test for the three markets tested during the second quarter, as well as a fourth television market. The impairment tests indicated that the estimated fair values of FCC licenses in the three markets we tested during the second quarter, which had an aggregate carrying value of FCC licenses of $269 million at December 31, 2020, were within 10% of their respective carrying values. The fourth market had an estimated fair value that exceeded its carrying value by more than 20%.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present the changes in the book value of goodwill by segment for the years ended December 31, 2020 and 2019.

	Balance at	Acquisitions /		Foreign	Balance at
	December 31, 2019	(Dispositions)		Currency	December 31, 2020
TV Entertainment:
Goodwill	$17,615	$(113)	(a)	$—	$17,502
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	4,261	(113)		—	4,148
Cable Networks:
Goodwill	10,691	28		53	10,772
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	10,691	28		53	10,772
Filmed Entertainment:
Goodwill	1,593	99	(b)	—	1,692
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	1,593	99		—	1,692
Total:
Goodwill	29,899	14		53	29,966
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	$16,545	$14		$53	$16,612
(a) Amount reflects the disposition of CMG.
(b) Amount relates to the acquisition of Miramax.

	Balance at	Acquisitions		Foreign	Balance at
	December 31, 2018	(Dispositions)		Currency	December 31, 2019
TV Entertainment:
Goodwill	$17,618	$(3)		$—	$17,615
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	4,264	(3)		—	4,261
Cable Networks:
Goodwill	10,234	451	(a)	6	10,691
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	10,234	451		6	10,691
Filmed Entertainment:
Goodwill	1,593	—		—	1,593
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	1,593	—		—	1,593
Total:
Goodwill	29,445	448		6	29,899
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	$16,091	$448		$6	$16,545
(a) Primarily reflects the acquisitions of Pluto Inc. and Pop TV.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Our intangible assets were as follows:

		Accumulated
At December 31, 2020	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$249	$(123)	$126
Licenses	168	(50)	118
Customer agreements	120	(97)	23
Other intangible assets	251	(169)	82
Total intangible assets subject to amortization	788	(439)	349
FCC licenses	2,416	—	2,416
International broadcast licenses	27	—	27
Other intangible assets	34	—	34
Total intangible assets	$3,265	$(439)	$2,826

		Accumulated
At December 31, 2019	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$404	$(171)	$233
Licenses	159	(38)	121
Customer agreements	119	(92)	27
Other intangible assets	255	(146)	109
Total intangible assets subject to amortization	937	(447)	490
FCC licenses	2,441	—	2,441
International broadcast licenses	25	—	25
Other intangible assets	34	—	34
Total intangible assets	$3,437	$(447)	$2,990
Amortization expense was as follows:

Year Ended December 31,	2020	2019	2018
Amortization expense (a)	$85	$76	$50
(a) For 2020, amortization expense includes an impairment charge of $25 million to write down the carrying value of FCC licenses, and was recorded within the TV Entertainment segment. For 2019, amortization expense includes an impairment charge of $20 million, which reduced the carrying value of broadcast licenses in Australia to their fair value, and was recorded within the Cable Networks segment.

We expect our aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2021 through 2025, to be as follows:

	2021	2022	2023	2024	2025
Future amortization expense	$45	$41	$39	$31	$27

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) RESTRUCTURING AND OTHER CORPORATE MATTERS
During the years ended December 31, 2020, 2019 and 2018, we recorded the following for costs associated with restructuring and other corporate matters.

Year Ended December 31,	2020	2019	2018
Severance	$472	$395	$234
Exit costs and other	70	23	75
Restructuring charges	542	418	309
Restructuring-related costs	—	—	52
Merger-related costs	56	294	—
Other corporate matters	20	57	128
Restructuring and other corporate matters	$618	$769	$489

Restructuring Charges and Related Costs

During the year ended December 31, 2020, we recorded restructuring charges of $542 million, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges primarily consist of severance costs, including the accelerated vesting of stock-based compensation.

During the year ended December 31, 2019, we recorded restructuring charges of $418 million, primarily for severance costs, including the accelerated vesting of stock-based compensation, in connection with the Merger, as well as costs related to a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate.

During the year ended December 31, 2018, we recorded restructuring charges of $309 million, resulting from cost transformation initiatives to improve margins. In addition, in 2018 we recorded restructuring-related costs of $52 million, comprised of third-party professional services associated with such initiatives.

Restructuring charges during the years ended December 31, 2020, 2019 and 2018 also included exit costs of $70 million, $23 million, and $75 million, respectively. These costs relate to the termination of contractual obligations and charges associated with the exit of leases.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The remaining restructuring liability at December 31, 2020, which primarily relates to severance payments, is expected to be substantially paid by the end of 2021.

	Balance at	2020 Activity			Balance at
	December 31, 2019	Charges (a)	Payments	Other	December 31, 2020
TV Entertainment	$99	$137	$(111)	$(13)	$112
Cable Networks	137	179	(158)	(14)	144
Filmed Entertainment	17	25	(12)	—	30
Corporate	143	71	(117)	(11)	86
Total	$396	$412	$(398)	$(38)	$372

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2019 Activity			Balance at
	December 31, 2018	Charges (a)	Payments	Other	December 31, 2019
TV Entertainment	$54	$128	$(82)	$(1)	$99
Cable Networks	151	97	(104)	(7)	137
Filmed Entertainment	22	8	(12)	(1)	17
Corporate	57	118	(32)	—	143
Total	$284	$351	$(230)	$(9)	$396
(a) Excludes stock-based compensation expense of $88 million and $67 million for the years ended December 31, 2020 and 2019, respectively, and excludes lease asset impairments of $42 million for the year ended December 31, 2020.

Merger-related Costs and Other Corporate Matters
In 2020, in addition to the above-mentioned restructuring charges and related costs, we incurred costs of $56 million in connection with the Merger, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses. We also incurred costs of $5 million for professional fees associated with dispositions and other corporate matters, and we recorded a charge of $15 million to write down property and equipment that has been classified as held for sale to its fair value less costs to sell.

In 2019, in addition to the above-mentioned restructuring charges and related costs, we incurred costs of $294 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, transaction-related bonuses, and contractual executive compensation, including the accelerated vesting of stock-based compensation, that was triggered by the Merger. We also incurred costs of $40 million in connection with the settlement of a commercial dispute and $17 million associated with legal proceedings involving the Company (see Note 20) and other corporate matters.

In 2018, we recorded expenses of $128 million primarily for professional fees related to legal proceedings, investigations at our Company and the evaluation of potential merger activity.
8) RELATED PARTIES
National Amusements, Inc. NAI is the controlling stockholder of ViacomCBS. Shari E. Redstone is the Chairperson, CEO and President of NAI and the non-executive Chair of our Board of Directors. At December 31, 2020, NAI directly or indirectly owned approximately 79.4% of our voting Class A Common Stock and 10.2% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. Until the death of Mr. Sumner M. Redstone on August 11, 2020, NAI was controlled by Mr. Redstone through the Sumner M. Redstone National Amusements Trust (the “SMR Trust”), which owned 80% of the voting interest of NAI, with such voting interest voted solely by Mr. Redstone. Upon Mr. Redstone’s death and in accordance with the terms of the trust agreement governing the SMR Trust and the Continuing Trusts (as defined below), the SMR Trust was succeeded by two continuing trusts (the “Continuing Trusts”), each of which holds 40% of the voting stock of NAI. Under the terms of the trust agreement governing the SMR Trust and the Continuing Trusts, the Continuing Trusts are required to share the same seven voting trustees, who have equal voting power, and each trustee is required to cause each Continuing Trust to vote the NAI shares held by that Continuing Trust in the same manner as the NAI shares held by the other Continuing Trust. Ms. Redstone is one of the seven voting trustees for each Continuing Trust and is one of two voting trustees who are beneficiaries of one of the Continuing Trusts. No member of our management or other member of our Board, is a trustee of either of the Continuing Trusts.

Pursuant to a settlement and release agreement entered into by us, NAI and others, with respect to legal proceedings involving these parties, we paid $30 million for professional fees incurred by NAI during 2018

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

relating to these legal proceedings, which are included in “Restructuring and other corporate matters” in the Consolidated Statement of Operations for the year ended December 31, 2018.

Other Related Parties.  In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

Year Ended December 31,	2020	2019	2018
Revenues	$106	$179	$170
Operating expenses	$13	$14	$22

At December 31,	2020	2019
Amounts due to/from other related parties
Accounts receivable	$69	$45
Accounts payable	$—	$3

Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.
9) REVENUES
The following table presents our revenues disaggregated into categories based on the nature of such revenues.

Year Ended December 31,	2020	2019	2018
Revenues by Type:
Advertising	$9,751	$11,074	$10,841
Affiliate	9,166	8,602	8,376
Content licensing	5,963	6,483	6,163
Theatrical	180	547	744
Other	225	292	301
Total Revenues	$25,285	$26,998	$26,425
Unrecognized Revenues Under Contract
At December 31, 2020, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts was $6.79 billion, of which $3.75 billion is expected to be recognized in 2021, $2.11 billion in 2022, $589 million in 2023, and $339 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contract disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. During the years ended December 31, 2020, 2019 and 2018, we recognized revenues of $250 million, $235 million, and $172 million, respectively, in our Filmed Entertainment segment for performance obligations satisfied, or partially satisfied, in a prior period.

Contract Liabilities
Contract liabilities were $1.12 billion, $908 million and $743 million at December 31, 2020, 2019 and 2018, respectively and are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets. The change in contract liabilities for the year ended December 31, 2020 primarily reflects $591 million of revenues recognized that were included in deferred revenues at December 31, 2019 partially offset by cash payments received during the period for which the performance obligation was not satisfied prior to the end of the period. For the year ended December 31, 2019, we recognized revenues of $498 million that were included in deferred revenues at December 31, 2018. For the year ended December 31, 2018, we recognized revenues of $558 million that were included in deferred revenues at December 31, 2017.

Receivables

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $2.02 billion and $2.15 billion at December 31, 2020 and 2019, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period. The year of origination for these receivables at December 31, 2020 was $1.02 billion in 2020, $608 million in 2019, $299 million in 2018, $82 million in 2017, and $15 million for 2016 and prior.

Our receivables do not represent significant concentrations of credit risk at December 31, 2020 and 2019, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) DEBT
Our debt consists of the following:

At December 31,	2020	2019
Commercial paper	$—	$699
4.3% Senior Notes due 2021	—	300
4.5% Senior Notes due 2021	—	499
3.875% Senior Notes due 2021	—	597
2.250% Senior Notes due 2022	35	49
3.375% Senior Notes due 2022	415	698
3.125% Senior Notes due 2022	117	194
2.50% Senior Notes due 2023	196	398
3.25% Senior Notes due 2023	141	181
2.90% Senior Notes due 2023	242	396
4.25% Senior Notes due 2023	837	1,242
7.875% Debentures due 2023	139	187
7.125% Senior Notes due 2023	35	46
3.875% Senior Notes due 2024	490	489
3.70% Senior Notes due 2024	598	598
3.50% Senior Notes due 2025	596	592
4.75% Senior Notes due 2025	1,239	—
4.0% Senior Notes due 2026	791	789
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	691	688
3.375% Senior Notes due 2028	495	494
3.70% Senior Notes due 2028	492	491
4.20% Senior Notes due 2029	493	493
7.875% Senior Debentures due 2030	831	831
4.95% Senior Notes due 2031	1,220	—
4.20% Senior Notes due 2032	969	—
5.50% Senior Debentures due 2033	427	426
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,069	1,068
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	297
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	487	486
4.375% Senior Debentures due 2043	1,116	1,109
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,232	1,231
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	540	539
4.60% Senior Notes due 2045	589	589
4.95% Senior Notes due 2050	942	—
5.875% Junior Subordinated Debentures due 2057	514	643
6.25% Junior Subordinated Debentures due 2057	643	643
Other bank borrowings	95	—
Obligations under finance leases	26	44
Total debt (a)	19,733	18,719
Less commercial paper	—	699
Less current portion of long-term debt	16	18
Total long-term debt, net of current portion	$19,717	$18,002
(a) At December 31, 2020 and 2019, the senior and junior subordinated debt balances included (i) a net unamortized discount of $491 million and $412 million, respectively, and (ii) unamortized deferred financing costs of $107 million and $92 million, respectively. The face value of our total debt was $20.33 billion at December 31, 2020 and $19.23 billion at December 31, 2019.

During the year ended December 31, 2020, we issued $4.50 billion of senior notes with interest rates ranging from 4.20% to 4.95% and due dates from 2025 to 2050. The net proceeds from these issuances are being used for the redemption of our long-term debt as well as for general corporate purposes. During the year ended December 31, 2020, we redeemed, prior to maturity, senior notes, debentures, and junior subordinated debentures totaling $2.77

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

billion, for an aggregate redemption price of $2.88 billion. These redemptions resulted in a pre-tax loss on extinguishment of debt of $126 million ($97 million, net of tax).

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

During the year ended December 31, 2018, we redeemed $1.13 billion of senior notes and debentures for a redemption price of $1.10 billion, resulting in a pre-tax gain on extinguishment of debt of $18 million ($14 million, net of tax).

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

The interest rate payable on our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026, collectively the “Senior Notes”, will be subject to adjustment from time to time if Moody’s Investor Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to the Senior Notes. The interest rate on these Senior Notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2020, the outstanding principal amount of our 2.25% senior notes due February 2022 and 3.45% senior notes due October 2026 was $35 million and $124 million, respectively.

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

At December 31, 2020, our scheduled maturities of long-term debt at face value, excluding finance leases, and the related interest payments were as follows:

						2026 and
	2021	2022	2023	2024	2025	Thereafter
Long-term debt	$—	$569	$1,596	$1,092	$1,850	$15,103
Commercial Paper
In January 2020, our commercial paper program was increased to $3.50 billion from $2.50 billion in conjunction with the new $3.50 billion revolving credit facility described below. At December 31, 2020, we had no outstanding commercial paper borrowings. At December 31, 2019, we had $699 million outstanding commercial paper borrowings under our commercial paper program at a weighted average interest rate of 2.07% and maturities of less than 90 days.

Credit Facility
In January 2020, the $2.50 billion revolving credit facility held by CBS prior to the Merger, with a maturity in June 2021, was terminated and the revolving credit facility held by Viacom prior to the Merger, with a maturity in

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

February 2024, was amended and restated to a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The credit facility is used for general corporate purposes and to support commercial paper outstanding, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at our option at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of December 31, 2020.
At December 31, 2020, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.
Other Bank Borrowings
At December 31, 2020, we had $95 million of bank borrowings with a weighted average interest rate of 3.50% under Miramax’s $300 million credit facility, which matures in April 2023.
11) LEASES
At December 31, 2020 and 2019, the following amounts were recorded on the Consolidated Balance Sheets relating to our leases.

	Operating		Finance
	2020	2019	2020	2019

Right-of-Use Assets
Operating lease assets	$1,602	$1,738	$—	$—
Property and equipment, net	$—	$—	$19	$35

Lease Liabilities
Other current liabilities	$306	$289	$—	$—
Debt	—	—	16	19
Operating lease liabilities	1,583	1,705	—	—
Long-term debt	—	—	10	25
Total lease liabilities	$1,889	$1,994	$26	$44

	Operating		Finance
	2020	2019	2020	2019
Weighted average remaining lease term	8 years	9 years	2 years	3 years

Weighted average discount rate	4.0%	4.0%	4.2%	4.5%

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

The following table presents our lease cost.

Year Ended December 31,	2020	2019
Operating lease cost (a) (b)	$379	$382
Finance lease cost:
Amortization of right-of-use assets	18	23
Interest expense on lease liabilities	2	3
Short-term lease cost (b) (c)	162	242
Variable lease cost (d)	58	80
Sublease income	(24)	(31)
Total lease cost	$595	$699
(a) Includes fixed lease costs and non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) associated with long-term operating leases.
(b) Includes costs capitalized in programming assets during the period for leased assets used in the production of programming.
(c) Short-term leases, which are not recorded in right-of-use assets and lease liabilities on the Consolidated Balance Sheets, have a term of 12 months or less and exclude month-to-month leases.
(d) Primarily includes non-lease costs (consisting of other occupancy and service costs relating to the use of an asset) and costs for equipment leases that vary based on usage.

The following table presents supplemental cash flow information related to our leases.

Year Ended December 31,	2020	2019
Cash paid for amounts included in lease liabilities
Operating lease payments, included in operating cash flows	$385	$324
Finance lease payments, included in financing cash flows	$21	$27

Noncash additions to operating lease assets	$221	$387

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The expected future payments relating to our operating and finance lease liabilities at December 31, 2020 are as follows:

	Leases
	Operating	Finance
2021	$372	$17
2022	315	7
2023	260	2
2024	209	1
2025	197	1
2026 and thereafter	916	—
Total minimum payments	2,269	28
Less amounts representing interest	380	2
Present value of minimum payments	$1,889	$26
As of December 31, 2020, we had no material leases that were executed but not yet commenced.

Lessor Contracts
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income of $133 million and $148 million, including both fixed and variable amounts, for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020, future fixed lease income under noncancellable operating leases is as follows:

2021	$56
2022	49
2023	47
2024	37
2025	28
2026 and thereafter	29
Total	$246
12) FINANCIAL INSTRUMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures.  At December 31, 2020 and 2019, the carrying value of our outstanding notes and debentures was $19.61 billion and $17.98 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $24.5 billion and $20.6 billion, respectively.

We use derivative financial instruments primarily to manage our exposure to market risks from fluctuations in foreign currency exchange rates. We do not use derivative instruments unless there is an underlying exposure and, therefore, we do not hold or enter into derivative financial instruments for speculative trading purposes.

Investments
At December 31, 2020 and 2019, we had investments of $601 million and $753 million, respectively, consisting of equity-method investments, equity investments without a readily determinable fair value and marketable

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

securities. We contributed $59 million, $171 million and $161 million to our investments during the years ended December 31, 2020, 2019 and 2018, respectively.

Our equity method investments include a 50% interest in the broadcast network, The CW, as well as interests in several international television joint ventures including a 49% interest in Viacom18, a joint venture in India which owns and operates COLORS pay television channel, a digital advertising platform and a filmed entertainment business. At December 31, 2020 and 2019, respectively, we had $536 million and $494 million of equity-method investments. For the year ended December 31, 2020, “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations includes an impairment charge of $9 million relating to an international television joint venture.

At December 31, 2020 and 2019, respectively, we had $65 million and $113 million of equity investments without a readily determinable fair value. During 2020, we recorded a gain of $213 million related to an increase in the value of our investment in fuboTV, which was sold in the fourth quarter of 2020. For 2020, 2019, and 2018, included in “Net gains (losses) from investments” on the Consolidated Statements of Operations was $7 million, $50 million and $46 million, respectively, for the impairment of investments without a readily determinable fair value.

During 2020, we sold marketable securities for proceeds of $146 million. We did not have any marketable securities at December 31, 2020. The fair value of our marketable securities was $146 million at December 31, 2019 as determined based on quoted market prices in active markets (Level 1 in the fair value hierarchy). For 2019 and 2018, included in “Net gains (losses) from investments” on the Consolidated Statements of Operations was an unrealized gain of $113 million and an unrealized loss of $23 million, respectively, resulting from changes in the fair value of our marketable securities.

In 2019, we completed the sale of an international joint venture resulting in a gain of $10 million. In 2018, we completed the sale of a 1% equity interest in Viacom18 to our joint venture partner for $20 million, resulting in a gain of $16 million. These gains have been included in “Net gains (losses) from investments” in the Consolidated Statements of Operations.

Foreign Exchange Contracts
Foreign exchange forward contracts have principally been used to hedge projected cash flows in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, generally for periods up to 24 months. We designate foreign exchange forward contracts used to hedge committed and forecasted foreign currency transactions as cash flow hedges. Additionally, we enter into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows.

At December 31, 2020 and 2019, the notional amount of all foreign currency contracts was $1.27 billion and $1.44 billion, respectively. For 2020, $740 million related to future production costs and $529 million related to our foreign currency balances and other expected foreign currency cash flows. For 2019, $833 million related to future production costs and $606 million related to our foreign currency balances and other expected foreign currency cash flows.

Losses recognized on derivative financial instruments were as follows:

Year Ended December 31,	2020	2019	Financial Statement Account
Non-designated foreign exchange contracts	$(20)	$(4)	Other items, net

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
13) FAIR VALUE MEASUREMENTS
The following tables set forth the balances at December 31, 2020 and 2019 of our assets and liabilities measured at fair value on a recurring basis. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. We do not have any assets or liabilities that are measured at fair value on a recurring basis using level 3 inputs.

At December 31, 2020	Level 1	Level 2	Total
Assets:
Foreign currency hedges	$—	$20	$20
Total Assets	$—	$20	$20
Liabilities:			$—
Deferred compensation	$—	$529	$529
Foreign currency hedges	—	39	39
Total Liabilities	$—	$568	$568

At December 31, 2019	Level 1	Level 2	Total
Assets:
Marketable securities	$146	$—	$146
Foreign currency hedges	—	13	13
Total Assets	$146	$13	$159
Liabilities:			$—
Deferred compensation	$—	$490	$490
Foreign currency hedges	—	14	14
Total Liabilities	$—	$504	$504
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
14) STOCKHOLDERS’ EQUITY
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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Merger with Viacom—At the Effective Time of the Merger, (1) each share of Viacom Class A Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class A Common Stock, and (2) each share of Viacom Class B Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of ViacomCBS Class B Common Stock, resulting in the issuance of 29 million shares of ViacomCBS Class A Common Stock and 211 million shares of ViacomCBS Class B Common Stock. At the Effective Time, each share of CBS Class A Common Stock and each share of CBS Class B Common Stock issued and outstanding immediately prior to the Effective Time, remained an issued and outstanding share of ViacomCBS Class A Common Stock and ViacomCBS Class B Common Stock, respectively, and was not affected by the Merger.

Dividends—We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2020, resulting in total dividends for the year of $601 million, or $.96 per share. On December 19, 2019, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019 and during each of the four quarters of 2018. During the first three quarters of 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. For the year ended December 31, 2018, CBS declared total per share dividends of $.72, resulting in total annual dividends of $274 million. During the first three quarters of 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million. For the year ended December 31, 2018, Viacom declared total per share dividends of $.80, resulting in total annual dividends of $325 million. During the first half of 2018, dividends were recorded as a reduction to additional paid-in capital as we had an accumulated deficit balance. During the second half of 2018, our retained earnings became positive and as a result, for the remainder of 2018, and for 2019 and 2020, dividends have been recorded to retained earnings.

Treasury Stock—During 2020, we repurchased 1.3 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. At December 31, 2020, $2.36 billion of authorization remained under the share repurchase program. During 2019, we repurchased 1.2 million shares of ViacomCBS Class B Common Stock under our share repurchase program for $50 million, at an average cost of $40.78 per share.

In the Merger, all shares of Viacom Class B Common Stock held by Viacom as treasury stock were canceled and recorded to additional paid-in-capital.

Conversion Rights—Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. For 2020, conversions of Class A Common Stock into Class B Common Stock were minimal. Conversions of Class A Common Stock into Class B Common Stock were 12.2 million for 2019 and 2.5 million for 2018.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)—The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations				Discontinued Operations
		Net Actuarial				Accumulated
	Cumulative	Loss and			Other	Other
	Translation	Prior		Available-For-Sale	Comprehensive	Comprehensive
	Adjustments	Service Cost		Securities	Income (Loss) (a)	Loss
At December 31, 2017	$(209)	$(1,071)		$30	$(19)	$(1,269)
Other comprehensive loss before reclassifications	(236)	(123)		—	(12)	(371)
Reclassifications to net earnings	—	62	(b)	—	—	62
Other comprehensive loss	(236)	(61)		—	(12)	(309)
Adoption of accounting standard	—	—		(30)	—	(30)
At December 31, 2018	(445)	(1,132)		—	(31)	(1,608)
Other comprehensive income (loss) before reclassifications	7	(205)		—	6	(192)
Reclassifications to net earnings	—	60	(b)	—	—	60
Other comprehensive income (loss)	7	(145)		—	6	(132)
Tax effects reclassified to retained earnings	—	(230)	(c)	—	—	(230)
At December 31, 2019	(438)	(1,507)		—	(25)	(1,970)
Other comprehensive income (loss) before reclassifications	135	(74)		—	5	66
Reclassifications to net earnings	—	72	(b)	—	—	72
Other comprehensive income (loss)	135	(2)		—	5	138
At December 31, 2020	$(303)	$(1,509)		$—	$(20)	$(1,832)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses and prior service cost.
(c) Reflects the reclassification of certain income tax effects of federal tax legislation enacted in December 2017 (the “Tax Reform Act”) on items within accumulated other comprehensive loss to retained earnings upon the adoption of new FASB guidance.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit for the years ended December 31, 2020, 2019 and 2018 of $1 million, $44 million and $23 million, respectively.
15) STOCK-BASED COMPENSATION
We have equity incentive plans (the “Plans”) under which stock options, RSUs and market-based performance share units (“PSUs”) are issued. The purpose of the Plans is to benefit and advance the interests of our company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of our company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. RSUs and PSUs accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting when the shares are delivered and are forfeited if the award does not vest. Upon exercise of stock options or vesting of RSUs and PSUs, we issue new shares from our existing authorization. At December 31, 2020, there were 33 million shares available for future grant under the Plans. Stock-based compensation awards were also granted under Viacom’s equity incentive plans until December 31, 2020. Upon exercise of outstanding stock

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

options or vesting of RSUs and PSUs under Viacom’s equity incentive plans, shares will be issued from Viacom’s existing authorization or from treasury stock.
At the Effective Time of the Merger, each RSU for Viacom Class B common stock was converted into 0.59625 RSUs for ViacomCBS Class B Common Stock and each outstanding stock option for Viacom Class B common stock was converted into 0.59625 options for ViacomCBS Class B common stock. The exercise price of stock options was adjusted by dividing the exercise price of the Viacom stock options by 0.59625. RSU and stock option information is presented herein as if Viacom and CBS had been combined for all periods presented, unless otherwise noted.
The following table summarizes stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018.

Year Ended December 31,	2020	2019	2018
RSUs and PSUs	$167	$169	$167
Stock options	19	27	34
Compensation cost included in operating and SG&A expense	186	196	201
Compensation cost included in restructuring and other corporate matters (a)	88	90	(14)
Stock-based compensation expense, before income taxes	274	286	187
Related tax benefit	(54)	(58)	(44)
Stock-based compensation expense, net of tax benefit	$220	$228	$143
(a) Reflects accelerations as a result of restructuring activities, as well as accelerations triggered by the Merger in 2019, and forfeitures related to changes in senior management in 2018.

Included in net earnings from discontinued operations was stock-based compensation expense of $10 million, $5 million, and $4 million for the years 2020, 2019, and 2018, respectively.

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

During 2020 and 2018, we also granted PSU awards. For the 2020 awards, the number of shares to be issued upon vesting of the PSUs is based on the total shareholder return of ViacomCBS Class B Common Stock measured against the companies comprising the S&P 500 Index over a designated measurement period. For the 2018 awards, the number of shares to be issued upon vesting of the PSUs was based on the total shareholder return of Viacom Class B Common Stock measured against the companies comprising the S&P 500 Index over a designated measurement period, as well as the achievement of established operating goals. The fair value of PSU awards is determined using a Monte Carlo simulation model. Compensation expense for PSUs is expensed over the required employee service period. The fair value of the PSU awards granted during the years ended December 31, 2020 and December 31, 2018 was $34 million and $35 million, respectively. There were no PSU awards granted in 2019. At the Effective Time of the Merger, all outstanding PSU awards for which the performance period had not been completed were converted into time-based RSUs based on the target number of shares included in the terms of the original PSU award.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The weighted average grant date fair value of RSUs and PSUs granted was $32.35, $41.71 and $51.41 in 2020, 2019, and 2018, respectively. The total market value of RSUs that vested during 2020, 2019, and 2018 was $222 million, $159 million and $158 million, respectively. Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2020 was $358 million which is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes our RSU and PSU share activity:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2019	14,489,729	$45.64
Granted (a)	6,757,535	$32.35
Vested	(7,014,797)	$46.40
Forfeited	(231,837)	$42.05
Non-vested at December 31, 2020	14,000,630	$38.91
(a) Grant activity includes 1 million of performance-based share units at target for 2020.
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
There were no stock option grants during 2020 and 2019.
In 2018, the weighted average fair value of stock options granted for CBS Class B Common Stock as of the grant date was $14.48. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2018
Expected dividend yield	1.33%
Expected stock price volatility	29.52%
Risk-free interest rate	2.73%
Expected term of options (years)	5.00
The weighted average fair value of stock options granted for Viacom Class B Common Stock as of the grant date, adjusted by the conversion ratio of 0.59625, was $13.77 in 2018. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions in effect for Viacom at the time of grant:

2018
Expected dividend yield	2.52%
Expected stock price volatility	32.60%
Risk-free interest rate	2.81%
Expected term of options (years)	5.12

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

Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2020 was $13 million, which is expected to be recognized over a weighted average period of 1.4 years.

The following table summarizes our stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2019	16,291,709	$58.98
Granted	—	$—
Exercised	(378,648)	$29.31
Forfeited or expired	(1,772,337)	$51.47
Outstanding at December 31, 2020	14,140,724	$60.72
Exercisable at December 31, 2020	12,269,735	$61.63
The following table summarizes other information relating to stock option exercises during the years ended December 31, 2020, 2019 and 2018.

Year Ended December 31,	2020	2019	2018
Cash received from stock option exercises	$5	$15	$29
Tax benefit of stock option exercises	$1	$4	$4
Intrinsic value of stock option exercises	$2	$15	$16
At December 31, 2020, stock options outstanding and exercisable have a weighted average remaining contractual life of 3.10 years and 2.79 years, respectively. There was no intrinsic value for options outstanding and exercisable, based on our closing stock price of $37.26.
16) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2020	2019	2018
United States	$2,353	$2,225	$2,916
Foreign	794	998	1,068
Total	$3,147	$3,223	$3,984

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2020	2019	2018
Current:
Federal	$160	$370	$277
State and local	73	164	92
Foreign	180	202	163
Total current	413	736	532
Deferred:
Federal	146	(67)	20
State and local	42	(43)	20
Foreign	(66)	(655)	8
Total deferred	122	(765)	48
Provision (benefit) for income taxes	$535	$(29)	$580
In addition, included in net earnings from discontinued operations was an income tax provision of $38 million, $32 million and $47 million for 2020, 2019, and 2018, respectively.

The equity in loss of investee companies is shown net of tax in the Consolidated Statements of Operations. The tax benefits relating to losses from equity investments was $19 million in both 2020 and 2019 and $15 million in 2018, which represented an effective tax rate of 40.4%, 26.4% and 24.2% for 2020, 2019, and 2018, respectively.
The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,	2020	2019	2018
Taxes on income at U.S. federal statutory rate	$661	$676	$836
State and local taxes, net of federal tax benefit	116	116	109
Effect of foreign operations	(98)	(49)	(108)
Noncontrolling interests	(52)	(2)	(1)
U.K. statutory rate change	(100)	—	—
Reorganization of foreign operations (a)	—	(768)	—
Bankruptcy of an investee	—	(39)	—
Impact of tax law changes	—	—	(80)
Tax benefits from positions relating to the Tax Reform Act (b)	—	(44)	—
Merger related costs	—	41	—
Establishment (reversal) of valuation allowance (c)	—	2	(153)
Excess tax benefits from stock-based compensation	29	20	8
Domestic production deduction	—	(1)	24
Tax accounting method change	—	—	(78)
Other, net	(21)	19	23
Provision (benefit) for income taxes	$535	$(29)	$580
(a) Reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. The related deferred tax asset is primarily expected to be realized over a 25-year period.
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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2020	2019
Deferred income tax assets:
Reserves and other accrued liabilities	$476	$481
Pension, postretirement and other employee benefits	772	766
Lease liability	466	485
Tax credit and loss carryforwards	448	394
Other	56	85
Total deferred income tax assets	2,218	2,211
Valuation allowance	(593)	(547)
Deferred income tax assets, net	1,625	1,664
Deferred income tax liabilities:
Intangible assets	(460)	(251)
Unbilled licensing receivables	(237)	(393)
Lease asset	(400)	(422)
Property, equipment and other assets	(198)	(153)
Financing obligations	(71)	(72)
Other	(44)	—
Total deferred income tax liabilities	(1,410)	(1,291)
Deferred income tax assets, net	$215	$373
In addition to the amounts reflected in the table above, included in “Assets of discontinued operations” on the Consolidated Balance Sheets are net deferred income tax assets of $93 million and $76 million at December 31, 2020 and 2019, respectively.

At December 31, 2020, we had federal foreign tax credit carryforwards of $29 million and net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $2.06 billion, the majority of which expire in various years from 2021 through 2040.

The 2020 and 2019 deferred income tax assets were reduced by a valuation allowance of $593 million and $547 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

In March 2020, the U.S. government enacted tax legislation containing provisions to support businesses during the COVID-19 pandemic (the “CARES Act”), including deferment of the employer portion of certain payroll taxes, refundable payroll tax credits, and technical amendments to tax depreciation methods for qualified improvement property. The CARES Act did not have a material impact on our consolidated financial statements for 2020. We do not expect the future impact of the CARES Act provisions to be material.

In December 2017, the U.S. government enacted the Tax Reform Act which contained significant changes to U.S. federal tax law, including a reduction in the federal corporate tax rate from 35% to 21% and a one-time transition tax on cumulative foreign earnings and profits. During 2017, we recorded a provisional charge associated with the estimated transition tax on cumulative foreign earnings and profits. We completed our analysis of this transition tax in 2018 and as a result, recorded a charge of $48 million in 2018 to adjust the provisional amount. In January 2019, the U.S. government issued guidance relating to the transition tax, which resulted in a decrease of $146

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

million to our reserve for uncertain tax positions during 2019 for amounts paid as a result of this guidance; however, it did not have a material impact on the Consolidated Statements of Operations.

The Tax Reform Act includes a deduction for foreign derived intangible income and a tax on global intangible low-taxed income (“GILTI”), which imposes a U.S. tax on certain income earned by our foreign subsidiaries. We elected to treat the tax on GILTI as a period cost when incurred and therefore, the tax on GILTI is included in our tax provision for the years ended December 31, 2020, 2019 and 2018.

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

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2018	$300
Additions for current year tax positions	27
Additions for prior year tax positions	204
Reductions for prior year tax positions	(60)
Cash settlements	(19)
Statute of limitations lapses	(6)
At December 31, 2018	446
Additions for current year tax positions	49
Additions for prior year tax positions	67
Reductions for prior year tax positions	(26)
Cash settlements	(149)
Statute of limitations lapses	(3)
At December 31, 2019	384
Additions for current year tax positions	15
Additions for prior year tax positions	18
Reductions for prior year tax positions	(34)
Cash settlements	(2)
Statute of limitations lapses	(9)
Reclassification to deferred income tax liability	(64)
At December 31, 2020	$308
The reserve for uncertain tax positions of $308 million at December 31, 2020 includes $281 million which would affect our effective income tax rate, including discontinued operations, if and when recognized in future years.

We recognize interest and penalty charges related to the reserve for uncertain tax positions as income tax expense. We recognized interest and penalties of $16 million for the year ended December 31, 2020 and $24 million for each of the years ended December 31, 2019 and 2018 in the Consolidated Statements of Operations. As of

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

December 31, 2020 and 2019, we have recorded liabilities for accrued interest and penalties of $57 million and $51 million, respectively, on the Consolidated Balance Sheets.

ViacomCBS and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, the IRS commenced its examination of the 2017 tax year during the fourth quarter of 2019 and commenced its examination of the 2018 tax year in February 2020. For Viacom, the IRS began its examination of the 2014 and 2015 tax years in April 2017. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently believe that it is reasonably possible that the reserve for uncertain tax positions may decrease by $50 million within the next 12 months primarily related to potential resolutions of matters involving multiple tax periods and jurisdictions; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
17) PENSION AND OTHER POSTRETIREMENT BENEFITS
ViacomCBS and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. Our pension plans consist of both funded and unfunded plans. The majority of participants in these plans are retired employees or former employees of previously divested businesses. In November 2020, our remaining defined benefit pension plans subject to benefit accruals, which were sponsored by CBS prior to the merger, were amended to freeze future benefit accruals and benefits were enhanced under defined contribution plans that were previously sponsored by CBS, both of which are effective January 1, 2021. As a result of the pension plan amendments, a curtailment gain of $79 million associated with the elimination of benefit accruals for future services of the impacted employees, is reflected in unrecognized actuarial loss included within “Accumulated other comprehensive loss” on the Consolidated Balance Sheet. The benefits for some plans are based primarily on an employee’s years of service and average pay near retirement. Benefits under other plans are based primarily on an employee’s pay for each year that the employee participated in the plan. We fund our pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable rules and regulations. Plan assets consist principally of corporate bonds, equity securities, common collective trust funds and U.S. government securities. ViacomCBS Common Stock represented approximately 1.8% and 2.1% of the fair value of plan assets at December 31, 2020 and 2019, respectively.

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

The pension plan disclosures herein include information related to our domestic pension and postretirement benefit plans only, unless otherwise noted. At December 31, 2020 and 2019, the Consolidated Balance Sheets also include a liability of $77 million and $80 million, respectively, in “Pension and postretirement benefit obligations” relating to our non-U.S. pension plans and certain other retirement severance plans.

We use a December 31 measurement date for all pension and other postretirement benefit plans.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in benefit obligation for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$4,963	$4,511	$360	$376
Service cost	30	28	2	1
Interest cost	164	191	11	16
Actuarial loss (gain)	408	593	(8)	8
Curtailment gain	(79)	—	—	—
Benefits paid	(324)	(360)	(58)	(59)
Participants’ contributions	—	—	12	13
Retiree Medicare drug subsidy	—	—	3	5
Benefit obligation, end of year	$5,162	$4,963	$322	$360
The actuarial loss of $408 million, included in the change in benefit obligation for pension benefits in 2020, is primarily the result of a 60 basis point decrease in the discount rate from December 31, 2019 to December 31, 2020.

The following table sets forth the change in plan assets for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Change in plan assets:
Fair value of plan assets, beginning of year	$3,176	$2,932	$—	$1
Actual return on plan assets	429	530	—	(1)
Employer contributions	66	74	43	41
Benefits paid	(324)	(360)	(58)	(59)
Participants’ contributions	—	—	12	13
Retiree Medicare drug subsidy	—	—	3	5
Fair value of plan assets, end of year	$3,347	$3,176	$—	$—
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2020	2019	2020	2019
Funded status at end of year	$(1,815)	$(1,787)	$(322)	$(360)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$7	$5	$—	$—
Current liabilities	(85)	(69)	(38)	(42)
Noncurrent liabilities	(1,737)	(1,723)	(284)	(318)
Net amounts recognized	$(1,815)	$(1,787)	$(322)	$(360)
Our qualified pension plans were underfunded by $712 million and $734 million at December 31, 2020 and 2019, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2020	2019	2020	2019
Net actuarial (loss) gain	$(2,144)	$(2,153)	$140	$147
Net prior service cost	(1)	(3)	—	(1)
Share of equity investee	(2)	(2)	—	—
	(2,147)	(2,158)	140	146
Deferred income taxes	560	563	(13)	(14)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,587)	$(1,595)	$127	$132
The accumulated benefit obligation for all defined benefit pension plans was $5.16 billion and $4.87 billion at December 31, 2020 and 2019, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2020	2019
Projected benefit obligation	$5,161	$4,962
Accumulated benefit obligation	$5,161	$4,873
Fair value of plan assets	$3,340	$3,170
The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2020	2019	2018	2020	2019	2018
Components of net periodic cost:
Service cost	$30	$28	$30	$2	$1	$1
Interest cost	164	191	180	11	16	17
Expected return on plan assets	(194)	(183)	(214)	—	—	—
Amortization of actuarial losses (gains)	103	94	87	(15)	(18)	(18)
Amortization of prior service cost	2	1	1	1	1	1
Net periodic cost (a)	$105	$131	$84	$(1)	$—	$1
(a) Includes amounts reflected in net earnings from discontinued operations of $5 million for 2020, $6 million for 2019 and $3 million for 2018.
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net.”

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2020	2019	2018	2020	2019	2018
Other comprehensive income (loss):
Actuarial (loss) gain	$(173)	$(246)	$(179)	$8	$(9)	$8
Curtailment gain	79	—	—	—	—	—
Amortization of actuarial losses (gains)	103	94	87	(15)	(18)	(18)
Amortization of prior service cost	2	1	1	1	1	1
	11	(151)	(91)	(6)	(26)	(9)
Deferred income taxes	(3)	37	25	1	5	2
Recognized in other comprehensive income (loss), net of tax	$8	$(114)	$(66)	$(5)	$(21)	$(7)

	Pension Benefits			Postretirement Benefits
	2020	2019	2018	2020	2019	2018
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	2.9%	3.5%	4.5%	2.6%	3.3%	4.4%
Rate of compensation increase	—%	3.0%	3.0%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	3.4%	4.5%	3.8%	3.3%	4.4%	3.9%
Expected long-term return on plan assets	6.4%	6.6%	6.6%	N/A	N/A	2.0%
Cash balance interest crediting rate	5.0%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	3.0%	3.0%	3.0%	N/A	N/A	N/A
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

The following additional assumptions were used in accounting for postretirement benefits.

	CBS		Viacom
	2020	2019	2020	2019
Projected health care cost trend rate (pre-65)	6.6%	7.0%	6.6%	6.3%
Projected health care cost trend rate (post-65)	6.6%	7.0%	6.6%	5.7%
Ultimate trend rate	5.0%	5.0%	5.0%	4.5%
Year ultimate trend rate is achieved	2025	2025	2025	2026
Plan Assets
Prior to the Merger, the investments committees of Viacom and CBS determined the strategies for the investment of pension plan assets. These committees established target asset allocations for our pension plan trusts based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

CBS’s domestic pension plans is to invest between 70% - 80% in long duration fixed income investments, 16% - 28% in equity securities and the remainder in cash and other investments. At December 31, 2020, this trust was invested approximately 73% in long duration fixed income securities, 25% in equity investments, and the remainder in cash, cash equivalents and other investments. Long duration fixed income investments consist of a diversified portfolio of fixed income instruments that are substantially investment grade, with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

The target asset allocation for Viacom’s domestic pension plans is to invest 70% - 90% in return-seeking investments, 10% - 30% in liability hedging and 0% - 10% in cash and cash equivalents. Return-seeking investments consist of diversified equity and credit funds and liability hedging investments consist of U.S. treasury rate funds. At December 31, 2020, the Viacom Pension Plan was invested 78% in return seeking, 21% in liability hedging and 1% in cash and cash equivalents.

The following tables set forth our pension plan assets measured at fair value on a recurring basis at December 31, 2020 and 2019. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. Level 1 is based on quoted prices for the asset in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset in inactive markets or quoted prices for similar assets. Level 3 is based on unobservable inputs that market participants would use in pricing the asset. There are no investments categorized as Level 3.

At December 31, 2020	Level 1	Level 2	Total
Cash and cash equivalents (a)	$8	$—	$8
Fixed income securities:
U.S. treasury securities	78	—	78
Government-related securities	—	167	167
Corporate bonds (b)	—	1,634	1,634
Mortgage-backed and asset-backed securities	—	56	56
Equity securities:
U.S. large capitalization	82	—	82
U.S. small capitalization	79	—	79
Other	—	30	30
Total assets in fair value hierarchy	$247	$1,887	$2,134
Common collective funds measured at net asset value (c) (d)			1,149
Limited partnerships measured at net asset value (c)			18
Mutual funds measured at net asset value (c)			46
Investments, at fair value			$3,347

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2019	Level 1	Level 2	Total
Cash and cash equivalents (a)	$1	$34	$35
Fixed income securities:
U.S. treasury securities	83	—	83
Government-related securities	—	171	171
Corporate bonds (b)	—	1,562	1,562
Mortgage-backed and asset-backed securities	—	98	98
Equity securities:
U.S. large capitalization	113	—	113
U.S. small capitalization	40	—	40
Other	—	25	25
Total assets in fair value hierarchy	$237	$1,890	$2,127
Common collective funds measured at net asset value (c) (d)			978
Limited partnerships measured at net asset value (c)			23
Mutual funds measured at net asset value (c)			48
Investments, at fair value			$3,176
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

Future Benefit Payments
Estimated future benefit payments are as follows:

	2021	2022	2023	2024	2025	2026-2030
Pension	$464	$311	$305	$305	$305	$1,450
Postretirement	$39	$36	$34	$31	$28	$106
Retiree Medicare drug subsidy	$5	$5	$4	$4	$4	$18
In 2021, we expect to make contributions of approximately $15 million to our qualified pension plans for minimum funding requirements under ERISA and $86 million to our non-qualified pension plans to satisfy

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

benefit payments due under these plans. Also in 2021, we expect to contribute approximately $39 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

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

The table below presents information concerning our participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2020	2019	2020	2019	2018
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$13	$12	$11	(c)
Directors Guild of America - Producer	95-2892780-001	Green	Green	16	19	15	6/30/2020
Producer-Writers Guild of America	95-2216351-001	Green	Green	22	26	25	5/1/2020
Screen Actors Guild - Producers	95-2110997-001	Green	Green	24	43	36	6/30/2020
Motion Picture Industry	95-1810805-001	Green	Green	35	43	42	(d)
I.A.T.S.E. Local No. 33 Pension Trust Fund (e)	95-6377503-001	Green	Green	3	5	10	12/31/2022
Other Plans				7	16	12
	Total contributions			$120	$164	$151
(a) The Zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2020 and 2019. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2019.
(c) The expiration dates range from June 30, 2020 through June 30, 2021.
(d) The expiration dates range from May 15, 2021 through March 2, 2022.
(e) The Company was listed in I.A.T.S.E. Local No. 33 Pension Trust Fund’s Form 5500 as providing more than 5% of total contributions for the plan year ended December 31, 2019.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

We also contribute to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $95 million, $89 million and $74 million for the years ended December 31, 2020, 2019 and 2018, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We recognize the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.

Defined Contribution Plans
We sponsor defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $91 million, $95 million and $87 million for the years ended December 31, 2020, 2019 and 2018, respectively.
18) REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” in the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the years ended December 31, 2020, 2019 and 2018 is presented below.

Year Ended December 31,	2020	2019	2018
Beginning balance	$254	$239	$249
Net earnings	11	14	18
Distributions	(15)	(16)	(15)
Translation adjustment	7	8	(14)
Redemption value adjustment	(60)	9	1
Ending balance	$197	$254	$239
19) SEGMENT AND REVENUE INFORMATION
The following tables set forth our financial performance by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.

On November 25, 2020, we entered into an agreement to sell Simon & Schuster to Penguin Random House. As a result, Simon & Schuster, which was previously reported as the Publishing segment, has been presented as a discontinued operation in our consolidated financial statements. Prior periods have been reclassified to conform to this presentation. See Note 3.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2020	2019	2018
Revenues:
Advertising	$5,035	$6,008	$5,751
Affiliate	3,129	2,550	2,082
Content licensing	2,369	3,157	3,006
Other	167	209	222
TV Entertainment	10,700	11,924	11,061
Advertising	4,743	5,129	5,130
Affiliate	6,037	6,052	6,294
Content licensing	1,809	1,268	1,259
Cable Networks	12,589	12,449	12,683
Theatrical	180	547	744
Home Entertainment	709	623	617
Licensing	1,598	1,709	1,493
Other	75	111	102
Filmed Entertainment	2,562	2,990	2,956
Corporate/Eliminations	(566)	(365)	(275)
Total Revenues	$25,285	$26,998	$26,425
Revenues generated between segments primarily reflect advertising and content licensing. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

Year Ended December 31,	2020	2019	2018
Intercompany Revenues:
TV Entertainment	$285	$226	$164
Cable Networks	79	53	47
Filmed Entertainment	202	117	95
Total Intercompany Revenues	$566	$396	$306

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We present operating income (loss) excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

Year Ended December 31,	2020	2019	2018
Adjusted OIBDA:
TV Entertainment	$1,857	$2,443	$2,466
Cable Networks	3,746	3,515	4,341
Filmed Entertainment	215	80	(33)
Corporate/Eliminations	(500)	(449)	(433)
Stock-based compensation	(186)	(196)	(201)
Depreciation and amortization	(430)	(438)	(427)
Restructuring and other corporate matters	(618)	(769)	(489)
Programming charges	(159)	(589)	(162)
Gain on sales	214	549	—
Operating income	4,139	4,146	5,062
Interest expense	(1,031)	(962)	(1,030)
Interest income	60	66	79
Net gain (losses) from investments	206	85	(53)
Gain (loss) on extinguishment of debt	(126)	—	18
Other items, net	(101)	(112)	(92)
Earnings from continuing operations before income taxes and equity in loss of investee companies	3,147	3,223	3,984
(Provision) benefit for income taxes	(535)	29	(580)
Equity in loss of investee companies, net of tax	(28)	(53)	(47)
Net earnings from continuing operations	2,584	3,199	3,357
Net earnings from discontinued operations, net of tax	117	140	135
Net earnings (ViacomCBS and noncontrolling interests)	2,701	3,339	3,492
Net earnings attributable to noncontrolling interests	(279)	(31)	(37)
Net earnings attributable to ViacomCBS	$2,422	$3,308	$3,455

Year Ended December 31,	2020	2019	2018
Depreciation and Amortization:
TV Entertainment	$162	$150	$160
Cable Networks	205	219	194
Filmed Entertainment	36	37	38
Corporate	27	32	35
Total Depreciation and Amortization	$430	$438	$427

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2020	2019	2018
Capital Expenditures:
TV Entertainment	$112	$113	$112
Cable Networks	110	166	156
Filmed Entertainment	37	43	52
Corporate	65	23	25
Total Capital Expenditures	$324	$345	$345

At December 31,	2020	2019
Assets:
TV Entertainment	$19,443	$19,689
Cable Networks	23,139	22,109
Filmed Entertainment	6,440	5,477
Corporate/Eliminations	2,202	969
Discontinued Operations	1,439	1,341
Total Assets	$52,663	$49,585

Year Ended December 31,	2020	2019	2018
Revenues: (a)
United States	$20,690	$21,449	$20,442
International	4,595	5,549	5,983
Total Revenues	$25,285	$26,998	$26,425
(a) Revenue classifications are based on customers’ locations.

At December 31,	2020	2019
Long-lived Assets: (a)
United States	$13,435	$12,417
International	785	498
Total Long-lived Assets	$14,220	$12,915
(a) Reflects total assets less current assets, investments, goodwill, intangible assets, noncurrent receivables and noncurrent deferred tax assets.
20) COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments not recorded on the balance sheet primarily consist of programming and talent commitments and purchase obligations for goods and services resulting from our normal course of business.

Our programming and talent commitments, estimated to aggregate $9.85 billion as of December 31, 2020, include $5.98 billion for sports programming rights and $3.87 billion relating to the production and licensing of television and film programming, including talent contracts. We also have committed purchase obligations which include agreements to purchase goods or services in the future that totaled $1.38 billion as of December 31, 2020.

Other long-term contractual obligations recorded on the Consolidated Balance Sheet include program liabilities, participations, residuals, and a tax liability resulting from the enactment of the Tax Reform Act in December 2017. This tax liability reflects the remaining tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS in 2024 and 2025.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2020, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Payments Due by Period
							2026 and
	Total	2021	2022	2023	2024	2025	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments	$9,852	$2,625	$3,005	$1,264	$731	$493	$1,734
Purchase obligations	$1,377	$501	$396	$218	$131	$70	$61

On-Balance Sheet Arrangements
Other long-term contractual obligations	$1,734	$—	$879	$382	$250	$190	$33
We also have long-term operating and finance lease commitments for office space, equipment, transponders and studio facilities, which are recorded on the Consolidated Balance Sheet at December 31, 2020. See Note 11 for details of our operating and finance lease commitments.

Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2020, the outstanding letters of credit and surety bonds approximated $144 million and were not recorded on the Consolidated Balance Sheet.
CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at December 31, 2020 is a liability of $100 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.
Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players. These lease commitments amounted to $67 million as of December 31, 2020, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. On January 27, 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. Discovery on the surviving claims will now proceed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. On December 29, 2020, the Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims will now proceed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Litigation Related to Television Station Owners
On September 9, 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning on or about January 1, 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. On October 8, 2019, the Company and other defendants filed a motion to dismiss the matter, which was denied by the court on November 6, 2020. We believe that the claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2020, we had pending approximately 30,710 asbestos claims, as compared with approximately 30,950 as of December 31, 2019 and 31,570 as of December 31, 2018. During 2020, we received approximately 2,910 new claims and closed or moved to an inactive docket approximately 3,150 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against us are non-cancer claims. It is difficult to predict future asbestos liabilities, as events and circumstances may impact the estimate of our asbestos liabilities, including, among others, the number and types of claims and average cost to resolve such claims. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. We believe that our accrual and insurance are sufficient to cover our asbestos liabilities. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability.

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
21) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of Other items, net on the Consolidated Statements of Operations.

Year Ended December 31,	2020	2019	2018
Pension and postretirement benefit costs	$(69)	$(99)	$(65)
Foreign exchange losses	(35)	(18)	(19)
Other	3	5	(8)
Other items, net	$(101)	$(112)	$(92)
Supplemental Cash Flow Information

Year Ended December 31,	2020	2019	2018
Cash paid for interest	$965	$922	$1,012

Cash paid for income taxes:
Continuing operations	$411	$560	$153
Discontinued operations	55	38	4
Total cash paid for income taxes	$466	$598	$157
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

The Consolidated Balance Sheets include assets and liabilities related to consolidated VIEs totaling $1.39 billion and $197 million, respectively, at December 31, 2020, and $141 million and $22 million, respectively, at December 31, 2019. Revenues and operating income from our consolidated VIEs were $705 million and $498 million, respectively, for the year ended December 31, 2020. Revenues and operating income from our consolidated VIEs were not significant for the year ended December 31, 2019. The increase in amounts related to our consolidated VIEs reflects the acquisition of Miramax (see Note 2) and the licensing of the streaming rights to South Park by a consolidated 51%-owned VIE in the second quarter of 2020.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

22) QUARTERLY FINANCIAL DATA (unaudited):

	First	Second	Third	Fourth
2020 (a) (b)	Quarter	Quarter (c)	Quarter (d)	Quarter (e)	Total Year
Revenues	$6,499	$6,075	$5,837	$6,874	$25,285
Operating income	$902	$1,251	$903	$1,083	$4,139
Net earnings from continuing operations (ViacomCBS and noncontrolling interests)	$504	$698	$580	$802	$2,584
Net earnings (ViacomCBS and noncontrolling interests)	$519	$726	$627	$829	$2,701
Net earnings from continuing operations attributable to ViacomCBS	$501	$453	$568	$783	$2,305
Net earnings attributable to ViacomCBS	$516	$481	$615	$810	$2,422

Basic net earnings per common shares
Net earnings from continuing operations attributable to ViacomCBS	$.82	$.74	$.92	$1.27	$3.74
Net earnings attributable to ViacomCBS	$.84	$.78	$1.00	$1.31	$3.93

Diluted net earnings per common share:
Net earnings from continuing operations attributable to ViacomCBS	$.81	$.73	$.92	$1.26	$3.73
Net earnings attributable to ViacomCBS	$.84	$.78	$1.00	$1.31	$3.92

Weighted average number of common shares
outstanding:
Basic	614	615	616	617	616
Diluted	616	617	618	620	618
(a) Publishing has been presented as a discontinued operation for all periods presented.
(b) Includes costs for restructuring and other corporate matters of $231 million in the first quarter, $158 million in the second quarter, $52 million in the third quarter and $177 million in the fourth quarter.
(c) The second quarter includes programming charges of $121 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19; a loss on extinguishment of debt of $103 million; and an increase of $32 million to the carrying value of our investment in fuboTV.
(d) The third quarter includes a loss on extinguishment of debt of $23 million and discrete tax benefits of $117 million, primarily from the remeasurement of our U.K. net deferred income tax asset as a result of an increase in the U.K. corporate income tax rate from 17% to 19% enacted during the quarter.
(e) The fourth quarter includes a gain of $214 million ($183 million, net of tax) on the sale of CMG; programming charges of $38 million primarily related to the abandonment of certain incomplete programs resulting from COVID-19 related production shutdowns; and net gains from investments of $174 million, which primarily includes an increase in the fair value of our investment in fuboTV, which was sold during the quarter.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	First	Second	Third	Fourth
2019 (a) (b)	Quarter (c)	Quarter	Quarter	Quarter (d)	Total Year
Revenues	$6,936	$6,925	$6,481	$6,656	$26,998
Operating income (loss)	$1,792	$1,414	$984	$(44)	$4,146
Net earnings (loss) from continuing operations (ViacomCBS and noncontrolling interests)	$1,944	$953	$600	$(298)	$3,199
Net earnings (loss) (ViacomCBS and noncontrolling interests)	$1,964	$983	$646	$(254)	$3,339
Net earnings (loss) from continuing operations attributable to ViacomCBS	$1,939	$947	$584	$(302)	$3,168
Net earnings (loss) attributable to ViacomCBS	$1,959	$977	$630	$(258)	$3,308

Basic net earnings (loss) per common share:
Net earnings (loss) from continuing operations attributable to ViacomCBS	$3.16	$1.54	$.95	$(.49)	$5.15
Net earnings (loss) attributable to ViacomCBS	$3.20	$1.59	$1.02	$(.42)	$5.38

Diluted net earnings (loss) per common share:
Net earnings (loss) from continuing operations attributable to ViacomCBS	$3.14	$1.53	$.95	$(.49)	$5.13
Net earnings (loss) attributable to ViacomCBS	$3.18	$1.58	$1.02	$(.42)	$5.36

Weighted average number of common shares
outstanding:
Basic	613	615	615	615	615
Diluted	617	617	617	615	617
(a) Publishing has been presented as a discontinued operation for all periods presented.
(b) Includes costs for restructuring and other corporate matters of $173 million in the first quarter, $7 million in the second quarter, $122 million in the third quarter and $467 million in the fourth quarter.
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
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon are set forth in Item 8, on pages II-52 and II-53, of this report.

Item 9B.	Other Information.
AMENDED AND RESTATED BYLAWS
On February 22, 2021, our Board of Directors approved an amendment and restatement of our bylaws to eliminate a provision in Section 16 of Article III that provided that any director could be removed from office by the affirmative vote of a majority of the Board of Directors, at any time prior to the expiration of his or her term of office, as provided by law, in the event the director was in breach of any agreement between such director and the Company relating to such director’s service as a director or employee of the Company.
The foregoing description of the change is qualified in its entirety by reference to the full text of our Amended and Restated Bylaws, a copy of which is attached as Exhibit (3)(b) to this Annual Report on Form 10-K and incorporated by reference herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to the Company’s directors will be contained in the ViacomCBS Inc. Proxy Statement for the Company’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “ViacomCBS Board of Directors” and “Item 1-Election of Directors,” which information is incorporated herein by reference.

The information required by this item with respect to the Company’s executive officers is contained in Part I of this Form 10-K under the caption “Information About Our Executive Officers.”

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

(a)

1. Financial Statements.

The financial statements of ViacomCBS filed as part of this report on Form 10-K are listed on the Index on page II-51.

2. Financial Statement Schedules.

The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-51.

3. Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

(b)Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

Item 16	Form 10-K Summary.

None.

IV-1

VIACOMCBS INC. AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Expenses and Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2020	$80	$32	$27	$85
Year ended December 31, 2019	$81	$25	$26	$80
Year ended December 31, 2018	$97	$24	$40	$81

Valuation allowance on deferred tax assets:
Year ended December 31, 2020	$547	$67	$21	$593
Year ended December 31, 2019	$838	$76	$367	$547
Year ended December 31, 2018	$1,120	$37	$319	$838

Reserves for inventory obsolescence:
Year ended December 31, 2020	$57	$3	$2	$58
Year ended December 31, 2019	$54	$5	$2	$57
Year ended December 31, 2018	$66	$—	$12	$54

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

	(b)	Amended and Restated Bylaws of ViacomCBS Inc., effective as of February 22, 2021 (filed herewith).
(4)		Instruments defining the rights of security holders, including indentures
(a)
Description of Class A Common Stock and Class B Common Stock (incorporated by reference to Exhibit 4(a) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2019) (File No. 001‑09553).

(b)
Amended and Restated Senior Indenture dated as of November 3, 2008 (“2008 Indenture”) among CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 of CBS Corporation filed November 3, 2008) (Registration No. 333‑154962) (File No. 001‑09553).

(c)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 among CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K of CBS Corporation filed April 5, 2010) (File No. 001‑09553).

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

(f)
Indenture, dated as of March 27, 2020, between ViacomCBS Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-3 of ViacomCBS Inc. filed March 27, 2020) (File No. 001‑09553).

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

	(b)	Forms of Certificate and Terms and Conditions for equity awards under CBS Corporation 2009 Long‑Term Incentive Plan:
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

____________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(iii)
Restricted Share Units with Time Vesting (incorporated by reference to Exhibit 10(c)(vii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*

	(iv)	Performance Share Units (filed herewith).*
	(v)	Restricted Share Units (filed herewith).*
(c)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553) (as Part B was amended by Amendment No. 1, effective as of December 31, 2020) (filed herewith).*

(d)
CBS Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(p) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as amended by Part B as of January 1, 2009) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2008) (File No. 001‑09553) (as Part B was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10‑Q of CBS Corporation for the quarter ended March 31, 2010) (File No. 001‑09553) (as Part B was amended by Amendment No. 2 as of January 1, 2009) (incorporated by reference to Exhibit 10(h) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010 (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part B was amended by Amendment No. 3 as of January 1, 2014) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2013) (File No. 001‑09553) (as Part A was amended by Amendment No. 2 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553), (as Part B was amended by Amendment No. 4 as of February 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 3 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part B was amended by Amendment No. 5 as of January 1, 2015) (incorporated by reference to Exhibit 10(f) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2014) (File No. 001-09553) (as Part A was amended by Amendment No. 4 as of October 2, 2017) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part B was amended by Amendment No. 6 as of October 2, 2017) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of CBS Corporation for the year ended December 31, 2017) (File No. 001-09553) (as Part A was amended by Amendment No. 5 as of July 1, 2019) (incorporated by reference to Exhibit 10(a) for the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2019) (as Part B was amended by Amendment No. 7 as of July 1, 2019) (incorporated by reference to Exhibit 10(a) for the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended March 31, 2019) (File No. 001-09553) (as Part B was amended by Amendment No. 8, effective as of December 31, 2020) (filed herewith).*

(e)
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

____________________________________
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

(f)	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).*
(g)	Forms of Terms and Conditions to the Certificates for equity awards under the Viacom Inc. 2016 Long-Term Management Incentive Plan:
	(i)	Stock Options (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(ii)	Restricted Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(iii)	Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended December 31, 2018) (File No. 001-32686).*
	(iv)	Performance Share Units (filed herewith).*
	(v)	Restricted Share Units (filed herewith).*
(h)
Viacom Excess Pension Plan, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2008) (File No. 001-32686), as amended by Amendment, effective as of March 31, 2009 (incorporated by reference to Exhibit 10.13 to the Transition Report on Form 10-K of Viacom Inc. for the nine-month transition period ended September 30, 2010) (File No. 001-32686).*

(i)
Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2008) (File No. 001-32686), as amended by Amendments, effective as of April 1, 2009 and December 31, 2009 (incorporated by reference to Exhibit 10.15 to the Transition Report on Form 10-K of Viacom Inc. for the nine-month transition period ended September 30, 2010) (File No. 001-32686).*

(j)
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated January 1, 2009 (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of Viacom Inc. for the fiscal year ended December 31, 2008) (File No. 001-32686), as amended by Amendment, effective as of December 31, 2009 (incorporated by reference to Exhibit 10.17 to the Transition Report on Form 10-K of Viacom Inc. for the nine-month transition period ended September 30, 2010) (File No. 001-32686).*

(k)
Summary of ViacomCBS Inc. Compensation for Outside Directors (as of January 31, 2019) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(l)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(m)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of January 29, 2015) (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(n)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2015) (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(o)
CBS Corporation 2015 Equity Plan for Outside Directors (effective May 21, 2015) (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

(p)
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

____________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(q)
CBS Corporation Senior Executive Retention Plan, including the form of Letter to Participants (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553).*

(r)
Viacom Inc. Executive Retention Plan for Section 16 Officers (incorporated by reference to Exhibit 10.15 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(s)
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
Employment Agreement dated October 18, 2018, between CBS Corporation and Christina Spade (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed October 19, 2018) (File No. 001-09553).*

(v)
Employment Agreement, dated as of August 13, 2019, between CBS Corporation and Christina Spade (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019), as amended by Letter Agreement dated July 23, 2020 (incorporated by reference to
Exhibit 10(c) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2020) (Registration No. 333-234238) (File No. 001-09553).*

(w)
Employment Agreement, dated as of June 30, 2020, between Viacom Inc. and Naveen Chopra (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended June 30, 2020) (File No. 333-234238).*

(x)
Letter Agreement, dated as of June 30, 2020, between ViacomCBS Inc. and Naveen Chopra (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended June 30, 2020) (File No. 333-234238).*

(y)
Employment Agreement, dated as of August 13, 2019, between Viacom Inc. and Christa A. D’Alimonte (incorporated by reference to Exhibit 10.9 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(z)
Letter Agreement, dated as of August 13, 2019, between Viacom Inc. and Christa A. D’Alimonte (incorporated by reference to Exhibit 10.10 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(aa)
Employment Agreement, dated as of October 2, 2019, between Viacom Inc. and DeDe Lea (incorporated by reference to Exhibit 10.13 to CBS Corporation’s Registration Statement No. 333-234238 on Form S-4 filed October 17, 2019) (File No. 333-234238).*

(bb)
Employment Agreement, dated as of January 1, 2019, between CBS Corporation and Richard M. Jones (incorporated by reference to Exhibit 10(r) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(cc)
Employment Agreement, dated as of November 19, 2019, between CBS Corporation and Richard M. Jones (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed November 22, 2019) (File No. 001-09553).*

(dd)
Employment Agreement, dated as of December 2, 2019, between Viacom Inc. and Nancy Phillips (incorporated by reference to Exhibit 10(bb) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2019) (File No. 001-09553).*

(ee)
Letter Agreement, dated as of December 2, 2019, between Viacom Inc. and Nancy Phillips (incorporated by reference to Exhibit 10(cc) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2019) (File No. 001-09553).*

(ff)
Employment Agreement,, dated as of July 1, 2017, between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended September 30, 2017) (File No. 001-09553), as amended by Letter Agreement dated as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 27, 2018) (File No. 001-09553).*

(gg)
Letter Agreement, dated as of April 23, 2019, between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10 to the Current Report on Form 8-K of CBS Corporation filed April 26, 2019) (File No. 001-09553).*

____________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
(hh)
Letter Agreement, dated as of August 13, 2019, between CBS Corporation and Joseph R. Ianniello (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553)).*

(ii)
Employment Agreement, dated as of December 4, 2019, between ViacomCBS Inc. and Joseph R. Ianniello (incorporated by reference to Exhibit 10(gg) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2019) (File No. 001-09553).*

(jj)
Letter Agreement, dated as of January 31, 2020, between ViacomCBS Inc. and Joseph R. Ianniello (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2019) (File No. 001-09553).*

	(kk)	Plans assumed by Former Viacom after the merger with former CBS Corporation in May 2000, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(i) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553) (as Part B was amended, effective as of December 31, 2020) (filed herewith).*

(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(ii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553) (as Part B was amended, effective as of December 31, 2020) (filed herewith).*

(iii)
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977).*

(ll)
Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(mm)
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

(nn)
Settlement and Release Agreement effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(oo)
Amendment No. 1 to the Settlement and Release Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(pp)
Support Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(qq)
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

____________________________________
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

____________________________________
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
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of ViacomCBS Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Bakish	President and Chief Executive Officer; Director (Principal Executive Officer)	February 24, 2021
Robert M. Bakish

/s/ Naveen Chopra	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 24, 2021
Naveen Chopra

/s/ Katherine Gill-Charest	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2021
Katherine Gill-Charest

*	Director	February 24, 2021
Candace K. Beinecke

*	Director	February 24, 2021
Barbara M. Byrne

*	Director	February 24, 2021
Brian Goldner

*	Director	February 24, 2021
Linda M. Griego

	Signature	Title	Date

	*	Director	February 24, 2021
Robert N. Klieger

	*	Director	February 24, 2021
Judith A. McHale

	*	Director	February 24, 2021
Ronald L. Nelson

	*	Director	February 24, 2021
Charles E. Phillips, Jr.

	*	Chair	February 24, 2021
Shari E. Redstone

	*	Director	February 24, 2021
Susan Schuman

	*	Director	February 24, 2021
Nicole Seligman

	*	Director	February 24, 2021
Frederick O. Terrell

*By:	/s/ Christa A. D’Alimonte		February 24, 2021
Christa A. D’Alimonte Attorney-in-Fact for Directors