Form 10-Q
period 2021-03-31
ViacomCBS Inc.
filed 2021-05-06
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	VIACA	The Nasdaq Stock Market LLC
Class B Common Stock, $0.001 par value	VIAC	The Nasdaq Stock Market LLC
5.75% Series A Mandatory Convertible Preferred Stock, $0.001 par value	VIACP	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at May 3, 2021:
Class A Common Stock, par value $.001 per share— 40,707,517
Class B Common Stock, par value $.001 per share— 605,586,312

VIACOMCBS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues	$7,412	$6,499
Costs and expenses:
Operating	4,363	3,956
Selling, general and administrative	1,422	1,298
Depreciation and amortization	99	112
Restructuring and other corporate matters	—	231
Total costs and expenses	5,884	5,597
Operating income	1,528	902
Interest expense	(259)	(241)
Interest income	13	14
Loss on extinguishment of debt	(128)	—
Other items, net	1	(28)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,155	647
Provision for income taxes	(226)	(134)
Equity in loss of investee companies, net of tax	(18)	(9)
Net earnings from continuing operations	911	504
Net earnings from discontinued operations, net of tax	12	15
Net earnings (ViacomCBS and noncontrolling interests)	923	519
Net earnings attributable to noncontrolling interests	(12)	(3)
Net earnings attributable to ViacomCBS	$911	$516

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$899	$501
Net earnings from discontinued operations, net of tax	12	15
Net earnings attributable to ViacomCBS	$911	$516

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$1.44	$.82
Net earnings from discontinued operations	$.02	$.02
Net earnings	$1.46	$.84

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$1.42	$.81
Net earnings from discontinued operations	$.02	$.02
Net earnings	$1.44	$.84

Weighted average number of common shares outstanding:
Basic	622	614
Diluted	631	616
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2021	2020
Net earnings (ViacomCBS and noncontrolling interests)	$923	$519
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(66)	(90)
Net actuarial loss and prior service costs	13	17
Other comprehensive loss from continuing operations, net of tax (ViacomCBS and noncontrolling interests)	(53)	(73)
Other comprehensive income (loss) from discontinued operations	2	(14)
Comprehensive income	872	432
Less: Comprehensive income attributable to noncontrolling interests	11	—
Comprehensive income attributable to ViacomCBS	$861	$432
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,499	$2,984
Receivables, net	7,310	7,017
Programming and other inventory	1,137	1,757
Prepaid and other current assets	1,027	1,391
Current assets of discontinued operations	514	630
Total current assets	15,487	13,779
Property and equipment, net	1,994	1,994
Programming and other inventory	10,755	10,363
Goodwill	16,591	16,612
Intangible assets, net	2,815	2,826
Operating lease assets	1,527	1,602
Deferred income tax assets, net	981	993
Other assets	3,785	3,657
Assets held for sale	27	28
Assets of discontinued operations	811	809
Total Assets	$54,773	$52,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$612	$571
Accrued expenses	1,663	1,714
Participants’ share and royalties payable	2,070	2,005
Accrued programming and production costs	1,392	1,141
Deferred revenues	1,010	978
Debt	19	16
Other current liabilities	1,512	1,391
Current liabilities of discontinued operations	423	480
Total current liabilities	8,701	8,296
Long-term debt	17,768	19,717
Participants’ share and royalties payable	1,351	1,317
Pension and postretirement benefit obligations	2,070	2,098
Deferred income tax liabilities, net	852	778
Operating lease liabilities	1,517	1,583
Program rights obligations	212	243
Other liabilities	2,058	2,158
Liabilities of discontinued operations	212	220
Redeemable noncontrolling interest	189	197

Commitments and contingencies (Note 15)

ViacomCBS stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2021) and 52 (2020) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,108 (2021) and 1,068 (2020) shares issued	1	1
Additional paid-in capital	32,866	29,785
Treasury stock, at cost; 503 (2021 and 2020) Class B shares	(22,958)	(22,958)
Retained earnings	11,144	10,375
Accumulated other comprehensive loss	(1,882)	(1,832)
Total ViacomCBS stockholders’ equity	19,171	15,371
Noncontrolling interests	672	685
Total Equity	19,843	16,056
Total Liabilities and Equity	$54,773	$52,663
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2021	2020
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$923	$519
Less: Net earnings from discontinued operations, net of tax	12	15
Net earnings from continuing operations	911	504
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	99	112
Deferred tax provision	95	153
Stock-based compensation	52	87
Loss on extinguishment of debt	128	—
Equity in loss of investee companies, net of tax and distributions	18	9
Change in assets and liabilities	348	(508)
Net cash flow provided by operating activities from continuing operations	1,651	357
Net cash flow provided by (used for) operating activities from discontinued operations	72	(1)
Net cash flow provided by operating activities	1,723	356
Investing Activities:
Investments	(40)	(46)
Capital expenditures	(62)	(51)
Proceeds from sale of investments	213	146
Other investing activities	(25)	—
Net cash flow provided by investing activities	86	49
Financing Activities:
Repayments of short-term debt borrowings, net	—	(186)
Repayment of long-term debt	(2,117)	—
Dividends paid on common stock	(151)	(152)
Proceeds from issuance of preferred stock	983	—
Proceeds from issuance of common stock	1,672	—
Purchase of Company common stock	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(35)	(50)
Proceeds from exercise of stock options	408	5
Other financing activities	(37)	(38)
Net cash flow provided by (used for) financing activities	723	(479)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(29)
Net increase (decrease) in cash, cash equivalents and restricted cash	2,513	(103)
Cash, cash equivalents and restricted cash at beginning of period (includes $135 (2021) and $202 (2020) of restricted cash)	3,119	834
Cash, cash equivalents and restricted cash at end of period (includes $133 (2021) and $142 (2020) of restricted cash)	$5,632	$731
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2021
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2020	—	$—	617	$1	$29,785	$(22,958)	$10,375	$(1,832)	$15,371	$685	$16,056
Stock-based compensation activity	—	—	9	—	426	—	—	—	426	—	426
Stock issuances	10	—	20	—	2,655	—	—	—	2,655	—	2,655
Preferred stock dividends	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Common stock dividends	—	—	—	—	—	—	(152)	—	(152)	—	(152)
Noncontrolling interests	—	—	—	—	—	—	11	—	11	(24)	(13)
Net earnings	—	—	—	—	—	—	911	—	911	12	923
Other comprehensive loss	—	—	—	—	—	—	—	(50)	(50)	(1)	(51)
March 31, 2021	10	$—	646	$1	$32,866	$(22,958)	$11,144	$(1,882)	$19,171	$672	$19,843

	Three Months Ended March 31, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
December 31, 2019	615	$1	$29,590	$(22,908)	$8,494	$(1,970)	$13,207	$82	$13,289
Stock-based compensation activity	1	—	43	—	—	—	43	—	43
Class B Common Stock purchased	(1)	—	—	(50)	—	—	(50)	—	(50)
Common stock dividends	—	—	—	—	(150)	—	(150)	—	(150)
Noncontrolling interests	—	—		—	(33)	—	(33)	(10)	(43)
Net earnings	—	—	—	—	516	—	516	3	519
Other comprehensive loss	—	—	—	—	—	(84)	(84)	(3)	(87)
March 31, 2020	615	$1	$29,633	$(22,958)	$8,827	$(2,054)	$13,449	$72	$13,521
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business—ViacomCBS Inc. is comprised of the following segments: TV Entertainment (CBS Television Network; CBS Studios; CBS Media Ventures; streaming services, including Paramount+ and CBSN; CBS Sports Network and CBS Television Stations), Cable Networks (premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian channel; streaming services, including Pluto TV and Showtime Networks’ premium subscription streaming service (“Showtime OTT”); and ViacomCBS Networks International, including Channel 5, Telefe and Network 10) and Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax). References to “ViacomCBS,” the “Company,” “we,” “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Discontinued Operations—On November 25, 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment, to Penguin Random House LLC, a wholly owned subsidiary of Bertelsmann SE & Co. KGaA, for $2.175 billion in cash. As a result, Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 2).

Use of Estimates—The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Net Earnings per Common Share—Basic net earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings available to common stockholders is calculated as net earnings from continuing operations or net earnings, as applicable, adjusted to include preferred stock dividends accumulated during the period. During the three months ended March 31, 2021, we accumulated dividends of $1 million on the 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) that was issued during the first quarter of 2021 (see Note 9).

Weighted average shares for diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) or performance stock units (“PSUs”) only in the periods in which such effect would have been dilutive. Diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
mentioned accumulated preferred stock dividend adjustment to net earnings available to common stockholders. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were stock options of 3 million for the three months ended March 31, 2021 and stock options and RSUs of 26 million for the three months ended March 31, 2020.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2021	2020
Weighted average shares for basic EPS	622	614
Dilutive effect of shares issuable under stock-based compensation plans	8	2
Dilutive effect of Mandatory Convertible Preferred Stock	1	—
Weighted average shares for diluted EPS	631	616
Recently Adopted Accounting Pronouncements
Simplifying the Accounting for Income Taxes
On January 1, 2021, we adopted Financial Accounting Standards Board (“FASB”) guidance on the accounting for income taxes that, among other provisions, eliminates certain exceptions to existing guidance related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance also requires an entity to reflect the effect of an enacted change in tax laws or rates in its effective income tax rate in the interim period that includes the enactment date. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
Reference Rate Reform
In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The guidance is effective immediately upon issuance and an entity may elect to apply it to contract modifications or hedging relationships entered into on or before December 31, 2022, with a few exceptions for certain hedging relationships existing as of December 31, 2022. We intend to apply this guidance when modifications of contracts that include LIBOR occur, which is not expected to have a material impact on our consolidated financial statements.

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

On August 5, 2020, the FASB issued amended guidance to reduce complexity associated with the accounting for convertible instruments with characteristics of liabilities and equity. Under this guidance, embedded conversion features associated with convertible instruments no longer need to be separated from the host contracts unless they are required to be accounted for as derivatives or have been issued at a substantial premium. For contracts in an entity’s own equity, this guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions. This guidance also amends certain EPS guidance for convertible instruments and expands disclosure requirements. This guidance is effective for fiscal years beginning after

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
December 15, 2021, with early adoption permitted, and is not expected to have a material impact on our consolidated financial statements.
2) DISCONTINUED OPERATIONS
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, for $2.175 billion in cash. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in 2021. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2021 and 2020, which primarily reflects the results of Simon & Schuster.

	Three Months Ended
	March 31,
	2021	2020
Revenues	$185	$170
Costs and expenses:
Operating	120	99
Selling, general and administrative	38	43
Depreciation and amortization	—	1
Restructuring charges	—	2
Total costs and expenses (a)	158	145
Operating income	27	25
Other items, net	(2)	(5)
Earnings from discontinued operations	25	20
Income tax provision (b)	(13)	(5)
Net earnings from discontinued operations, net of tax	$12	$15
(a) The three months ended March 31, 2020 includes $10 million for the release of indemnification obligations for leases relating to a previously disposed business.
(b) The three months ended March 31, 2021 and 2020 include tax provisions of $7 million and $2 million, respectively, related to previously disposed businesses.
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	March 31, 2021	December 31, 2020
Receivables, net	$322	$447
Other current assets	192	183
Goodwill	435	435
Property and equipment, net	42	42
Operating lease assets	191	191
Other assets	143	141
Total Assets	$1,325	$1,439
Royalties payable	$112	$131
Other current liabilities	311	349
Operating lease liabilities	191	194
Other liabilities	21	26
Total Liabilities	$635	$700

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at March 31, 2021 and December 31, 2020, grouped by type and predominant monetization strategy.

	At	At
	March 31, 2021	December 31, 2020
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$2,688	$3,413
Internally-produced television programming:
Released	2,526	2,558
In process and other	1,976	1,682

Individual Monetization:
Acquired libraries	475	483
Film inventory:
Released	417	374
Completed, not yet released	414	543
In process and other	991	816
Internally-produced television programming
Released	1,338	1,206
In process and other	1,033	1,013
Home entertainment	34	32
Total programming and other inventory	11,892	12,120
Less current portion	1,137	1,757
Total noncurrent programming and other inventory	$10,755	$10,363
The following table presents amortization of television and film programming and production costs.

	Three Months Ended
	March 31,
	2021	2020
Programming costs, acquired programming	$1,502	$973

Production costs, internally-produced television and film programming:
Individual monetization	$760	$770
Film group monetization	$650	$689
4) RESTRUCTURING AND OTHER CORPORATE MATTERS
Restructuring Charges
During the three months ended March 31, 2020, we recorded restructuring charges of $200 million associated with cost-transformation initiatives in connection with the merger of Viacom Inc. with and into CBS Corporation (the “Merger”) in an effort to reduce redundancies across our businesses. These charges consisted of $174 million of severance costs, including the accelerated vesting of stock-based compensation, and $26 million of exit costs resulting from the termination of contractual obligations.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The majority of the restructuring liability at March 31, 2021, which primarily relates to severance payments, is expected to be paid by the end of 2021.

	Balance at	2021 Activity		Balance at
	December 31, 2020	Payments	Other	March 31, 2021
TV Entertainment	$112	$(13)	$(2)	$97
Cable Networks	144	(33)	(2)	109
Filmed Entertainment	30	(5)	(4)	21
Corporate	86	(33)	(2)	51
Total	$372	$(84)	$(10)	$278
Merger-related Costs and Other Corporate Matters
During the three months ended March 31, 2020, in addition to the above-mentioned restructuring charges, we incurred $31 million of merger-related costs, consisting of transaction-related bonuses and professional fees mainly associated with integration activities.

In addition, during the three months ended March 31, 2020, we recorded accelerated depreciation expense of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger, which is recorded in “Depreciation and amortization” in the Consolidated Statement of Operations.
5) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of ViacomCBS. At March 31, 2021, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. The 80% voting interest of NAI held by the General Trust was previously held by it and another trust; each trust held 40% of the voting interest and shared the same seven voting trustees who were required to cause each of the two trusts to vote the NAI shares in the same manner. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended
	March 31,
	2021	2020
Revenues	$65	$52
Operating expenses	$4	$2

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At
	March 31, 2021	December 31, 2020
Accounts receivable	$49	$69
Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.
6) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. Beginning in the first quarter of 2021, and for all comparable prior-year periods, these categories include streaming revenues, which aligns with management’s increased focus on this revenue stream. Streaming revenues are comprised of streaming advertising and streaming subscription revenues. Streaming advertising revenues are earned from advertisements on our pay and free streaming services, including Paramount+ and Pluto TV, and from digital video advertisements on our websites and in our video content on third-party platforms (“other digital video platforms”). Streaming subscription revenues include fees for our pay streaming services, including Paramount+, Showtime OTT, BET+ and Noggin, as well as premium subscriptions to access certain video content on our websites. Accordingly, our advertising and affiliate revenue categories exclude revenues earned by our streaming services and on other digital video platforms.

	Three Months Ended
	March 31,
	2021	2020
Revenues by Type:
Advertising (a)	$2,681	$2,219
Affiliate (b)	2,075	1,968
Streaming	816	494
Theatrical	1	167
Licensing and other	1,839	1,651
Total Revenues	$7,412	$6,499
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. Our allowance for credit losses was $83 million and $85 million at March 31, 2021 and December 31, 2020, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.97 billion and $2.02 billion at March 31, 2021 and December 31, 2020, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term television licensing arrangements. Television license fee revenues are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is collected over the term of the license period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.17 billion and $1.12 billion at March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021, we recognized revenues of $465 million that were included in deferred revenues at December 31, 2020. For the three months ended March 31, 2020, we recognized revenues of $276 million that were included in deferred revenues at December 31, 2019.

Unrecognized Revenues Under Contract
At March 31, 2021, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts was $6.48 billion, of which $2.91 billion is expected to be recognized for the remainder of 2021, $2.39 billion in 2022, $778 million in 2023, and $399 million thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. During the three months ended March 31, 2021 and 2020, we recognized revenues of $80 million and $74 million, respectively, in our Filmed Entertainment segment for performance obligations satisfied, or partially satisfied, in a prior period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) DEBT
Our debt consists of the following:

	At	At
	March 31, 2021	December 31, 2020
2.250% Senior Notes due 2022	$—	$35
3.375% Senior Notes due 2022	—	415
3.125% Senior Notes due 2022	—	117
2.50% Senior Notes due 2023	—	196
3.25% Senior Notes due 2023	—	141
2.90% Senior Notes due 2023	—	242
4.25% Senior Notes due 2023	—	837
7.875% Debentures due 2023	139	139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	490	490
3.70% Senior Notes due 2024	598	598
3.50% Senior Notes due 2025	597	596
4.75% Senior Notes due 2025	1,240	1,239
4.0% Senior Notes due 2026	791	791
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	691	691
3.375% Senior Notes due 2028	495	495
3.70% Senior Notes due 2028	492	492
4.20% Senior Notes due 2029	494	493
7.875% Senior Debentures due 2030	831	831
4.95% Senior Notes due 2031	1,221	1,220
4.20% Senior Notes due 2032	970	969
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,069	1,069
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	487	487
4.375% Senior Debentures due 2043	1,117	1,116
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,232	1,232
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	540	540
4.60% Senior Notes due 2045	589	589
4.95% Senior Notes due 2050	943	942
5.875% Junior Subordinated Debentures due 2057	514	514
6.25% Junior Subordinated Debentures due 2057	643	643
Other bank borrowings	115	95
Obligations under finance leases	36	26
Total debt (a)	17,787	19,733
Less current portion of long-term debt	19	16
Total long-term debt, net of current portion	$17,768	$19,717
(a) At March 31, 2021 and December 31, 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $481 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $102 million and $107 million, respectively. The face value of our total debt was $18.37 billion and $20.33 billion at March 31, 2021 and December 31, 2020, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the three months ended March 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

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

Commercial Paper
At both March 31, 2021 and December 31, 2020, we had no outstanding commercial paper borrowings under our commercial paper program.

Credit Facility
At March 31, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of March 31, 2021.

At March 31, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At March 31, 2021 and December 31, 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $115 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At March 31, 2021 and December 31, 2020, the carrying value of our notes and debentures was $17.64 billion and $19.61 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $21.2 billion and $24.5 billion, respectively.

Investments
The fair value of our marketable securities was $20 million at March 31, 2021 which is included within “Other assets” on the Consolidated Balance Sheet.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $65 million at both March 31, 2021 and December 31, 2020. These investments are included in “Other assets” on the Consolidated Balance Sheets.

Foreign Exchange Contracts
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

At March 31, 2021 and December 31, 2020, the notional amount of all foreign exchange contracts was $1.48 billion and $1.27 billion, respectively. At March 31, 2021, $948 million related to future production costs and $535 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2020, $740 million related to future production costs and $529 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2021	2020	Financial Statement Account
Non-designated foreign exchange contracts	$1	$29	Other items, net
The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.
Fair Value Measurements
The following tables set forth our assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. We do not have any assets or liabilities that are measured at fair value on a recurring basis using level 3 inputs.

At March 31, 2021	Level 1	Level 2	Total
Assets:
Marketable securities	$20	$—	$20
Foreign currency hedges	—	15	15
Total Assets	$20	$15	$35
Liabilities:
Deferred compensation	$—	$413	$413
Foreign currency hedges	—	25	25
Total Liabilities	$—	$438	$438

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2020	Level 1	Level 2	Total
Assets:
Foreign currency hedges	$—	$20	$20
Total Assets	$—	$20	$20
Liabilities:
Deferred compensation	$—	$529	$529
Foreign currency hedges	—	39	39
Total Liabilities	$—	$568	$568
The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees. The fair value of marketable securities at March 31, 2021 was determined based on quoted market prices in active markets.
9) STOCKHOLDERS’ EQUITY
Stock Offerings
On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. We intend to use these net proceeds for general corporate purposes, including investments in streaming.

Mandatory Convertible Preferred Stock
Unless earlier converted, each share of Mandatory Convertible Preferred Stock will automatically and mandatorily convert on the mandatory conversion date, expected to be April 1, 2024, into between 1.0013 and 1.1765 shares of our Class B Common Stock, subject to customary anti-dilution adjustments. The number of shares of Class B Common Stock issuable upon conversion will be determined based on the average of the volume-weighted average price per share of our Class B Common Stock over the 20 consecutive trading day period commencing on, and including, the 21st scheduled trading day immediately preceding April 1, 2024. Holders of the Mandatory Convertible Preferred Stock (“Holders”) have the right to convert all or any portion of their shares of Mandatory Convertible Preferred Stock at any time prior to April 1, 2024 at the minimum conversion rate of 1.0013 shares of our Class B Common Stock. In addition, the conversion rate applicable to such an early conversion may, in certain circumstances, be increased to compensate Holders for certain unpaid accumulated dividends. However, if a fundamental change (as defined in the Certificate of Designations governing the Mandatory Convertible Preferred Stock) occurs on or prior to April 1, 2024, then Holders will, in certain circumstances, be entitled to convert all or a portion of their shares of Mandatory Convertible Preferred Stock at an increased conversion rate for a specified period of time and receive an amount to compensate them for unpaid accumulated dividends and any remaining future scheduled dividend payments.

The Mandatory Convertible Preferred Stock is not redeemable. However, at our option, we may purchase or otherwise acquire (including in an exchange transaction) the Mandatory Convertible Preferred Stock from time to time in the open market, by tender or exchange offer or otherwise, without the consent of, or notice to, Holders. Holders have no voting rights, with certain exceptions.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Dividends on Mandatory Convertible Preferred Stock accumulate from the most recent dividend payment date, or if no dividends have been paid, the original issue date, and will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 5.75% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of Class B Common Stock or through any combination of cash and shares of Class B Common Stock, at our election. If declared, dividends on the Mandatory Convertible Preferred Stock are payable quarterly commencing on July 1, 2021, and continuing to, and including, April 1, 2024. If we have not declared all or any portion of the accumulated and unpaid dividends by April 1, 2024, the conversion rate will be adjusted so that Holders receive an additional number of shares of our Class B Common Stock, with certain limitations. The dividend payable on the first dividend payment date is expected to be $1.5493 per share of Mandatory Convertible Preferred Stock, and each subsequent quarterly dividend is expected to be $1.4375 per share. We accumulated dividends on the Mandatory Convertible Preferred Stock of $1 million during the three months ended March 31, 2021.

Common Stock Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock, during the three months ended March 31, 2021 and 2020, resulting in total dividends of $152 million and $150 million, respectively.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2020	$(303)	$(1,509)		$(20)	$(1,832)
Other comprehensive income (loss) before reclassifications	(65)	—		2	(63)
Reclassifications to net earnings	—	13	(b)	—	13
Other comprehensive income (loss)	(65)	13		2	(50)
At March 31, 2021	$(368)	$(1,496)		$(18)	$(1,882)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2019	$(438)	$(1,507)		$(25)	$(1,970)
Other comprehensive loss before reclassifications	(87)	—		(14)	(101)
Reclassifications to net earnings	—	17	(b)	—	17
Other comprehensive income (loss)	(87)	17		(14)	(84)
At March 31, 2020	$(525)	$(1,490)		$(39)	$(2,054)
(a)Reflects cumulative translation adjustments.
(b)Reflects amortization of net actuarial losses (see Note 12). Amounts for the three months ended March 31, 2021 and 2020 are each net of a tax benefit of $5 million.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
RSUs and PSUs	$49	$47
Stock options	3	6
Compensation cost included in operating and SG&A expense	52	53
Compensation cost included in restructuring and other corporate matters (a)	—	34
Stock-based compensation expense, before income taxes	52	87
Related tax benefit	(11)	(15)
Stock-based compensation expense, net of tax benefit	$41	$72
(a) Reflects accelerations as a result of restructuring activities.
Included in net earnings from discontinued operations was stock-based compensation expense of $1 million for each of the three-month periods ended March 31, 2021 and 2020.
11) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2021, we recorded a provision for income taxes of $226 million, reflecting an effective income tax rate of 19.6%. Included in the provision for income taxes is a discrete tax benefit of $21 million, primarily consisting of tax benefits from the resolution of certain state income tax matters and excess tax benefits from the vesting or exercise of stock-based compensation awards. These items, together with a net tax benefit of $25 million for the tax impact of the loss on extinguishment of debt and gain on marketable securities, impacted the effective income tax rate by 1.9 percentage points for the three months ended March 31, 2021.

For the three months ended March 31, 2020, we recorded a provision for income taxes of $134 million, reflecting an effective income tax rate of 20.7%. Included in the provision for income taxes is a net tax benefit of $54 million for the tax impact of restructuring and other corporate matters, depreciation on abandoned technology, and other discrete tax items, which had a minimal effect on the effective income tax rate for the three months ended March 31, 2020.

ViacomCBS and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and international jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, the IRS commenced its examination of the 2017 tax year during the fourth quarter of 2019 and commenced its examination of the 2018 tax year in February 2020. For Viacom, the IRS began its examination of the 2014 and 2015 tax years in April 2017. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently believe that it is reasonably possible that the reserve for uncertain tax positions may decrease by approximately $50 million within the next 12 months primarily related to potential resolutions of matters involving multiple tax periods and jurisdictions; however, as it is difficult to predict the final outcome or timing of resolution of any particular tax matter, events could cause our current expectation to change in the future.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2021	2020	2021	2020
Components of net periodic cost (a):
Service cost	$—	$7	$—	$1
Interest cost	36	41	2	3
Expected return on plan assets	(47)	(48)	—	—
Amortization of actuarial loss (gain) (b)	24	26	(3)	(4)
Net periodic cost	$13	$26	$(1)	$—
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
The service cost component of net periodic cost is presented in the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”
13) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the three months ended March 31, 2021 and 2020 is presented below.

	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$197	$254
Net earnings	2	1
Distributions	(1)	(4)
Translation adjustment	2	(14)
Redemption value adjustment	(11)	33
Ending balance	$189	$270

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
In the first quarter of 2021, we began separately presenting streaming revenues in the categories we use to disaggregate our revenues (see Note 6).

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Advertising	$1,807	$1,288
Affiliate	693	623
Streaming	322	204
Licensing and other	689	832
TV Entertainment	3,511	2,947
Advertising	878	945
Affiliate	1,382	1,345
Streaming	494	290
Licensing and other	505	278
Cable Networks	3,259	2,858
Theatrical	1	167
Licensing and other	996	644
Filmed Entertainment	997	811
Corporate/Eliminations	(355)	(117)
Total Revenues	$7,412	$6,499
Revenues generated between segments are principally from the licensing of Filmed Entertainment and Cable Networks content to Paramount+ and licensing of Filmed Entertainment and TV Entertainment content to our cable networks. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation. Revenues earned from the licensing of content within segments, including licensing to Paramount+ within the TV Entertainment segment, are eliminated within the segment. Intercompany revenues associated with the licensing of programming to Paramount+ after the initial exhibition on our broadcast or cable networks are recorded on a straight-line basis over the term of the agreement and eliminated in consolidation.

	Three Months Ended
	March 31,
	2021	2020
Intercompany Revenues:
TV Entertainment	$72	$75
Cable Networks	78	16
Filmed Entertainment	205	26
Total Intercompany Revenues	$355	$117

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
We present operating income (loss) excluding depreciation and amortization, stock-based compensation and costs for restructuring and other corporate matters, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended
	March 31,
	2021	2020
Adjusted OIBDA:
TV Entertainment	$449	$573
Cable Networks	1,184	794
Filmed Entertainment	204	27
Corporate/Eliminations	(158)	(96)
Stock-based compensation	(52)	(53)
Depreciation and amortization	(99)	(112)
Restructuring and other corporate matters	—	(231)
Operating income	1,528	902
Interest expense	(259)	(241)
Interest income	13	14
Loss on extinguishment of debt	(128)	—
Other items, net	1	(28)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,155	647
Provision for income taxes	(226)	(134)
Equity in loss of investee companies, net of tax	(18)	(9)
Net earnings from continuing operations	911	504
Net earnings from discontinued operations, net of tax	12	15
Net earnings (ViacomCBS and noncontrolling interests)	923	519
Net earnings attributable to noncontrolling interests	(12)	(3)
Net earnings attributable to ViacomCBS	$911	$516

	At	At
	March 31, 2021	December 31, 2020
Assets:
TV Entertainment	$19,014	$19,443
Cable Networks	23,149	23,139
Filmed Entertainment	6,298	6,440
Corporate/Eliminations	4,987	2,202
Discontinued Operations	1,325	1,439
Total Assets	$54,773	$52,663

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
15) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2021, the outstanding letters of credit and surety bonds approximated $142 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at March 31, 2021 is a liability of $75 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $67 million as of March 31, 2021 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Legal Matters
General
On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation”). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the following matters are not likely, in the aggregate, to result in a material adverse effect on our business, financial condition and results of operations.

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. On January 27, 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. Discovery on the surviving claims is proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. On December 29, 2020, the Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims is proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination, discussed below, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission regarding the subject matter of this investigation and related matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2021, we had pending approximately 30,480 asbestos claims, as compared with approximately 30,710 as of December 31, 2020. During the first quarter of 2021, we received approximately 780 new claims and closed or moved to an inactive docket approximately 1,010 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
16) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2021	2020
Cash paid for interest	$316	$322

Cash paid (received) for income taxes:
Continuing operations	$(23)	$54
Discontinued operations	$—	$1

Noncash additions to operating lease assets	$5	$55
Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a variable interest entity (“VIE”). In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	March 31, 2021	December 31, 2020
Total assets	$1,435	$1,385

Total liabilities	$233	$197

	Three Months Ended
	March 31,
	2021	2020
Revenues	$71	$18

Operating income (loss)	$5	$(2)

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $36 million and $34 million for the three months ended March 31, 2021 and 2020, respectively.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of ViacomCBS Inc. should be read in conjunction with the consolidated financial statements and related notes in ViacomCBS Inc.’s Annual Report filed on Form 10-K for the year ended December 31, 2020. References in this document to “ViacomCBS,” the “Company,” “we,” “us” and “our” refer to ViacomCBS Inc.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of ViacomCBS and our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three months ended March 31, 2021 compared with the three months ended March 31, 2020.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three months ended March 31, 2021 compared with the three months ended March 31, 2020.
•Liquidity and Capital Resources—Discussion of our sources and uses of cash; cash flows for the three months ended March 31, 2021 and March 31, 2020; and of our outstanding debt, commitments and contingencies as of March 31, 2021.
•Legal Matters—Discussion of legal matters in which we are involved.

Overview
ViacomCBS is a leading global media and entertainment company that creates content and experiences for audiences worldwide.

Stock Offerings
On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. We intend to use these net proceeds for general corporate purposes, including investments in streaming.

Streaming Revenues
Beginning in the first quarter of 2021, we changed the categories we use to disaggregate revenues to include streaming revenues, in order to align with management’s increased focus on this revenue stream. Streaming revenues are comprised of streaming advertising and streaming subscription revenues. Streaming advertising revenues are earned from advertisements on our pay and free streaming services, including Paramount+ and Pluto TV, and from digital video advertisements on our websites and in our video content on third party platforms (“other digital video platforms”). Streaming subscription revenues include fees for our pay streaming services, including Paramount+, Showtime Networks’ premium subscription streaming service (“Showtime OTT”), BET+ and Noggin, as well as premium subscriptions to access certain video content on our websites. Accordingly, our advertising and affiliate revenue categories exclude revenues earned by our streaming services and on other digital video platforms. The prior year has been reclassified to conform to this presentation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2021	2020	$	%
GAAP:
Revenues	$7,412	$6,499	$913	14%
Operating income	$1,528	$902	$626	69%
Net earnings from continuing operations attributable to ViacomCBS	$899	$501	$398	79%
Diluted EPS from continuing operations attributable to ViacomCBS	$1.42	$.81	$.61	75%
Net cash flow provided by operating activities from continuing operations	$1,651	$357	$1,294	362%

Non-GAAP: (a)
Adjusted OIBDA	$1,627	$1,245	$382	31%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$961	$690	$271	39%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$1.52	$1.12	$.40	36%
Free cash flow	$1,589	$306	$1,283	419%
(a) See “Reconciliation of Non-GAAP Measures” and “Free Cash Flow” for reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the three months ended March 31, 2021, revenues increased 14% to $7.41 billion, driven by CBS’ broadcasts of Super Bowl LV and NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”) games. There were no comparable broadcasts on CBS in the first quarter of 2020 as we have the rights to broadcast the Super Bowl on a rotational basis with other networks, and the 2020 NCAA Tournament was cancelled as a result of the coronavirus disease (“COVID-19”) pandemic. Taken together, these sporting events contributed 11 percentage points of the revenue increase. The revenue comparison also benefited from 65% growth in streaming revenues, reflecting growth across our streaming services, and higher licensing revenues primarily from the licensing of film content. These increases were partially offset by the continued impact on theatrical revenues from the closure or reduced capacity of movie theaters in response to COVID-19.

Operating income for the three months ended March 31, 2021 increased 69% from the same prior-year period. This comparison was impacted by costs for restructuring and other corporate matters, which were items identified as affecting comparability in the first quarter of 2020. See “Reconciliation of Non-GAAP Measures.” Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) increased 31%, primarily driven by the revenue growth, partially offset by higher sports programming costs associated with the above-mentioned sporting events and increased investment in our streaming services.

For the three months ended March 31, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 79% and 75%, respectively, from the same prior-year period. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items impacting operating income, and for the 2021 period, a loss on extinguishment of debt and a gain on marketable securities. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS increased 39% and 36%, respectively, reflecting the higher Adjusted OIBDA. Adjusted OIBDA, adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS from continuing operations are non-GAAP financial measures. See “Reconciliation of Non-GAAP Measures” for

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
details of the items excluded from financial results, and reconciliations of adjusted results to the most directly comparable financial measures in accordance with GAAP.

We generated operating cash flow from continuing operations of $1.65 billion for the three months ended March 31, 2021 compared with $357 million for the three months ended March 31, 2020. Free cash flow for the three months ended March 31, 2021 was $1.59 billion compared with $306 million for the same prior-year period. These increases primarily reflect the benefit from the broadcast of Super Bowl LV on the CBS Television Network, higher collections, and lower spending, including the benefit from cost savings, lower income tax payments and lower payments for restructuring, merger-related costs and costs to achieve synergies. Operating cash flow from continuing operations and free cash flow included payments for restructuring, merger-related costs and costs to achieve synergies of $104 million and $172 million for the three months ended March 31, 2021 and 2020, respectively. Also included in free cash flow for 2021 are capital expenditures of $13 million associated with costs to achieve synergies. Free cash flow is a non-GAAP financial measure. See “Free Cash Flow” for a reconciliation of net cash flow provided by operating activities from continuing operations, the most directly comparable GAAP financial measure, to free cash flow.
Impact of COVID-19
The COVID-19 pandemic continues to impact the macroeconomic environment in the United States and globally, as well as certain parts of our business. Movie theaters have remained closed or have been operating at reduced capacity and as a result, we rescheduled the theatrical release of certain films, and licensed others to our owned or third-party streaming services. We are not able to predict when or whether movie theaters will reopen at scale, the level at which consumers will return, and when or whether revenues from theatrical releases will be comparable to historical levels. Additionally, while production of our television and film content has resumed, the delays caused by COVID-19 continue to impact the level of content available for airing on our broadcast and cable networks, streaming services, and for our licensing customers. Because of the uncertain nature of the pandemic, including its impact on the current and future global macroeconomic environment, we are unable to predict the magnitude of the future effects on our business, financial condition and results of operations.
Reconciliation of Non-GAAP Measures
Results for the three months ended March 31, 2021 and 2020 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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
The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended
	March 31,
	2021	2020
Operating income (GAAP)	$1,528	$902
Depreciation and amortization (a)	99	112
Restructuring and other corporate matters (b)	—	231
Adjusted OIBDA (Non-GAAP)	$1,627	$1,245
(a) The three months ended March 31, 2020 includes accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the merger of Viacom Inc. with and into CBS Corporation (the “Merger”).
(b) See notes on the following tables for additional information on items affecting comparability.

	Three Months Ended March 31, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,155	$(226)	$899	$1.42
Items affecting comparability:
Loss on extinguishment of debt	128	(30)	98	.16
Gain on marketable securities	(20)	5	(15)	(.03)
Discrete tax items (a)	—	(21)	(21)	(.03)
Adjusted (Non-GAAP)	$1,263	$(272)	$961	$1.52
(a) Primarily reflects tax benefits from the resolution of certain state income tax matters and excess tax benefits from the vesting or exercise of stock-based compensation awards.

	Three Months Ended March 31, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$647	$(134)	$501	$.81
Items affecting comparability:
Restructuring and other corporate matters (a)	231	(47)	184	.30
Depreciation of abandoned technology (b)	12	(3)	9	.02
Discrete tax items	—	(4)	(4)	(.01)
Adjusted (Non-GAAP)	$890	$(188)	$690	$1.12
(a) Primarily reflects severance and exit costs as well as other costs related to the Merger.
(b) Reflects accelerated depreciation for technology that was abandoned in connection with synergy plans related to the Merger.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations

Three Months Ended March 31, 2021 versus Three Months Ended March 31, 2020
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2021		2020		$	%
Advertising (a)	$2,681	36%	$2,219	34%	$462	21%
Affiliate (b)	2,075	28	1,968	30	107	5
Streaming	816	11	494	8	322	65
Theatrical	1	—	167	3	(166)	(99)
Licensing and other	1,839	25	1,651	25	188	11
Total Revenues	$7,412	100%	$6,499	100%	$913	14%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Advertising
For the three months ended March 31, 2021, the increase in advertising revenues of 21% was driven by CBS’ broadcasts of Super Bowl LV and NCAA Tournament games. There were no comparable broadcasts on CBS in the first quarter of 2020 as we have the rights to broadcast the Super Bowl on a rotational basis with other networks, and the 2020 NCAA Tournament was cancelled as a result of COVID-19. This increase was partially offset by lower linear impressions for our cable and broadcast networks, and lower political advertising, reflecting the benefit to 2020 from the U.S. Presidential election.

Advertising revenues for the second quarter of 2021 will benefit from CBS’ broadcast of the semi-finals and finals of the NCAA Tournament. Under agreements with the NCAA and Turner Broadcasting System, Inc. (“Turner”), CBS has the rights to broadcast these games every other year through 2032, and in each year the games in the preceding rounds of the tournament are shared between CBS and Turner. We also expect to see a continued negative impact from lower political advertising during the remainder of 2021, particularly in the second half of the year.

In March 2021, we reached an agreement with the National Football League (“NFL”) to extend our rights to broadcast American Football Conference (AFC) regular season and post-season games, which include wildcard, divisional playoff and championship games, on the CBS Television Network and to stream these games live on Paramount+. The contract begins with the 2023 season and extends through the 2033 season, and includes the rights to the Super Bowl in 2024, 2028 and 2032, as well as certain expanded rights across ViacomCBS networks and platforms. The NFL has a one-time right to terminate the agreement after the 2029 season.

Affiliate
For the three months ended March 31, 2021, affiliate revenues increased 5%, reflecting higher fees received from television stations affiliated with the CBS Television Network (“reverse compensation”) and retransmission fee revenues, and the launch of our basic cable networks on a virtual multichannel video programming distributor (“vMVPD”) in mid-2020, partially offset by lower affiliate fees for our cable networks from MVPDs. The increase in reverse compensation and retransmission fee revenues was driven by annual contractual increases and contract renewals with television stations affiliated with the CBS Television Network, MVPDs and vMVPDs. The decline in cable affiliate fees from MVPDs reflects subscriber declines, partially offset by rate increases.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Streaming

	Three Months Ended March 31,
			Increase/(Decrease)
Streaming Revenues by Type	2021	2020	$	%
Advertising	$428	$265	$163	62%
Subscription	388	229	159	69
Total Streaming Revenues	$816	$494	$322	65%
For the three months ended March 31, 2021, the 62% growth in streaming advertising revenues was driven by higher advertising on our streaming services, Pluto TV and Paramount+, and growth on other digital video platforms, including the benefit from advertising during the Super Bowl LV live stream. Global monthly active users (MAUs) for Pluto TV were 49.5 million at March 31, 2021, an increase of 90% from 26.0 million at March 31, 2020. The 69% growth in streaming subscription revenues reflects a 63% increase in global streaming subscribers to 35.9 million at March 31, 2021 from 22.0 million at March 31, 2020. Global streaming subscribers include customers who access our domestic or international streaming services, either directly through our owned and operated apps and websites, or through third-party distributors.

Theatrical
The decline in theatrical revenues for the three months ended March 31, 2021 reflects the impact from the closure or reduction in capacity of movie theaters in response to COVID-19 throughout the first quarter of 2021.

Licensing and Other
For the three months ended March 31, 2021, licensing and other revenues increased 11%, primarily reflecting growth from domestic licensing arrangements, including for the films Coming 2 America and Tom Clancy’s Without Remorse, and for library programming. The increase was partially offset by a lower volume of licensing of current series internationally as a result of production delays, which were principally caused by COVID-19.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2021		2020		$	%
Production and programming	$3,136	72%	$2,627	66%	$509	19%
Participations and residuals	588	13	474	12	114	24
Distribution and other	639	15	855	22	(216)	(25)
Total Operating Expenses	$4,363	100%	$3,956	100%	$407	10%
Production and Programming
For the three months ended March 31, 2021, the increase in production and programming expenses of 19% primarily reflects costs associated with CBS’ broadcasts of the above-mentioned noncomparable sporting events, as well as increased investment in programming for our streaming services. These increases were partially offset by lower costs for network and cable series as a result of fewer hours of original programming because of the above-mentioned production delays.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Participations and Residuals
For the three months ended March 31, 2021, participation and residual costs increased 24%, primarily driven by participations relating to the higher licensing revenues.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including print and advertising for theatrical releases and costs paid to third-party distributors; compensation; revenue-sharing costs; and other ancillary and overhead costs associated with our operations. For the three months ended March 31, 2021, distribution and other expenses decreased 25%, primarily reflecting costs in the first quarter of 2020 to support theatrical releases, including Sonic the Hedgehog, as well as other anticipated releases. Distribution costs in the 2021 period were lower as a result of the closure or reduced capacity of movie theaters due to COVID-19.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Selling, general and administrative expenses	$1,422	$1,298	10%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. For the three months ended March 31, 2021, SG&A expenses increased 10% driven by advertising and marketing costs to support the growth and expansion of our streaming services, including the launch of Paramount+.

Depreciation and Amortization

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Depreciation and amortization	$99	$112	(12)%
Depreciation expenses for the three months ended March 31, 2020 included accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger.

Restructuring and Other Corporate Matters
During the three months ended March 31, 2020, we recorded restructuring charges of $200 million associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges consisted of $174 million of severance costs, including the accelerated vesting of stock-based compensation, and $26 million of exit costs resulting from the termination of contractual obligations. During the three months ended March 31, 2020, we also incurred $31 million of merger-related costs, consisting of transaction-related bonuses and professional fees mainly associated with integration activities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Interest Expense/Income

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Interest expense	$(259)	$(241)	7%
Interest income	$13	$14	(7)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of March 31, 2021 and 2020.

	At March 31,
		Weighted Average		Weighted Average
	2021	Interest Rate	2020	Interest Rate
Total long-term debt	$17,636	4.93%	$17,982	4.70%
Other bank borrowings	$115	3.50%	$—	n/a
Commercial paper	$—	n/a	$312	2.18%
Short-term bank borrowings	$—	n/a	$200	2.45%
n/a - not applicable
Loss on Extinguishment of Debt
For the three months ended March 31, 2021, the loss on extinguishment of debt of $128 million reflects pre-tax losses associated with the early redemption of $1.99 billion of our long-term debt.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended March 31,
	2021	2020
Pension and postretirement benefit costs	$(12)	$(17)
Foreign exchange loss	(8)	(12)
Gain on marketable securities	20	—
Other	1	1
Other items, net	$1	$(28)
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2021, we recorded a provision for income taxes of $226 million, reflecting an effective income tax rate of 19.6%. Included in the provision for income taxes is a discrete tax benefit of $21 million, primarily consisting of tax benefits from the resolution of certain state income tax matters and excess tax benefits from the vesting or exercise of stock-based compensation awards. These items, together with a net tax benefit of $25 million for the tax impact of the loss on extinguishment of debt and gain on marketable securities, impacted the effective income tax rate by 1.9 percentage points for the three months ended March 31, 2021.

For the three months ended March 31, 2020, we recorded a provision for income taxes of $134 million, reflecting an effective income tax rate of 20.7%. Included in the provision for income taxes is a net tax benefit of $54 million

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
for the tax impact of restructuring and other corporate matters, depreciation on abandoned technology, and other discrete tax items, which had a minimal effect on the effective income tax rate for the three months ended March 31, 2020.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Equity in loss of investee companies	$(32)	$(16)	(100)%
Tax benefit	14	7	100
Equity in loss of investee companies, net of tax	$(18)	$(9)	(100)%
Net Earnings from Discontinued Operations
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House LLC, a wholly owned subsidiary of Bertelsmann SE & Co. KGaA. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2021 and 2020, which primarily reflects the results of Simon & Schuster.

	Three Months Ended
	March 31,
	2021	2020
Revenues	$185	$170
Costs and expenses:
Operating	120	99
Selling, general and administrative	38	43
Depreciation and amortization	—	1
Restructuring charges	—	2
Total costs and expenses (a)	158	145
Operating income	27	25
Other items, net	(2)	(5)
Earnings from discontinued operations	25	20
Income tax provision (b)	(13)	(5)
Net earnings from discontinued operations, net of tax	$12	$15
(a) The three months ended March 31, 2020 includes $10 million for the release of indemnification obligations for leases relating to a previously disposed business.
(b) The three months ended March 31, 2021 and 2020 include tax provisions of $7 million and $2 million, respectively, related to previously disposed businesses.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Net earnings from continuing operations attributable to ViacomCBS	$899	$501	79%
Diluted EPS from continuing operations attributable to ViacomCBS	$1.42	$.81	75%
For the three months ended March 31, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 79% and 75%, respectively, primarily driven by the increase in operating income.
Segment Results of Operations
We present operating income (loss) excluding depreciation and amortization, stock-based compensation and costs for restructuring and other corporate matters, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 14 to the consolidated financial statements.

During the fourth quarter of 2020, we entered into an agreement to sell Simon & Schuster, which was previously reported as the Publishing segment. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2021		2020		$	%
Revenues:
TV Entertainment	$3,511	47%	$2,947	45%	$564	19%
Cable Networks	3,259	44	2,858	44	401	14
Filmed Entertainment	997	14	811	13	186	23
Corporate/Eliminations	(355)	(5)	(117)	(2)	(238)	(203)
Total Revenues	$7,412	100%	$6,499	100%	$913	14%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
			Increase/(Decrease)
	2021	2020	$	%
Adjusted OIBDA:
TV Entertainment	$449	$573	$(124)	(22)%
Cable Networks	1,184	794	390	49
Filmed Entertainment	204	27	177	656
Corporate/Eliminations	(158)	(96)	(62)	(65)
Stock-based compensation	(52)	(53)	1	2
Total Adjusted OIBDA	1,627	1,245	382	31
Depreciation and amortization	(99)	(112)	13	12
Restructuring and other corporate matters	—	(231)	231	n/m
Total Operating Income	$1,528	$902	$626	69%
n/m - not meaningful
TV Entertainment (CBS Television Network; CBS Studios; CBS Media Ventures; streaming services, including Paramount+ and CBSN; CBS Sports Network and CBS Television Stations)

	Three Months Ended March 31,
			Increase/(Decrease)
TV Entertainment	2021	2020	$	%
Advertising (a)	$1,807	$1,288	$519	40%
Affiliate (b)	693	623	70	11
Streaming	322	204	118	58
Licensing and other	689	832	(143)	(17)
Revenues	$3,511	$2,947	$564	19%

Adjusted OIBDA	$449	$573	$(124)	(22)%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the three months ended March 31, 2021, the 19% increase in revenues primarily reflects growth in advertising, driven by CBS’ broadcasts of tentpole sporting events, and subscriber growth at Paramount+, partially offset by the timing of licensing.

Advertising
The 40% increase in advertising revenues was driven by CBS’ broadcasts of Super Bowl LV and NCAA Tournament games in the first quarter of 2021 with no comparable broadcasts on CBS in the first quarter of 2020. The Super Bowl is broadcast on the CBS Television Network on a rotational basis with other networks and the 2020 NCAA Tournament was cancelled as a result of COVID-19. This increase was partially offset by lower linear impressions on the CBS Television Network, and lower political advertising, reflecting the benefit to 2020 from the U.S. Presidential election.

Affiliate
Affiliate revenues grew 11%, reflecting growth in reverse compensation and retransmission fee revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Streaming
Streaming revenues increased 58%, primarily reflecting subscriber growth at Paramount+, and revenues from advertising during the Super Bowl LV live stream and associated coverage on CBS Sports’ digital properties.

Licensing and Other
Licensing and other revenues decreased 17%, mainly due to a lower volume of licensing of current series internationally and programming produced for third-parties as a result of production delays, which were principally caused by COVID-19.

Adjusted OIBDA
Adjusted OIBDA decreased 22%, reflecting our increased investment in Paramount+, including higher content and marketing costs.
Cable Networks (Premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian Channel, among others; streaming services including Pluto TV, Showtime OTT, Noggin and BET+; ViacomCBS Networks International, including Channel 5, Telefe and Network 10)

	Three Months Ended March 31,
			Increase/(Decrease)
Cable Networks	2021	2020	$	%
Advertising (a)	$878	$945	$(67)	(7)%
Affiliate (b)	1,382	1,345	37	3
Streaming	494	290	204	70
Licensing and other	505	278	227	82
Revenues	$3,259	$2,858	$401	14%

Adjusted OIBDA	$1,184	$794	$390	49%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the three months ended March 31, 2021, the 14% increase in revenues was primarily driven by higher licensing to streaming services, including Paramount+, and growth in streaming advertising and streaming subscription revenues.

Advertising
The 7% decrease in advertising revenues was primarily driven by a decline in domestic advertising partially offset by higher international advertising, including a 2 percentage point favorable impact of foreign exchange rate changes on total advertising revenues. The decrease in domestic advertising revenues was driven by lower linear impressions, partially offset by higher pricing.

Affiliate
The 3% growth in affiliate revenues was primarily driven by the launch of our basic cable networks on a vMVPD in mid-2020 and contractual rate increases. These increases were partially offset by declines in traditional MVPD subscribers.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Streaming
The 70% increase in streaming revenues was driven by advertising revenue growth from our free streaming service, Pluto TV, and other digital video platforms, as well as growth in subscribers for our subscription streaming services, including Showtime OTT, BET+ and Noggin.

Licensing and Other
The 82% increase in licensing and other revenues was primarily driven by higher revenues from the licensing to streaming services, including our subscription streaming service, Paramount+.

Adjusted OIBDA
Adjusted OIBDA increased 49%, primarily driven by the revenue growth. Cable Networks expenses increased 1% reflecting higher participations associated with the growth in licensing revenues, which were substantially offset by lower advertising expenses because of the broadcast of fewer original programs, and savings from restructuring activities.
Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios, and Miramax)

	Three Months Ended March 31,
			Increase/(Decrease)
Filmed Entertainment	2021	2020	$	%
Theatrical	$1	$167	$(166)	(99)%
Licensing and other	996	644	352	55
Revenues	$997	$811	$186	23%

Adjusted OIBDA	$204	$27	$177	656%
Revenues
For the three months ended March 31, 2021, the 23% increase in revenues reflects growth in licensing revenues partially offset by the impact from the closure or reduction in capacity of movie theaters in response to COVID-19.

Theatrical
The decline in theatrical revenues for the three months ended March 31, 2021 reflects the impact from the closure or reduction in capacity of movie theaters in the first quarter of 2021, while the prior-year quarter benefited from the theatrical release of Sonic the Hedgehog.

Licensing and Other
The 55% increase in licensing and other revenues was primarily driven by the licensing of Coming 2 America and Tom Clancy’s Without Remorse to third parties, the licensing of The SpongeBob Movie: Sponge on the Run to Paramount+, as well as higher revenues from the licensing of television programming and Miramax titles.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA increased $177 million primarily reflecting higher profits associated with the licensing of films, compared to the prior-year period, which included higher distribution costs associated with theatrical releases during the first quarter of 2020, as well as other anticipated releases. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows generated from operating activities available to meet these needs. Our operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, leases, interest payments, income tax payments and pension funding obligations. Our investing and financing spending includes capital expenditures, investments and acquisitions, share repurchases, dividends and principal payments on our outstanding indebtedness. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.
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

Funding for our long-term debt obligations due over the next five years of $4.03 billion as of March 31, 2021 is expected to come from our ability to refinance our debt, cash generated from operating activities, and proceeds from non-core asset sales.

During 2020, we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, and expect to use proceeds from the sale to invest in our strategic growth priorities, including in streaming, as well as to fund dividends and pay down debt. The sale is expected to close in 2021, subject to customary closing conditions and regulatory approvals.

On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. We intend to use these net proceeds for general corporate purposes, including investments in streaming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Dividends on Mandatory Convertible Preferred Stock accumulate from the most recent dividend payment date, or if no dividends have been paid, the original issue date, and will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 5.75% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of Class B Common Stock or through any combination of cash and shares of Class B Common Stock, at our election. If declared, dividends on the Mandatory Convertible Preferred Stock are payable quarterly commencing on July 1, 2021, and continuing to, and including, April 1, 2024. The dividend payable on the first dividend payment date is expected to be $1.5493 per share of Mandatory Convertible Preferred Stock, and each subsequent quarterly dividend is expected to be $1.4375 per share.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Three Months Ended March 31,
	2021	2020	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$1,651	$357	$1,294
Discontinued operations	72	(1)	73
Cash flow provided by operating activities	1,723	356	1,367
Cash flow provided by investing activities	86	49	37
Cash flow provided by (used for) financing activities	723	(479)	1,202
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19)	(29)	10
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,513	$(103)	$2,616
Operating Activities. For the three months ended March 31, 2021, the increase in cash flow provided by operating activities from continuing operations was mainly driven by the benefit from the broadcast of Super Bowl LV on the CBS Television Network, higher collections, and lower spending, including the benefit from cost savings, lower income tax payments and lower payments for restructuring, merger-related costs and costs to achieve synergies. Cash taxes from continuing operations was a net receipt of $23 million in the first quarter of 2021, compared to a net payment of $54 million in the first quarter of 2020. The net cash received in 2021 was the result of film tax credit receipts in excess of tax payments.
Cash provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.
Investing Activities

	Three Months Ended March 31,
	2021	2020
Investments (a)	$(40)	$(46)
Capital expenditures	(62)	(51)
Proceeds from sale of investments (b)	213	146
Other investing activities	(25)	—
Cash flow provided by investing activities	$86	$49
(a) Primarily includes our investment in The CW.
(b) 2021 reflects proceeds received from the sale of our investment in fuboTV, Inc. during the fourth quarter of 2020. 2020 reflects the sale of marketable securities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Financing Activities

	Three Months Ended March 31,
	2021	2020
Repayments of short-term debt borrowings, net	$—	$(186)
Repayment of long-term debt	(2,117)	—
Dividends paid on common stock	(151)	(152)
Proceeds from issuance of preferred stock	983	—
Proceeds from issuance of common stock	1,672	—
Purchase of Company common stock	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(35)	(50)
Proceeds from exercise of stock options	408	5
Other financing activities	(37)	(38)
Cash flow provided by (used for) financing activities	$723	$(479)
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents a reconciliation of our net cash flow provided by operating activities from continuing operations to free cash flow.

	Three Months Ended
	March 31,
	2021	2020
Net cash flow provided by operating activities from continuing operations (GAAP)	$1,651	$357
Capital expenditures	(62)	(51)
Free cash flow (Non-GAAP)	$1,589	$306
Common Stock Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock, during the three months ended March 31, 2021 and 2020, resulting in total dividends of $152 million and $150 million, respectively.
Capital Structure
The following table sets forth our debt.

	At	At
	March 31, 2021	December 31, 2020
Senior debt (2.250%-7.875% due 2022-2050)	$16,479	$18,455
Junior debt (5.875%-6.25% due 2057)	1,157	1,157
Other bank borrowings	115	95
Obligations under finance leases	36	26
Total debt (a)	17,787	19,733
Less current portion of long-term debt	19	16
Total long-term debt, net of current portion	$17,768	$19,717
(a) At March 31, 2021 and December 31, 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $481 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $102 million and $107 million, respectively. The face value of our total debt was $18.37 billion and $20.33 billion at March 31, 2021 and December 31, 2020, respectively.

During the three months ended March 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

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

Commercial Paper
At both March 31, 2021 and December 31, 2020, we had no outstanding commercial paper borrowings under our commercial paper program.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
At March 31, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of March 31, 2021.

At March 31, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At March 31, 2021 and December 31, 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $115 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2021, the outstanding letters of credit and surety bonds approximated $142 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at March 31, 2021 is a liability of $75 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $67 million as of March 31, 2021 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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
Legal Matters
General
On an ongoing basis, we vigorously defend ourselves in numerous lawsuits and proceedings and respond to various investigations and inquiries from federal, state, local and international authorities (collectively, “litigation”). Litigation may be brought against us without merit, is inherently uncertain and always difficult to predict. However, based on our understanding and evaluation of the relevant facts and circumstances, we believe that the following matters are not likely, in the aggregate, to result in a material adverse effect on our business, financial condition and results of operations.

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and nominal defendant ViacomCBS Inc. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. On January 27, 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. Discovery on the surviving claims is proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the Viacom special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. On December 29, 2020, the Court dismissed the claims against Mr. Bakish, while

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously. We are currently unable to determine a range of potential liability, if any. Accordingly, no accrual for this matter has been made in our consolidated financial statements.

Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination, discussed below, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission regarding the subject matter of this investigation and related matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2021, we had pending approximately 30,480 asbestos claims, as compared with approximately 30,710 as of December 31, 2020. During the first quarter of 2021, we received approximately 780 new claims and closed or moved to an inactive docket approximately 1,010 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our critical accounting policies.

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: changes in consumer behavior, as well as evolving technologies, distribution platforms and packaging; the impact on our advertising revenues of changes in consumers’ content viewership, deficiencies in audience measurement and advertising market conditions; our ability to maintain attractive brands and our reputation, and to offer popular programming and other content; increased costs for programming, films and other rights; competition for content, audiences, advertising and distribution; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; the risks and costs associated with the integration of the CBS Corporation and Viacom Inc. businesses and investments in new businesses, products, services and technologies, including our streaming initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; the impact of COVID-19 (and other widespread health emergencies or pandemics) and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
measures taken in response thereto; domestic and global political, economic and/or regulatory factors affecting our businesses generally; liabilities related to discontinued operations and former businesses; the loss of key talent and strikes and other union activity; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the first quarter of 2021, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at March 31, 2021.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
(a)
Certificate of Designations of the 5.75% Series A Mandatory Convertible Preferred Stock filed with the Secretary of State of the State of Delaware on March 25, 2021 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed on March 26, 2021) (File No. 001-09553).

(4)		Instruments defining the rights of security holders, including indentures
(a)
Specimen Certificate of the Mandatory Convertible Preferred Stock (included in Exhibit 3(a) above) (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed on March 26, 2021) (File No. 001-09553).

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

VIACOMCBS INC. (Registrant)

Date: May 6, 2021	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: May 6, 2021	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer