Form 10-Q
period 2021-06-30
ViacomCBS Inc.
filed 2021-08-05
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at August 2, 2021:
Class A Common Stock, par value $.001 per share— 40,707,517
Class B Common Stock, par value $.001 per share— 605,813,492

VIACOMCBS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$6,564	$6,075	$13,976	$12,574
Costs and expenses:
Operating	3,865	3,361	8,228	7,317
Selling, general and administrative	1,459	1,183	2,881	2,481
Depreciation and amortization	95	122	194	234
Restructuring and other corporate matters	35	158	35	389
Total costs and expenses	5,454	4,824	11,338	10,421
Net gain on sales	116	—	116	—
Operating income	1,226	1,251	2,754	2,153
Interest expense	(243)	(263)	(502)	(504)
Interest income	13	11	26	25
Net gains from investments	32	32	52	32
Loss on extinguishment of debt	—	(103)	(128)	(103)
Other items, net	(10)	(26)	(29)	(54)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,018	902	2,173	1,549
(Provision) benefit for income taxes	34	(192)	(192)	(326)
Equity in loss of investee companies, net of tax	(44)	(12)	(62)	(21)
Net earnings from continuing operations	1,008	698	1,919	1,202
Net earnings from discontinued operations, net of tax	41	28	53	43
Net earnings (ViacomCBS and noncontrolling interests)	1,049	726	1,972	1,245
Net earnings attributable to noncontrolling interests	(13)	(245)	(25)	(248)
Net earnings attributable to ViacomCBS	$1,036	$481	$1,947	$997

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$995	$453	$1,894	$954
Net earnings from discontinued operations, net of tax	41	28	53	43
Net earnings attributable to ViacomCBS	$1,036	$481	$1,947	$997

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$1.52	$.74	$2.96	$1.55
Net earnings from discontinued operations	$.06	$.05	$.08	$.07
Net earnings	$1.58	$.78	$3.05	$1.62

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$1.50	$.73	$2.93	$1.55
Net earnings from discontinued operations	$.06	$.05	$.08	$.07
Net earnings	$1.56	$.78	$3.01	$1.62

Weighted average number of common shares outstanding:
Basic	646	615	634	615
Diluted	662	617	647	617
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net earnings (ViacomCBS and noncontrolling interests)	$1,049	$726	$1,972	$1,245
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	11	31	(55)	(59)
Net actuarial loss and prior service costs	16	18	29	35
Other comprehensive income (loss) from continuing operations, net of tax (ViacomCBS and noncontrolling interests)	27	49	(26)	(24)
Other comprehensive income (loss) from discontinued operations	3	6	5	(8)
Comprehensive income	1,079	781	1,951	1,213
Less: Comprehensive income attributable to noncontrolling interests	14	245	25	245
Comprehensive income attributable to ViacomCBS	$1,065	$536	$1,926	$968
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$5,375	$2,984
Receivables, net	6,824	7,017
Programming and other inventory	1,419	1,757
Prepaid expenses and other current assets	1,089	1,391
Current assets of discontinued operations	547	630
Total current assets	15,254	13,779
Property and equipment, net	1,979	1,994
Programming and other inventory	11,421	10,363
Goodwill	16,601	16,612
Intangible assets, net	2,805	2,826
Operating lease assets	1,440	1,602
Deferred income tax assets, net	1,235	993
Other assets	3,658	3,657
Assets held for sale	—	28
Assets of discontinued operations	811	809
Total Assets	$55,204	$52,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$602	$571
Accrued expenses	1,828	1,714
Participants’ share and royalties payable	2,176	2,005
Accrued programming and production costs	1,168	1,141
Deferred revenues	1,104	978
Debt	17	16
Other current liabilities	1,230	1,391
Current liabilities of discontinued operations	461	480
Total current liabilities	8,586	8,296
Long-term debt	17,703	19,717
Participants’ share and royalties payable	1,326	1,317
Pension and postretirement benefit obligations	2,025	2,098
Deferred income tax liabilities, net	888	778
Operating lease liabilities	1,472	1,583
Program rights obligations	188	243
Other liabilities	1,960	2,158
Liabilities of discontinued operations	210	220
Redeemable noncontrolling interest	190	197

Commitments and contingencies (Note 15)

ViacomCBS stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2021) and 52 (2020) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,108 (2021) and 1,068 (2020) shares issued	1	1
Additional paid-in capital	32,901	29,785
Treasury stock, at cost; 503 (2021 and 2020) Class B shares	(22,958)	(22,958)
Retained earnings	12,007	10,375
Accumulated other comprehensive loss	(1,853)	(1,832)
Total ViacomCBS stockholders’ equity	20,098	15,371
Noncontrolling interests	558	685
Total Equity	20,656	16,056
Total Liabilities and Equity	$55,204	$52,663
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2021	2020
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$1,972	$1,245
Less: Net earnings from discontinued operations, net of tax	53	43
Net earnings from continuing operations	1,919	1,202
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	194	234
Deferred tax (benefit) provision	(110)	227
Stock-based compensation	101	143
Net gain on sales	(116)	—
Gains from investments	(52)	(32)
Loss on extinguishment of debt	128	103
Equity in loss of investee companies, net of tax and distributions	62	22
Change in assets and liabilities	(424)	(741)
Net cash flow provided by operating activities from continuing operations	1,702	1,158
Net cash flow provided by (used for) operating activities from discontinued operations	89	(7)
Net cash flow provided by operating activities	1,791	1,151
Investing Activities:
Investments	(114)	(60)
Capital expenditures	(138)	(131)
Acquisitions, net of cash acquired	—	(141)
Proceeds from dispositions	408	146
Other investing activities	(25)	—
Net cash flow provided by (used for) investing activities from continuing operations	131	(186)
Net cash flow used for investing activities from discontinued operations	(2)	(1)
Net cash flow provided by (used for) investing activities	129	(187)
Financing Activities:
Repayments of short-term debt borrowings, net	—	(698)
Proceeds from issuance of long-term debt	—	4,370
Repayment of long-term debt	(2,200)	(2,535)
Dividends paid on common stock	(302)	(301)
Proceeds from issuance of preferred stock	983	—
Proceeds from issuance of common stock	1,672	—
Purchase of Company common stock	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(49)	(59)
Proceeds from exercise of stock options	408	—
Other financing activities	(161)	(70)
Net cash flow provided by financing activities	351	649
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(17)
Net increase in cash, cash equivalents and restricted cash	2,263	1,596
Cash, cash equivalents and restricted cash at beginning of period (includes $135 (2021) and $202 (2020) of restricted cash)	3,119	834
Cash, cash equivalents and restricted cash at end of period (includes $7 (2021) and $142 (2020) of restricted cash)	$5,382	$2,430
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended June 30, 2021
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
March 31, 2021	10	—	646	$1	$32,866	$(22,958)	$11,144	$(1,882)	$19,171	$672	$19,843
Stock-based compensation activity	—	—	—	—	35	—	—	—	35	—	35
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(158)	—	(158)	—	(158)
Noncontrolling interests	—	—	—	—	—	—	(1)	—	(1)	(128)	(129)
Net earnings	—	—	—	—	—	—	1,036	—	1,036	13	1,049
Other comprehensive income	—	—	—	—	—	—	—	29	29	1	30
June 30, 2021	10	$—	646	$1	$32,901	$(22,958)	$12,007	$(1,853)	$20,098	$558	$20,656

	Six Months Ended June 30, 2021
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2020	—	$—	617	$1	$29,785	$(22,958)	$10,375	$(1,832)	$15,371	$685	$16,056
Stock-based compensation activity	—	—	9	—	461	—	—	—	461	—	461
Stock issuances	10	—	20	—	2,655	—	—	—	2,655	—	2,655
Preferred stock dividends	—	—	—	—	—	—	(15)	—	(15)	—	(15)
Common stock dividends	—	—	—	—	—	—	(310)	—	(310)	—	(310)
Noncontrolling interests	—	—	—	—	—	—	10	—	10	(152)	(142)
Net earnings	—	—	—	—	—	—	1,947	—	1,947	25	1,972
Other comprehensive loss	—	—	—	—	—	—	—	(21)	(21)	—	(21)
June 30, 2021	10	$—	646	$1	$32,901	$(22,958)	$12,007	$(1,853)	$20,098	$558	$20,656
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended June 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests		Total Equity
	(Shares)
March 31, 2020	615	$1	$29,633	$(22,958)	$8,827	$(2,054)	$13,449	$72		$13,521
Stock-based compensation activity	1	—	47	—	—	—	47	—		47
Common stock dividends	—	—	—	—	(150)	—	(150)	—		(150)
Noncontrolling interests	—	—	—	—	(8)	—	(8)	359	(a)	351
Net earnings	—	—	—	—	481	—	481	245		726
Other comprehensive income	—	—	—	—	—	55	55	—		55
June 30, 2020	616	$1	$29,680	$(22,958)	$9,150	$(1,999)	$13,874	$676		$14,550

	Six Months Ended June 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests		Total Equity
	(Shares)
December 31, 2019	615	$1	$29,590	$(22,908)	$8,494	$(1,970)	$13,207	$82		$13,289
Stock-based compensation activity	2	—	90	—	—	—	90	—		90
Class B Common Stock purchased	(1)	—	—	(50)	—	—	(50)	—		(50)
Common stock dividends	—	—	—	—	(300)	—	(300)	—		(300)
Noncontrolling interests	—	—		—	(41)	—	(41)	349	(a)	308
Net earnings	—	—	—	—	997	—	997	248		1,245
Other comprehensive loss	—	—	—	—	—	(29)	(29)	(3)		(32)
June 30, 2020	616	$1	$29,680	$(22,958)	$9,150	$(1,999)	$13,874	$676		$14,550
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

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Net Earnings per Common Share—Basic net earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings available to common stockholders is calculated as net earnings from continuing operations or net earnings, as applicable, adjusted to include preferred stock dividends accumulated during the period. During the three and six months ended June 30, 2021, we accumulated dividends of $14 million and $15 million, respectively, on the 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) that was issued during the first quarter of 2021 (see Note 9).

Weighted average shares for diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) or performance stock units (“PSUs”) only in the periods in which such effect would have been dilutive. Diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
mentioned accumulated preferred stock dividend adjustment to net earnings available to common stockholders. Excluded from the calculation of diluted EPS because their inclusion would have been anti-dilutive, were stock options and RSUs of 7 million and 5 million for the three and six months ended June 30, 2021, respectively, and stock options and RSUs of 25 million and 26 million for the three and six months ended June 30, 2020, respectively.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2021	2020	2021	2020
Weighted average shares for basic EPS	646	615	634	615
Dilutive effect of shares issuable under stock-based compensation plans	4	2	7	2
Dilutive effect of Mandatory Convertible Preferred Stock	12	—	6	—
Weighted average shares for diluted EPS	662	617	647	617
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
2) DISPOSITIONS
During the second quarter of 2021, we recognized a net gain on sales of $116 million, principally relating to the sale of a noncore trademark licensing operation.
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

The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2021 and 2020, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$219	$200	$404	$370
Costs and expenses:
Operating	127	120	247	219
Selling, general and administrative	38	39	76	82
Depreciation and amortization	—	2	—	3
Restructuring charges	—	—	—	2
Total costs and expenses (a)	165	161	323	306
Operating income	54	39	81	64
Other items, net	—	—	(2)	(5)
Earnings from discontinued operations	54	39	79	59
Income tax provision (b)	(13)	(11)	(26)	(16)
Net earnings from discontinued operations, net of tax	$41	$28	$53	$43
(a) Included in total costs and expenses are the release of indemnification obligations for leases relating to a previously disposed business of $2 million for each of the three and six months ended June 30, 2021 and $4 million and $14 million for the three and six months ended June 30, 2020, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $7 million for the six months ended June 30, 2021 and $1 million and $3 million for the three and six months ended June 30, 2020, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	June 30, 2021	December 31, 2020
Receivables, net	$339	$447
Other current assets	208	183
Goodwill	435	435
Property and equipment, net	43	42
Operating lease assets	192	191
Other assets	141	141
Total Assets	$1,358	$1,439
Royalties payable	$129	$131
Other current liabilities	332	349
Operating lease liabilities	189	194
Other liabilities	21	26
Total Liabilities	$671	$700
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at June 30, 2021 and December 31, 2020, grouped by type and predominant monetization strategy.

	At	At
	June 30, 2021	December 31, 2020
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$2,983	$3,413
Film inventory:
In process and other	47	—
Internally-produced television programming:
Released	2,760	2,558
In process and other	2,467	1,682

Individual Monetization:
Acquired libraries	468	483
Film inventory:
Released	542	374
Completed, not yet released	353	543
In process and other	870	816
Internally-produced television programming:
Released	1,431	1,206
In process and other	884	1,013
Home entertainment	35	32
Total programming and other inventory	12,840	12,120
Less current portion	1,419	1,757
Total noncurrent programming and other inventory	$11,421	$10,363

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents amortization of television and film programming and production costs, which is included within “Operating expenses” in the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Programming costs, acquired programming	$1,098	$713	$2,600	$1,686

Production costs, internally-produced television and film programming:
Individual monetization	$750	$753	$1,510	$1,523
Film group monetization	$651	$731	$1,301	$1,420
Included in the table above for the three and six months ended June 30, 2020, are programming charges of $121 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to the coronavirus pandemic (“COVID-19”). Programming charges of $66 million, $50 million and $5 million are included within the TV Entertainment, Cable Networks and Filmed Entertainment segments, respectively.
4) RESTRUCTURING, IMPAIRMENT AND OTHER CORPORATE MATTERS
During the three and six months ended June 30, 2021 and 2020, we recorded the following for costs associated with restructuring, impairment and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Severance	$—	$128	$—	$302
Exit costs	35	6	35	32
Restructuring charges	35	134	35	334
Merger-related costs	—	10	—	41
Other corporate matters	—	14	—	14
Restructuring and other corporate matters	$35	$158	$35	$389

Impairment charges	$—	$25	$—	$25

Depreciation of abandoned technology	$—	$—	$—	$12
Restructuring Charges
During the second quarter of 2021, we recorded charges of $35 million for the impairment of lease assets that we determined we will not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the merger of Viacom Inc. with and into CBS Corporation (the “Merger”). The impairment is the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

During the three and six months ended June 30, 2020, we recorded restructuring charges of $134 million and $334 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges consisted of severance costs, including the accelerated vesting of stock-based compensation, and exit costs resulting from the termination of contractual obligations.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The majority of the restructuring liability at June 30, 2021, which primarily relates to severance payments, is expected to be paid by the end of 2021.

	Balance at	2021 Activity		Balance at
	December 31, 2020	Payments	Other	June 30, 2021
TV Entertainment	$112	$(32)	$(7)	$73
Cable Networks	144	(57)	(3)	84
Filmed Entertainment	30	(8)	(4)	18
Corporate	86	(42)	(3)	41
Total	$372	$(139)	$(17)	$216
Merger-related Costs and Other Corporate Matters
During the three and six months ended June 30, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $10 million and $41 million, respectively, consisting of transaction-related bonuses and professional fees mainly associated with integration activities. In addition, we recorded a charge of $14 million to write down property and equipment to its fair value less costs to sell.

Impairment Charges
During the second quarter of 2020, we recorded an impairment charge of $25 million within “Depreciation and amortization” to write down the carrying values of FCC licenses in two markets to their aggregate estimated fair value. The impairment resulted from declines in industry projections in the markets where these FCC licenses are held, which were further accelerated by COVID-19, and was recorded within the TV Entertainment segment.

Accelerated Depreciation
During the six months ended June 30, 2020, we recorded accelerated depreciation expense of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger, which is recorded in “Depreciation and amortization” in the Consolidated Statement of Operations.
5) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of ViacomCBS. At June 30, 2021, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$73	$24	$138	$76
Operating expenses	$4	$3	$8	$5

	At	At
	June 30, 2021	December 31, 2020
Accounts receivable	$43	$69
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues by Type:
Advertising (a)	$2,097	$1,686	$4,778	$3,905
Affiliate (b)	2,107	1,929	4,182	3,897
Streaming	983	513	1,799	1,007
Theatrical	134	3	135	170
Licensing and other	1,243	1,944	3,082	3,595
Total Revenues	$6,564	$6,075	$13,976	$12,574
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. Our allowance for credit losses was $84 million and $85 million at June 30, 2021 and December 31, 2020, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.83 billion and $2.02 billion at June 30, 2021 and December 31, 2020, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.21 billion and $1.12 billion at June 30, 2021 and December 31, 2020, respectively. For the six months ended June 30, 2021, we recognized revenues of $627 million that were included in deferred revenues at December 31, 2020. For the six months ended June 30, 2020, we recognized revenues of $405 million that were included in deferred revenues at December 31, 2019.

Unrecognized Revenues Under Contract
At June 30, 2021, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were $6.3 billion, of which $2.3 billion is expected to be recognized for the remainder of 2021, $2.5 billion in 2022, $1.1 billion in 2023, and $0.5 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. Revenues recognized in our Filmed Entertainment segment for performance obligations satisfied or partially satisfied in a prior period were $75 million and $119 million for the three months ended June 30, 2021 and 2020, respectively, and $145 million and $141 million for the six months ended June 30, 2021 and 2020, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) DEBT
Our debt consists of the following:

	At	At
	June 30, 2021	December 31, 2020
2.250% Senior Notes due 2022	$—	$35
3.375% Senior Notes due 2022	—	415
3.125% Senior Notes due 2022	—	117
2.50% Senior Notes due 2023	—	196
3.25% Senior Notes due 2023	—	141
2.90% Senior Notes due 2023	—	242
4.25% Senior Notes due 2023	—	837
7.875% Debentures due 2023	139	139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	490	490
3.70% Senior Notes due 2024	599	598
3.50% Senior Notes due 2025	597	596
4.75% Senior Notes due 2025	1,240	1,239
4.0% Senior Notes due 2026	792	791
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	692	691
3.375% Senior Notes due 2028	495	495
3.70% Senior Notes due 2028	492	492
4.20% Senior Notes due 2029	494	493
7.875% Senior Debentures due 2030	831	831
4.95% Senior Notes due 2031	1,221	1,220
4.20% Senior Notes due 2032	971	969
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,070	1,069
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	488	487
4.375% Senior Debentures due 2043	1,119	1,116
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,232	1,232
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	540	540
4.60% Senior Notes due 2045	589	589
4.95% Senior Notes due 2050	943	942
5.875% Junior Subordinated Debentures due 2057	514	514
6.25% Junior Subordinated Debentures due 2057	643	643
Other bank borrowings	45	95
Obligations under finance leases	31	26
Total debt (a)	17,720	19,733
Less current portion of long-term debt	17	16
Total long-term debt, net of current portion	$17,703	$19,717
(a) At June 30, 2021 and December 31, 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $476 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $99 million and $107 million, respectively. The face value of our total debt was $18.30 billion and $20.33 billion at June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the second quarter of 2020, we issued $4.50 billion of senior notes and used the net proceeds from these issuances for the redemption, prior to maturity, of long-term debt totaling $2.43 billion for a redemption price of $2.52 billion, as well as for general corporate purposes. As a result, we recognized a pre-tax loss on extinguishment of debt of $103 million.

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

Commercial Paper
At both June 30, 2021 and December 31, 2020, we had no outstanding commercial paper borrowings under our commercial paper program.

Credit Facility
At June 30, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of June 30, 2021.

At June 30, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At June 30, 2021 and December 31, 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $45 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At June 30, 2021 and December 31, 2020, the carrying value of our notes and debentures was $17.64 billion and $19.61 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $21.9 billion and $24.5 billion, respectively.

Investments
The fair value of our marketable securities was $15 million at June 30, 2021 which is included within “Other assets” on the Consolidated Balance Sheet.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the three and six months ended June 30, 2021, we recorded an unrealized loss of $5 million and an unrealized gain of $15 million, respectively, resulting from changes in the fair value of our marketable securities.

The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $58 million and $65 million at June 30, 2021 and December 31, 2020, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets. During the second quarter of 2021, we sold an investment for proceeds of $43 million and recognized a gain of $37 million. During the second quarter of 2020, we recorded an unrealized gain of $32 million for a change in the fair value of an investment as indicated by the market price of a similar investment.

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

At June 30, 2021 and December 31, 2020, the notional amount of all foreign exchange contracts was $1.68 billion and $1.27 billion, respectively. At June 30, 2021, $1.16 billion related to future production costs and $521 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2020, $740 million related to future production costs and $529 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020	Financial Statement Account
Non-designated foreign exchange contracts	$(2)	$(11)	$(1)	$18	Other items, net
The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The following tables set forth our assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. We do not have any assets or liabilities that are measured at fair value on a recurring basis using level 3 inputs.

At June 30, 2021	Level 1	Level 2	Total
Assets:
Marketable securities	$15	$—	$15
Foreign currency hedges	—	16	16
Total Assets	$15	$16	$31
Liabilities:
Deferred compensation	$—	$429	$429
Foreign currency hedges	—	24	24
Total Liabilities	$—	$453	$453

At December 31, 2020	Level 1	Level 2	Total
Assets:
Foreign currency hedges	$—	$20	$20
Total Assets	$—	$20	$20
Liabilities:
Deferred compensation	$—	$529	$529
Foreign currency hedges	—	39	39
Total Liabilities	$—	$568	$568
The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees. The fair value of marketable securities at June 30, 2021 was determined based on quoted market prices in active markets.
9) STOCKHOLDERS’ EQUITY
Stock Offerings
On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. We have used and intend to continue to use the net proceeds for general corporate purposes, including investments in streaming.

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

If declared, dividends on the Mandatory Convertible Preferred Stock are payable quarterly through April 1, 2024. Dividends on the Mandatory Convertible Preferred Stock accumulate from the most recent dividend payment date, and will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 5.75% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of Class B Common Stock or through any combination of cash and shares of Class B Common Stock, at our election. If we have not declared any portion of the accumulated and unpaid dividends by April 1, 2024, the conversion rate will be adjusted so that Holders receive an additional number of shares of our Class B Common Stock, with certain limitations.

Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock during each of the three months ended June 30, 2021 and 2020, resulting in total dividends of $158 million and $150 million, respectively. We declared cash dividends of $.48 per share on our Class A and Class B Common Stock, during each of the six months ended June 30, 2021 and 2020, resulting in total dividends of $310 million and $300 million, respectively.

Additionally, during the second quarter of 2021 we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we accumulated dividends on the Mandatory Convertible Preferred Stock of $14 million and $15 million during the three and six months ended June 30, 2021, respectively. For each subsequent quarter, we expect to declare a dividend of $1.4375 per share.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2020	$(303)	$(1,509)		$(20)	$(1,832)
Other comprehensive income (loss) before reclassifications	(55)	—		5	(50)
Reclassifications to net earnings	—	29	(b)	—	29
Other comprehensive income (loss)	(55)	29		5	(21)
At June 30, 2021	$(358)	$(1,480)		$(15)	$(1,853)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2019	$(438)	$(1,507)		$(25)	$(1,970)
Other comprehensive loss before reclassifications	(56)	—		(8)	(64)
Reclassifications to net earnings	—	35	(b)	—	35
Other comprehensive income (loss)	(56)	35		(8)	(29)
At June 30, 2020	$(494)	$(1,472)		$(33)	$(1,999)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses (see Note 12). Amounts are net of tax benefits of $10 million and $11 million for the six months ended June 30, 2021 and 2020, respectively.
10) STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
RSUs and PSUs	$46	$39	$95	$86
Stock options	3	5	6	11
Compensation cost included in operating and SG&A expense	49	44	101	97
Compensation cost included in restructuring and other corporate matters (a)	—	12	—	46
Stock-based compensation expense, before income taxes	49	56	101	143
Related tax benefit	(10)	(11)	(21)	(26)
Stock-based compensation expense, net of tax benefit	$39	$45	$80	$117
(a) Reflects accelerations as a result of restructuring activities.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Included in net earnings from discontinued operations was stock-based compensation expense of $1 million for each of the three-month periods ended June 30, 2021 and 2020, and $2 million for each of the six-month periods ended June 30, 2021 and 2020.
11) INCOME TAXES
The provision/benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended June 30, 2021, we recorded a benefit for income taxes of $34 million, reflecting a negative effective income tax rate of 3.3%, and for the six months ended June 30, 2021, we recorded a provision for income taxes of $192 million, reflecting an effective income tax rate of 8.8%. Included in income taxes for the three and six months ended June 30, 2021 are discrete tax benefits of $268 million and $289 million, respectively, primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the second quarter of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the three months ended June 30, 2021, these items, together with a net tax provision of $26 million, relating to net gains from sales and investments and restructuring charges during the period, decreased our effective income tax rate by 26.3 percentage points. For the six months ended June 30, 2021, the aforementioned discrete tax benefits of $289 million decreased our effective income tax rate by 13.3 percentage points.

For the three and six months ended June 30, 2020, we recorded a provision for income taxes of $192 million and $326 million, respectively, reflecting effective income tax rates of 21.3% and 21.0%, respectively.
ViacomCBS and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, we are currently under examination by the IRS for the 2017 and 2018 tax years. For Viacom, the Company and the IRS settled the income tax audit for the 2014 and 2015 tax years during the second quarter of 2021. We anticipate that the IRS will commence its examination of Viacom’s 2016 through 2019 tax years in the latter part of 2021. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2021	2020	2021	2020
Components of net periodic cost (a):
Service cost	$—	$8	$—	$—
Interest cost	36	41	2	3
Expected return on plan assets	(47)	(49)	—	—
Amortization of actuarial loss (gain) (b)	23	26	(4)	(4)
Net periodic cost	$12	$26	$(2)	$(1)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2021	2020	2021	2020
Components of net periodic cost (a):
Service cost	$—	$15	$—	$1
Interest cost	72	82	4	6
Expected return on plan assets	(94)	(97)	—	—
Amortization of actuarial loss (gain) (b)	47	52	(7)	(8)
Net periodic cost	$25	$52	$(3)	$(1)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
The service cost component of net periodic cost is presented in the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”
13) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the six months ended June 30, 2021 and 2020 is presented below.

	Six Months Ended
	June 30,
	2021	2020
Beginning balance	$197	$254
Net earnings	4	3
Distributions	(2)	(7)
Translation adjustment	1	(17)
Redemption value adjustment	(10)	41
Ending balance	$190	$274
14) REPORTABLE SEGMENTS
The following tables set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
In the first quarter of 2021, we began separately presenting streaming revenues in the categories we use to disaggregate our revenues (see Note 6).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Advertising	$1,088	$880	$2,895	$2,168
Affiliate	691	629	1,384	1,252
Streaming	350	193	672	397
Licensing and other	680	585	1,369	1,417
TV Entertainment	2,809	2,287	6,320	5,234
Advertising	1,011	815	1,889	1,760
Affiliate	1,416	1,300	2,798	2,645
Streaming	633	320	1,127	610
Licensing and other	415	797	920	1,075
Cable Networks	3,475	3,232	6,734	6,090
Theatrical	134	3	135	170
Licensing and other	533	644	1,529	1,288
Filmed Entertainment	667	647	1,664	1,458
Corporate/Eliminations	(387)	(91)	(742)	(208)
Total Revenues	$6,564	$6,075	$13,976	$12,574
Revenues generated between segments are principally from the licensing of Filmed Entertainment and Cable Networks content to Paramount+ and licensing of Filmed Entertainment and TV Entertainment content to Cable Networks. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation. Revenues earned from the licensing of content within segments, including licensing to Paramount+ within the TV Entertainment segment, are eliminated within the segment. Intercompany revenues associated with the licensing of programming to Paramount+ after the initial exhibition on our broadcast or cable networks are recorded on a straight-line basis over the term of the agreement and eliminated in consolidation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Intercompany Revenues:
TV Entertainment	$67	$43	$139	$118
Cable Networks	153	2	231	18
Filmed Entertainment	167	46	372	72
Total Intercompany Revenues	$387	$91	$742	$208
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and net gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Adjusted OIBDA:
TV Entertainment	$216	$392	$665	$965
Cable Networks	1,125	1,285	2,309	2,079
Filmed Entertainment	72	116	276	143
Corporate/Eliminations	(124)	(97)	(282)	(193)
Stock-based compensation	(49)	(44)	(101)	(97)
Depreciation and amortization	(95)	(122)	(194)	(234)
Restructuring and other corporate matters	(35)	(158)	(35)	(389)
Programming charges	—	(121)	—	(121)
Net gain on sales	116	—	116	—
Operating income	1,226	1,251	2,754	2,153
Interest expense	(243)	(263)	(502)	(504)
Interest income	13	11	26	25
Net gains from investments	32	32	52	32
Loss on extinguishment of debt	—	(103)	(128)	(103)
Other items, net	(10)	(26)	(29)	(54)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,018	902	2,173	1,549
(Provision) benefit for income taxes	34	(192)	(192)	(326)
Equity in loss of investee companies, net of tax	(44)	(12)	(62)	(21)
Net earnings from continuing operations	1,008	698	1,919	1,202
Net earnings from discontinued operations, net of tax	41	28	53	43
Net earnings (ViacomCBS and noncontrolling interests)	1,049	726	1,972	1,245
Net earnings attributable to noncontrolling interests	(13)	(245)	(25)	(248)
Net earnings attributable to ViacomCBS	$1,036	$481	$1,947	$997

	At	At
	June 30, 2021	December 31, 2020
Assets:
TV Entertainment	$19,176	$19,443
Cable Networks	23,666	23,139
Filmed Entertainment	6,621	6,440
Corporate/Eliminations	4,383	2,202
Discontinued Operations	1,358	1,439
Total Assets	$55,204	$52,663
15) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2021, the outstanding letters of credit and surety bonds approximated $157 million and were not recorded on the Consolidated Balance Sheet.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at June 30, 2021 is a liability of $75 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $65 million at June 30, 2021 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Separation Agreement
On September 9, 2018, CBS entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of CBS. In October 2018, we contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the CBS Board of Directors announced that it had determined that there were grounds to terminate Mr. Moonves’ employment for cause under his employment agreement with CBS. Any dispute related to the CBS Board of Directors’ determination was subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related CBS Board of Directors investigation. The disputes between Mr. Moonves and CBS have been resolved, and on May 14, 2021, the parties dismissed the arbitration proceeding. The assets of the grantor trust reverted to the Company in their entirety.

Litigation Related to Television Station Owners
On September 9, 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning on or about January 1, 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. On October 8, 2019, the Company and other defendants filed a motion to dismiss the matter, which was denied by the court on November 6, 2020. We have reached an agreement in principle with the plaintiffs to settle the lawsuit. The settlement, which will include no admission of liability or wrongdoing by the Company, will be subject to court approval.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2021, we had pending approximately 29,720 asbestos claims, as compared with approximately 30,710 as of December 31, 2020. During the second quarter of 2021, we received approximately 740 new claims and closed or moved to an inactive docket approximately 1,500 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
16) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2021	2020
Cash paid for interest	$506	$470

Cash paid for income taxes:
Continuing operations	$144	$98
Discontinued operations	$38	$2

Noncash additions to operating lease assets	$28	$89

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

	At	At
	June 30, 2021	December 31, 2020
Total assets	$1,476	$1,385

Total liabilities	$171	$197

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020 (a)	2021	2020 (a)
Revenues	$92	$538	$163	$556

Operating income	$3	$500	$8	$498
(a) The revenue and operating income for the three and six months ended June 30, 2020 include the licensing of the streaming rights to South Park by a consolidated 51%-owned VIE.

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $35 million and $71 million for the three and six months ended June 30, 2021, respectively, and $18 million and $52 million for the three and six months ended June 30, 2020, respectively.

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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and six months ended June 30, 2021 compared with the three and six months ended June 30, 2020.
•Liquidity and Capital Resources—Discussion of our sources and uses of cash; cash flows for the six months ended June 30, 2021 and June 30, 2020; and of our outstanding debt, commitments and contingencies as of June 30, 2021.
•Legal Matters—Discussion of legal matters in which we are involved.

Overview
ViacomCBS is a leading global media and entertainment company that creates content and experiences for audiences worldwide.

Stock Offerings
On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. We have used and intend to continue to use the net proceeds for general corporate purposes, including investments in streaming.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Three Months Ended June 30, 2021 versus Three Months Ended June 30, 2020

Consolidated results of operations			Increase/(Decrease)
Three Months Ended June 30,	2021	2020	$	%
GAAP:
Revenues	$6,564	$6,075	$489	8%
Operating income	$1,226	$1,251	$(25)	(2)%
Net earnings from continuing operations attributable to ViacomCBS	$995	$453	$542	120%
Diluted EPS from continuing operations attributable to ViacomCBS	$1.50	$.73	$.77	105%

Non-GAAP: (a)
Adjusted OIBDA	$1,240	$1,652	$(412)	(25)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$640	$744	$(104)	(14)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$.97	$1.21	$(.24)	(20)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended June 30, 2021, revenues increased 8% to $6.56 billion, led by 92% growth in streaming revenues, reflecting increases across our streaming services and other digital video platforms. Advertising revenues grew 24%, reflecting the benefit from CBS’ broadcasts of the national semi-finals and championship games of the NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”) and an improved advertising market compared with the second quarter of 2020. The revenue comparison also benefited from 9% growth in affiliate revenues and revenues from theatrical releases in the second quarter of 2021, including A Quiet Place Part II. Revenue growth was partially offset by a 36% decline in licensing and other revenues, which was primarily the result of the licensing of the domestic streaming rights to South Park in the second quarter of 2020.

Operating income for the three months ended June 30, 2021 decreased 2% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including costs for restructuring and other corporate matters in each period, net gain on sales in 2021 and programming charges in 2020. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) decreased 25%, primarily driven by the licensing of South Park in 2020 and increases in content and other costs, including to support our streaming services. These decreases were partially offset by the above-mentioned revenue increases.

For the three months ended June 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted earnings per share (“EPS”) from continuing operations increased 120% and 105%, respectively, from the same prior-year period. These comparisons were impacted by items affecting comparability, including the aforementioned items impacting operating income, as well as a loss on extinguishment of debt in 2020 and discrete tax items in each period. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS decreased 14% and 20%, respectively, primarily reflecting lower Adjusted OIBDA, partially offset by the impact in the prior year from the noncontrolling interest’s share of profit from the licensing of South Park. The lower adjusted diluted EPS also reflects higher weighted average shares outstanding as a result of the above-mentioned stock issuances in the first quarter of 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Six Months Ended June 30, 2021 versus Six Months Ended June 30, 2020

Consolidated results of operations			Increase/(Decrease)
Six Months Ended June 30,	2021	2020	$	%
GAAP:
Revenues	$13,976	$12,574	$1,402	11%
Operating income	$2,754	$2,153	$601	28%
Net earnings from continuing operations attributable to ViacomCBS	$1,894	$954	$940	99%
Diluted EPS from continuing operations attributable to ViacomCBS	$2.93	$1.55	$1.38	89%

Non-GAAP: (a)
Adjusted OIBDA	$2,867	$2,897	$(30)	(1)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$1,601	$1,434	$167	12%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$2.47	$2.32	$.15	6%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2021, revenues grew 11% to $13.98 billion, led by a 22% increase in advertising revenues and 79% growth in streaming revenues, reflecting growth across our streaming services. The advertising increase is principally the result of CBS’ broadcasts of Super Bowl LV and the NCAA Tournament games for which there were no comparable broadcasts on CBS in 2020. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and the 2020 NCAA Tournament was cancelled as a result of the coronavirus pandemic (“COVID-19”). Taken together, these sporting events contributed 6-percentage points of the revenue increase. The revenue comparison also benefited from 7% growth in affiliate revenues. These increases were partially offset by 14% lower licensing and other revenues, principally reflecting the benefit to 2020 from the licensing of the domestic streaming rights to South Park.

Operating income for the six months ended June 30, 2021 increased 28% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including costs for restructuring and other corporate matters in each period, net gain on sales in 2021 and programming charges in 2020. Adjusted OIBDA decreased 1% as the revenue growth was more than offset by higher costs, principally from an increased investment in our streaming services and higher programming costs associated with noncomparable sporting events.

For the six months ended June 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 99% and 89%, respectively, from the same prior-year period. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items impacting operating income, and in each period, a loss on extinguishment of debt, gains from investments, and discrete tax items. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS increased 12% and 6%, respectively, as the lower Adjusted OIBDA was more than offset by the impact in the prior year from the noncontrolling interest’s share of profit from the licensing of South Park. The impact on adjusted diluted EPS was partially offset by higher weighted average shares outstanding as a result of the above-mentioned stock issuances in the first quarter of 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three and six months ended June 30, 2021 and 2020 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before income taxes, provision/benefit for income taxes, net earnings from continuing operations attributable to ViacomCBS or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating income (GAAP)	$1,226	$1,251	$2,754	$2,153
Depreciation and amortization (a)	95	122	194	234
Restructuring and other corporate matters (b)	35	158	35	389
Programming charges (b)	—	121	—	121
Net gain on sales (b)	(116)	—	(116)	—
Adjusted OIBDA (Non-GAAP)	$1,240	$1,652	$2,867	$2,897
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2021
	Earnings from Continuing Operations Before Income Taxes	(Provision) Benefit for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,018	$34	$995	$1.50
Items affecting comparability:
Restructuring and other corporate matters (a)	35	(8)	27	.04
Net gain on sales (b)	(116)	27	(89)	(.13)
Net gains from investments (c)	(32)	7	(25)	(.04)
Discrete tax items (d)	—	(268)	(268)	(.40)
Adjusted (Non-GAAP)	$905	$(208)	$640	$.97
(a) Reflects the impairment of lease assets in connection with cost transformation initiatives related to the Merger.
(b) Primarily reflects a gain on the sale of a noncore trademark licensing operation.
(c) Reflects a gain of $37 million on the sale of an investment, partially offset by a decrease in the fair value of a marketable security of $5 million.
(d) Primarily reflects a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the quarter of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits.

	Three Months Ended June 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$902	$(192)	$453	$.73
Items affecting comparability:
Restructuring and other corporate matters (a)	158	(34)	124	.20
Impairment charge (b)	25	(6)	19	.03
Programming charges (c)	121	(29)	92	.15
Gains from investments (d)	(32)	8	(24)	(.03)
Loss on extinguishment of debt	103	(24)	79	.13
Discrete tax items	—	1	1	—
Adjusted (Non-GAAP)	$1,277	$(276)	$744	$1.21
(a) Reflects severance, exit costs and other costs related to the Merger and a charge to write down property and equipment to its fair value less costs to sell.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their fair values.
(c) Primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.
(d) Reflects an increase to the carrying value of an investment based on the market price of a similar investment.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$2,173	$(192)	$1,894	$2.93
Items affecting comparability:
Restructuring and other corporate matters (a)	35	(8)	27	.04
Net gain on sales (b)	(116)	27	(89)	(.14)
Gains from investments (c)	(52)	12	(40)	(.06)
Loss on extinguishment of debt	128	(30)	98	.15
Discrete tax items (d)	—	(289)	(289)	(.45)
Adjusted (Non-GAAP)	$2,168	$(480)	$1,601	$2.47
(a) Reflects the impairment of lease assets in connection with cost transformation initiatives related to the Merger.
(b) Primarily reflects a gain on the sale of a noncore trademark licensing operation.
(c) Reflects a gain of $37 million on the sale of an investment and an increase in the fair value of marketable securities of $15 million.
(d) Primarily reflects a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the quarter of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits.

	Six Months Ended June 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,549	$(326)	$954	$1.55
Items affecting comparability:
Restructuring and other corporate matters (a)	389	(81)	308	.49
Impairment charge (b)	25	(6)	19	.03
Depreciation of abandoned technology (c)	12	(3)	9	.01
Programming charges (d)	121	(29)	92	.15
Gains from investments (e)	(32)	8	(24)	(.04)
Loss on extinguishment of debt	103	(24)	79	.13
Discrete tax items	—	(3)	(3)	—
Adjusted (Non-GAAP)	$2,167	$(464)	$1,434	$2.32
(a) Reflects severance, exit and other costs related to the Merger and a charge to write down property and equipment to its fair value less costs to sell.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their fair values.
(c) Reflects accelerated depreciation for technology that was abandoned in connection with synergy plans related to the Merger.
(d) Primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.
(e) Reflects an increase to the carrying value of an investment based on the market price of a similar investment.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Six Months Ended June 30, 2021 versus Three and Six Months Ended June 30, 2020
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2021		2020		$	%
Advertising (a)	$2,097	32%	$1,686	28%	$411	24%
Affiliate (b)	2,107	32	1,929	32	178	9
Streaming	983	15	513	8	470	92
Theatrical	134	2	3	—	131	n/m
Licensing and other	1,243	19	1,944	32	(701)	(36)
Total Revenues	$6,564	100%	$6,075	100%	$489	8%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2021		2020		$	%
Advertising (a)	$4,778	34%	$3,905	31%	$873	22%
Affiliate (b)	4,182	30	3,897	31	285	7
Streaming	1,799	13	1,007	8	792	79
Theatrical	135	1	170	1	(35)	(21)
Licensing and other	3,082	22	3,595	29	(513)	(14)
Total Revenues	$13,976	100%	$12,574	100%	$1,402	11%
n/m - not meaningful
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Advertising
For the three and six months ended June 30, 2021, the increases in advertising revenues of 24% and 22%, respectively, were driven by the benefit in 2021 from CBS’ broadcasts of sporting events for which there were no comparable broadcasts in the prior-year period, and an improved global advertising market, reflecting higher pricing as well as the comparison against the significant impact from COVID-19 in 2020. Noncomparable sporting events include the national semi-finals and championship games of the NCAA Tournament and professional golf tournaments, and for the six-month comparison also include the broadcasts of Super Bowl LV and games in the preceding rounds of the NCAA Tournament. We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis with other networks, including in 2021. Additionally, while we share the games in the preceding rounds of the NCAA Tournament with Turner Broadcasting System, Inc. (“Turner”) each year, COVID-19 caused the cancellation of the NCAA Tournament in 2020. Professional golf tournaments in 2020 were also cancelled or postponed to the second half of the year as a result of COVID-19. The increases in each period were partially offset by lower ratings for our domestic networks.

For the remainder of 2021, we expect the comparison to be negatively impacted by lower political advertising, reflecting the benefit to 2020 from the U.S. Presidential election. Additionally, year-over-year trends will reflect improved demand in the prior-year period, following the significant decline that we experienced during the second quarter of 2020 as a result of COVID-19.

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

Affiliate
For the three and six months ended June 30, 2021, affiliate revenues increased 9% and 7%, respectively, driven by the benefit from launches of our basic cable networks in June 2020 and April 2021 on two virtual multichannel video programming distributors (“vMVPDs”). The affiliate revenue growth also reflects increases in rates for our cable networks, retransmission fee rates for our television stations, and fees received from television stations affiliated with the CBS Television Network (“reverse compensation”), benefiting from contract renewals in the first half of 2020, and contractual rate increases. The increase in both periods also includes revenues in 2021 from pay-per-view boxing events. These increases were partially offset by subscriber declines.

Streaming

	Three Months Ended June 30,
			Increase/(Decrease)
Streaming Revenues by Type	2021	2020	$	%
Advertising	$502	$248	$254	102%
Subscription	481	265	216	82
Total Streaming Revenues	$983	$513	$470	92%

	Six Months Ended June 30,
			Increase/(Decrease)
Streaming Revenues by Type	2021	2020	$	%
Advertising	$930	$513	$417	81%
Subscription	869	494	375	76
Total Streaming Revenues	$1,799	$1,007	$792	79%
For the three and six months ended June 30, 2021, streaming advertising revenues grew 102% and 81%, respectively, driven by higher advertising on our streaming services, Pluto TV and Paramount+, and growth on other digital video platforms. The six months included the benefit from advertising during the Super Bowl LV live stream. Global monthly active users (MAUs) for Pluto TV were 52.3 million at June 30, 2021, an increase of 58% from 33.0 million at June 30, 2020. For the three and six months ended June 30, 2021, streaming subscription revenues increased 82% and 76%, respectively, reflecting subscriber growth across our subscription streaming services. Global streaming subscribers were 42.4 million at June 30, 2021, an increase of 65% from 25.7 million at June 30, 2020. Global streaming subscribers include customers who access our domestic or international streaming services, either directly through our owned and operated apps and websites, or through third-party distributors.

Theatrical
For the three months ended June 30, 2021, the increase in theatrical revenues reflects the releases of A Quiet Place Part II and Wrath of Man in the second quarter of 2021, while there were no releases in the prior-year period as a result of the closure or reduced capacity of movie theaters in response to COVID-19. For the six months ended

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
June 30, 2021, the decline in theatrical revenues reflects higher revenues from the first quarter 2020 release of Sonic the Hedgehog compared with revenues from the above-mentioned second quarter 2021 releases.

Licensing and Other
For the three and six months ended June 30, 2021, licensing and other revenues decreased 36% and 14%, respectively, primarily as a result of the timing of licensing arrangements, mainly reflecting the benefit to the prior year from the licensing of the domestic streaming rights to South Park, which impacted the revenue comparisons for licensing and other revenues for the three and six month periods by 21-percentage points and 13-percentage points, respectively. Licensing and other revenues in the 2021 periods also reflect the adverse impact on film licensing from the absence of theatrical releases during most of 2020 and the first quarter of 2021 as a result of COVID-19. For the six-month period, the decline was partially offset by revenues from the licensing of the films Coming 2 America and Tom Clancy’s Without Remorse.

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2021		2020		$	%
Production and programming	$2,680	69%	$2,204	65%	$476	22%
Participations and residuals	434	11	397	12	37	9
Programming charges	—	—	121	4	(121)	n/m
Distribution and other	751	20	639	19	112	18
Total Operating Expenses	$3,865	100%	$3,361	100%	$504	15%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2021		2020		$	%
Production and programming	$5,816	71%	$4,831	66%	$985	20%
Participations and residuals	1,022	12	871	12	151	17
Programming charges	—	—	121	2	(121)	n/m
Distribution and other	1,390	17	1,494	20	(104)	(7)
Total Operating Expenses	$8,228	100%	$7,317	100%	$911	12%
n/m - not meaningful
Production and Programming
For the three and six months ended June 30, 2021, the increase in production and programming expenses of 22% and 20%, respectively, primarily reflects higher sports programming costs principally associated with noncomparable sporting events and increased investment in programming for our streaming services.

Participations and Residuals
For the three and six months ended June 30, 2021, participation and residual costs increased 9% and 17%, respectively, primarily reflecting participations associated with increased levels of content on our streaming services. The increase for the six-month period also reflects higher participations associated with the mix of titles licensed in each period.

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

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including print and advertising for theatrical releases and costs paid to third-party distributors; compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; and other ancillary and overhead costs associated with our operations. For the three months ended June 30, 2021, distribution and other expenses increased 18%, primarily reflecting costs to support second quarter theatrical releases, including A Quiet Place Part II, and theatrical releases planned for later in 2021. For the six months ended June 30, 2021, distribution and other expenses decreased 7%, primarily reflecting higher theatrical distribution costs in the 2020 period mainly to support first quarter theatrical releases, including Sonic the Hedgehog, as well as other releases that were anticipated in 2020. Distribution and other operating expenses for each period also reflect higher revenue sharing and other cost increases associated with growth from our streaming services and retransmission revenues.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Selling, general and administrative expenses	$1,459	$1,183	23%	$2,881	$2,481	16%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. For the three and six months ended June 30, 2021, SG&A expenses increased 23% and 16%, respectively, driven by advertising, marketing and other cost increases to support the growth and expansion of our streaming services, including the launch of Paramount+. The increase for the three-month period also reflects higher advertising and marketing costs to promote an increased level of original programming in 2021, reflecting production shutdowns in 2020 due to COVID-19.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Depreciation and amortization	$95	$122	(22)%	$194	$234	(17)%
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2021 and 2020, we recorded the following for costs associated with restructuring and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Severance	$—	$128	$—	$302
Exit costs	35	6	35	32
Restructuring charges	35	134	35	334
Merger-related costs	—	10	—	41
Other corporate matters	—	14	—	14
Restructuring and other corporate matters	$35	$158	$35	$389
During the second quarter of 2021, we recorded charges of $35 million for the impairment of lease assets that we determined we will not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the Merger. The impairment is the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

During the three and six months ended June 30, 2020, we recorded restructuring charges of $134 million and $334 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges consisted of severance costs, including the accelerated vesting of stock-based compensation, and exit costs resulting from the termination of contractual obligations.

During the three and six months ended June 30, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $10 million and $41 million, respectively, consisting of transaction-related bonuses and professional fees mainly associated with integration activities. In addition, we recorded a charge of $14 million to write down property and equipment to its fair value less costs to sell.

Net Gain on Sales
Net gain on sales for the three and six months ended June 30, 2021 of $116 million principally relates to the sale of a noncore trademark licensing operation.

Interest Expense/Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Interest expense	$(243)	$(263)	(8)%	$(502)	$(504)	—%
Interest income	$13	$11	18%	$26	$25	4%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of June 30, 2021 and 2020.

	At June 30,
		Weighted Average		Weighted Average
	2021	Interest Rate	2020	Interest Rate
Total long-term debt	$17,644	4.93%	$19,930	4.78%
Other bank borrowings	$45	3.50%	$101	3.59%
Net Gains from Investments

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Net gains from investments	$32	$32	—%	$52	$32	63%

Net gains from investments for the three and six months ended June 30, 2021 primarily reflects a gain of $37 million from the sale of an investment. In addition, during the three and six months ended June 30, 2021, we recorded an unrealized loss of $5 million and an unrealized gain of $15 million, respectively, resulting from changes in the fair value of our marketable securities. For the three and six months ended June 30, 2020, net gains from investments reflects a change in the fair value of an investment as indicated by the market price of a similar investment.

Loss on Extinguishment of Debt
For the six months ended June 30, 2021, the loss on extinguishment of debt of $128 million reflects pre-tax losses associated with the early redemption of $1.99 billion of our long-term debt during the first quarter of 2021. For the three and six months ended June 30, 2020, the loss on extinguishment of debt of $103 million reflects a pre-tax loss associated with the early redemption of $2.43 billion of our long-term debt.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension and postretirement benefit costs	$(10)	$(17)	$(22)	$(34)
Foreign exchange loss	—	(10)	(8)	(22)
Other	—	1	1	2
Other items, net	$(10)	$(26)	$(29)	$(54)
Provision/Benefit for Income Taxes
The provision/benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended June 30, 2021, we recorded a benefit for income taxes of $34 million, reflecting a negative effective income tax rate of 3.3%, and for the six months ended June 30, 2021, we recorded a provision for income taxes of $192 million, reflecting an effective income tax rate of 8.8%. Included in income taxes for the three and six months ended June 30, 2021 are discrete tax benefits of $268 million and $289 million, respectively, primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
during the second quarter of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the three months ended June 30, 2021, these items, together with a net tax provision of $26 million, relating to net gains from sales and investments and restructuring charges during the period, decreased our effective income tax rate by 26.3 percentage points. For the six months ended June 30, 2021, the aforementioned discrete tax benefits of $289 million decreased our effective income tax rate by 13.3 percentage points.

For the three and six months ended June 30, 2020, we recorded a provision for income taxes of $192 million and $326 million, respectively, reflecting effective income tax rates of 21.3% and 21.0%, respectively.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Equity in loss of investee companies	$(60)	$(16)	(275)%	$(92)	$(32)	(188)%
Tax benefit	16	4	300	30	11	173
Equity in loss of investee companies, net of tax	$(44)	$(12)	(267)%	$(62)	$(21)	(195)%
Net Earnings from Discontinued Operations
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House LLC, a wholly owned subsidiary of Bertelsmann SE & Co. KGaA. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2021 and 2020, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$219	$200	$404	$370
Costs and expenses:
Operating	127	120	247	219
Selling, general and administrative	38	39	76	82
Depreciation and amortization	—	2	—	3
Restructuring charges	—	—	—	2
Total costs and expenses (a)	165	161	323	306
Operating income	54	39	81	64
Other items, net	—	—	(2)	(5)
Earnings from discontinued operations	54	39	79	59
Income tax provision (b)	(13)	(11)	(26)	(16)
Net earnings from discontinued operations, net of tax	$41	$28	$53	$43
(a) Included in total costs and expenses are the release of indemnification obligations for leases relating to a previously disposed business of $2 million for each of the three and six months ended June 30, 2021 and $4 million and $14 million for the three and six months ended June 30, 2020, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $7 million for the six months ended June 30, 2021 and $1 million and $3 million for the three and six months ended June 30, 2020, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings Attributable to Noncontrolling Interests

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net earnings attributable to noncontrolling interests	$13	$245	$25	$248
For the three and six months ended June 30, 2020, net earnings attributable to noncontrolling interests primarily reflects our joint venture partners’ share of profit from the licensing of the domestic streaming rights to South Park in the second quarter of 2020.
Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Net earnings from continuing operations attributable to ViacomCBS	$995	$453	120%	$1,894	$954	99%
Diluted EPS from continuing operations attributable to ViacomCBS	$1.50	$.73	105%	$2.93	$1.55	89%
For the three months ended June 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 120% and 105%, respectively, driven by the aforementioned discrete tax benefits of $268 million, a net gain on sales of $116 million in 2021, lower charges for restructuring and other corporate matters in 2021, and the impact in the second quarter of 2020 from a loss on extinguishment of debt. For the six months ended June 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 99% and 89%, respectively, driven by the increase in operating income, reflecting lower charges for restructuring and other corporate matters, programming charges in 2020, and a net gain on sales in 2021, as well as the above-mentioned discrete tax benefits in 2021. The impacts on diluted EPS for both the three and six month periods were partially offset by higher weighted average shares outstanding as a result of the stock issuances in the first quarter of 2021.
Segment Results of Operations
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and net gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 14 to the consolidated financial statements.

During the fourth quarter of 2020, we entered into an agreement to sell Simon & Schuster, which was previously reported as the Publishing segment. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2021		2020		$	%
Revenues:
TV Entertainment	$2,809	43%	$2,287	38%	$522	23%
Cable Networks	3,475	53	3,232	53	243	8
Filmed Entertainment	667	10	647	11	20	3
Corporate/Eliminations	(387)	(6)	(91)	(2)	(296)	(325)
Total Revenues	$6,564	100%	$6,075	100%	$489	8%

	Three Months Ended June 30,
			Increase/(Decrease)
	2021	2020	$	%
Adjusted OIBDA:
TV Entertainment	$216	$392	$(176)	(45)%
Cable Networks	1,125	1,285	(160)	(12)
Filmed Entertainment	72	116	(44)	(38)
Corporate/Eliminations	(124)	(97)	(27)	(28)
Stock-based compensation	(49)	(44)	(5)	(11)
Total Adjusted OIBDA	1,240	1,652	(412)	(25)
Depreciation and amortization	(95)	(122)	27	22
Restructuring and other corporate matters	(35)	(158)	123	78
Programming charges	—	(121)	121	n/m
Net gain on sales	116	—	116	n/m
Total Operating Income	$1,226	$1,251	$(25)	(2)%
n/m - not meaningful

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2021		2020		$	%
Revenues:
TV Entertainment	$6,320	45%	$5,234	42%	$1,086	21%
Cable Networks	6,734	48	6,090	48	644	11
Filmed Entertainment	1,664	12	1,458	12	206	14
Corporate/Eliminations	(742)	(5)	(208)	(2)	(534)	(257)
Total Revenues	$13,976	100%	$12,574	100%	$1,402	11%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
			Increase/(Decrease)
	2021	2020	$	%
Adjusted OIBDA:
TV Entertainment	$665	$965	$(300)	(31)%
Cable Networks	2,309	2,079	230	11
Filmed Entertainment	276	143	133	93
Corporate/Eliminations	(282)	(193)	(89)	(46)
Stock-based compensation	(101)	(97)	(4)	(4)
Total Adjusted OIBDA	2,867	2,897	(30)	(1)
Depreciation and amortization	(194)	(234)	40	17
Restructuring and other corporate matters	(35)	(389)	354	91
Programming charges	—	(121)	121	n/m
Net gain on sales	116	—	116	n/m
Total Operating Income	$2,754	$2,153	$601	28%
n/m - not meaningful
TV Entertainment (CBS Television Network; CBS Studios; CBS Media Ventures; streaming services, including Paramount+ and CBSN; CBS Sports Network; and CBS Television Stations)
Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
			Increase/(Decrease)
TV Entertainment	2021	2020	$	%
Advertising (a)	$1,088	$880	$208	24%
Affiliate (b)	691	629	62	10
Streaming	350	193	157	81
Licensing and other	680	585	95	16
Revenues	$2,809	$2,287	$522	23%

Adjusted OIBDA	$216	$392	$(176)	(45)%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the three months ended June 30, 2021, revenues increased 23%, reflecting growth across all revenue streams, led by increased advertising revenues, including from CBS’ broadcasts of sporting events for which there were no comparable broadcasts in 2020, and growth at Paramount+.

Advertising
The 24% increase in advertising revenues was primarily driven by the benefit in 2021 from CBS’ broadcasts of sporting events for which there were no comparable broadcasts in the prior-year period, including the national semi-finals and championship games of the NCAA Tournament and professional golf tournaments. The national semi-finals and championship games of the NCAA Tournament are broadcast by the CBS Television Network every other year through 2032 under agreements with the NCAA and Turner, including in 2021, and professional golf tournaments in 2020 were cancelled or postponed as a result of COVID-19. The increase was also driven by an improved advertising market, reflecting higher pricing as well as the comparison against the significant impact from COVID-19 in 2020. The increase was partially offset by lower ratings for the CBS Television Network and a

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
2-percentage point unfavorable impact from the absence of advertising revenues from CNET Media Group (“CMG”), which was sold in the fourth quarter of 2020.

Affiliate
Affiliate revenues grew 10%, as a result of growth in reverse compensation and retransmission fee revenues.

Streaming
Streaming revenues increased 81%, reflecting subscriber growth at Paramount+, as well as advertising growth from Paramount+ and other digital video platforms.

Licensing and Other
The 16% increase in licensing and other revenues was driven by a higher volume of programming licensed internationally and produced for third party broadcasters, primarily reflecting the impact on the prior-year period from production shutdowns due to COVID-19. The increase was partially offset by the timing of domestic licensing and the absence of ancillary revenues from CMG.

Adjusted OIBDA
Adjusted OIBDA decreased 45%, mainly reflecting our increased investment in Paramount+, including higher content and marketing costs.
Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
			Increase/(Decrease)
TV Entertainment	2021	2020	$	%
Advertising (a)	$2,895	$2,168	$727	34%
Affiliate (b)	1,384	1,252	132	11
Streaming	672	397	275	69
Licensing and other	1,369	1,417	(48)	(3)
Revenues	$6,320	$5,234	$1,086	21%

Adjusted OIBDA	$665	$965	$(300)	(31)%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the six months ended June 30, 2021, the 21% increase in revenues primarily reflects growth in advertising, driven by CBS’ broadcasts of tentpole sporting events, growth at Paramount+ and higher affiliate revenues.

Advertising
The 34% increase in advertising revenues was driven by CBS’ broadcasts in 2021 of sporting events for which there were no comparable broadcasts in the prior-year period, including Super Bowl LV and NCAA Tournament games. We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis with other networks, including in 2021. Additionally, while we share the games in the preceding rounds of the NCAA Tournament with Turner each year, COVID-19 caused the cancellation of the NCAA Tournament in 2020. The increase was also driven by an improved advertising market,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
reflecting higher pricing as well as the comparison against the significant impact from COVID-19 in 2020. The increase was partially offset by lower ratings for the CBS Television Network.

Affiliate
Affiliate revenues grew 11%, as a result of growth in reverse compensation and retransmission fee revenues.

Streaming
Streaming revenues increased 69%, primarily reflecting subscriber growth at Paramount+, as well as advertising growth from Paramount+ and other digital video platforms, including from advertising during the Super Bowl LV live stream and associated coverage on CBS Sports’ digital properties.

Licensing and Other
Licensing and other revenues decreased 3%, primarily reflecting the absence of ancillary revenues from CMG, which was sold in the fourth quarter of 2020.

Adjusted OIBDA
Adjusted OIBDA decreased 31%, reflecting our increased investment in Paramount+, including higher content and marketing costs.
Cable Networks (Premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian Channel, among others; streaming services including Pluto TV, Showtime OTT, Noggin and BET+; ViacomCBS Networks International, including Channel 5, Telefe and Network 10)
Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2021	2020	$	%
Advertising (a)	$1,011	$815	$196	24%
Affiliate (b)	1,416	1,300	116	9
Streaming	633	320	313	98
Licensing and other	415	797	(382)	(48)
Revenues	$3,475	$3,232	$243	8%

Adjusted OIBDA	$1,125	$1,285	$(160)	(12)%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the three months ended June 30, 2021, the 8% increase in revenues was primarily driven by higher streaming revenues as well as growth in advertising and affiliate revenues. These increases were partially offset by lower licensing revenues, primarily reflecting the benefit from the domestic licensing of South Park in the prior year.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 24% increase in advertising revenues was mainly driven by an improved global advertising market, reflecting higher pricing as well as the comparison against the significant impact from COVID-19 in the second quarter of 2020, and a 4-percentage point favorable impact of foreign exchange rate changes. The increase was partially offset by lower ratings for our domestic cable networks.

Affiliate
The 9% growth in affiliate revenues was primarily driven by the benefit from launches of our basic cable networks in June 2020 and April 2021 on two vMVPDs, revenues in 2021 from pay-per-view boxing events as well as increases in rates. These increases were partially offset by the impact from subscriber declines.

Streaming
The 98% increase in streaming revenues was driven by advertising revenue growth from our free streaming service, Pluto TV, and other digital video platforms, as well as growth in subscribers for our subscription streaming services, including Showtime OTT and BET+.

Licensing and Other
The 48% decrease in licensing and other revenues primarily reflects the licensing of the domestic streaming rights to South Park in the second quarter of 2020, partially offset by revenues from the licensing of programming to our subscription streaming service, Paramount+.

Adjusted OIBDA
Adjusted OIBDA decreased 12%, reflecting the benefit to 2020 from the domestic licensing of South Park; an increased investment in our streaming services, including higher content and marketing costs; and increased costs to promote original programming in 2021. The decline was partially offset by the above-mentioned growth in streaming, advertising, and affiliate revenues.
Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
			Increase/(Decrease)
Cable Networks	2021	2020	$	%
Advertising (a)	$1,889	$1,760	$129	7%
Affiliate (b)	2,798	2,645	153	6
Streaming	1,127	610	517	85
Licensing and other	920	1,075	(155)	(14)
Revenues	$6,734	$6,090	$644	11%

Adjusted OIBDA	$2,309	$2,079	$230	11%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the six months ended June 30, 2021, the 11% increase in revenues was primarily driven by growth in streaming revenues as well as the launch of our basic cable networks on vMVPD services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 7% increase in advertising revenues was driven by an improved global advertising market, reflecting higher pricing as well as the comparison against the significant impact from COVID-19 in 2020, and a 3-percentage point favorable impact of foreign exchange rate changes. These increases were partially offset by lower linear impressions for our domestic cable networks.

Affiliate
The 6% growth in affiliate revenues was primarily driven by the benefit from the launch of our basic cable networks on two vMVPDs as well as increases in rates. These increases were partially offset by the impact from subscriber declines.

Streaming
The 85% increase in streaming revenues was driven by advertising revenue growth from our free streaming service, Pluto TV, and other digital video platforms, as well as growth in subscribers for our subscription streaming services, Showtime OTT, BET+ and Noggin.

Licensing and Other
The 14% decrease in licensing and other revenues was primarily driven by the domestic licensing of South Park in the prior year partially offset by higher revenues from the licensing of programming to streaming services, primarily our subscription streaming service, Paramount+.

Adjusted OIBDA
Adjusted OIBDA increased 11%, primarily driven by the revenue growth, partially offset by an increased investment in our streaming services.
Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios, and Miramax)
Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2021	2020	$	%
Theatrical	$134	$3	$131	n/m
Licensing and other	533	644	(111)	(17)
Revenues	$667	$647	$20	3%

Adjusted OIBDA	$72	$116	$(44)	(38)%
n/m - not meaningful
Revenues
For the three months ended June 30, 2021, the 3% increase in revenues was primarily driven by current quarter theatrical releases, which was partially offset by lower revenues from the licensing of films in the home entertainment market.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Theatrical
Theatrical revenues in the second quarter of 2021 reflect the releases of A Quiet Place Part II and Wrath of Man, while there were no theatrical releases in the same prior-year quarter due to the closure or reduced capacity of movie theaters in response to COVID-19.

Licensing and Other
The 17% decrease in licensing and other revenues principally reflects the adverse impact on film licensing, mainly in the home entertainment market, as a result of the absence of theatrical releases during most of 2020 and the first quarter of 2021 because of COVID-19. The comparison also reflects lower revenues from the production of programming for third parties, which was offset by revenues from the licensing of Infinite to Paramount+ during the second quarter of 2021.

Adjusted OIBDA
The 38% decrease in Adjusted OIBDA was driven by distribution costs associated with the current quarter theatrical releases and other anticipated releases later in 2021, while there were no theatrical releases during most of 2020. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2021	2020	$	%
Theatrical	$135	$170	$(35)	(21)%
Licensing and other	1,529	1,288	241	19
Revenues	$1,664	$1,458	$206	14%

Adjusted OIBDA	$276	$143	$133	93%
Revenues
For the six months ended June 30, 2021, the 14% increase in revenues reflects growth in licensing revenues partially offset by lower theatrical revenues.

Theatrical
The 21% decline in theatrical revenues was driven by the benefit to the prior year from first quarter releases, led by Sonic the Hedgehog, compared to the above-mentioned releases including A Quiet Place Part II in the second quarter of 2021.

Licensing and Other
The 19% increase in licensing and other revenues was primarily driven by the licensing of Coming 2 America and Tom Clancy’s Without Remorse to third parties and the licensing of Infinite and The SpongeBob Movie: Sponge on the Run to Paramount+. These increases were partially offset by lower home entertainment revenues, mainly as a result of the absence of theatrical releases during most of 2020 and the first quarter of 2021 as a result of COVID-19 as well as lower revenues from the production of programming for third parties.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA increased $133 million, primarily the result of higher profits associated with the licensing of films and lower distribution costs for theatrical releases as a result of a higher number of prior year releases and anticipated releases.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, commitments for sports programming rights, television and film programming, talent contracts, leases, interest payments, income tax payments and pension funding obligations. Our investing and financing spending includes capital expenditures, investments and acquisitions, share repurchases, dividends and principal payments on our outstanding indebtedness. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.
Our funding for short-term and long-term obligations, including our long-term debt obligations due over the next five years of $3.96 billion as of June 30, 2021, will come primarily from cash flows from operating activities, proceeds from non-core asset sales, including the planned sale of Simon & Schuster described below, as well as our ability to refinance our debt. We also increased our liquidity position with the proceeds of our first quarter 2021 stock offering described below. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to lower our interest expense, which could result in a charge from the early extinguishment of debt.

During 2020, we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, and expect to use proceeds from the sale to invest in our strategic growth priorities, including in streaming, as well as to fund dividends and pay down debt. The sale is expected to close in 2021, subject to customary closing conditions and regulatory approvals.

On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. We have used and intend to continue to use the net proceeds for general corporate purposes, including investments in streaming.
If declared, dividends on the Mandatory Convertible Preferred Stock are payable quarterly through April 1, 2024. Dividends on the Mandatory Convertible Preferred Stock accumulate from the most recent dividend payment date, and will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at an annual rate of 5.75% of the liquidation preference of $100 per share, payable in cash or, subject to certain limitations, by delivery of shares of Class B Common Stock or through any combination of cash and shares of Class B Common Stock, at our election.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Six Months Ended June 30,
	2021	2020	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$1,702	$1,158	$544
Discontinued operations	89	(7)	96
Cash flow provided by operating activities	1,791	1,151	640
Net cash flow provided by (used for) investing activities from:
Continuing operations	131	(186)	317
Discontinued operations	(2)	(1)	(1)
Cash flow provided by (used for) investing activities	129	(187)	316
Cash flow provided by financing activities	351	649	(298)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	(17)	9
Net increase in cash, cash equivalents and restricted cash	$2,263	$1,596	$667
Operating Activities. For the six months ended June 30, 2021, the increase in cash flow provided by operating activities from continuing operations was mainly driven by higher collections and lower payments for restructuring, merger-related costs and costs to achieve synergies. These increases were partially offset by higher spending for content, primarily resulting from an increased investment in programming for our streaming services and a higher level of production in 2021 as a result of production shutdowns in 2020 due to COVID-19. Payments for restructuring, merger-related costs and costs to achieve synergies included in cash flow provided by operating activities were $181 million and $348 million for the six months ended June 30, 2021 and 2020, respectively.
Cash flow provided by (used for) operating activities from discontinued operations reflects the operating activities of Simon & Schuster.
Investing Activities

	Six Months Ended June 30,
	2021	2020
Investments (a)	$(114)	$(60)
Capital expenditures (b)	(138)	(131)
Acquisitions, net of cash acquired (c)	—	(141)
Proceeds from dispositions (d)	408	146
Other investing activities	(25)	—
Net cash flow provided by (used for) investing activities from continuing operations	131	(186)
Net cash flow used for investing activities from discontinued operations	(2)	(1)
Net cash flow provided by (used for) investing activities	$129	$(187)
(a) Primarily includes our investment in The CW.
(b) Includes payments for costs to achieve synergies of $36 million and $1 million for 2021 and 2020, respectively.
(c) 2020 primarily reflects the acquisition of Miramax, a global film and television studio.
(d) 2021 primarily reflects proceeds received from the sale of our investment in fuboTV, Inc. during the fourth quarter of 2020, as well as proceeds received from the sale of a noncore trademark licensing operation and an investment. 2020 reflects the sale of marketable securities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Financing Activities

	Six Months Ended June 30,
	2021	2020
Repayments of short-term debt borrowings, net	$—	$(698)
Proceeds from issuance of long-term debt	—	4,370
Repayment of long-term debt	(2,200)	(2,535)
Dividends paid on common stock	(302)	(301)
Proceeds from issuance of preferred stock	983	—
Proceeds from issuance of common stock	1,672	—
Purchase of Company common stock	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(49)	(59)
Proceeds from exercise of stock options	408	—
Other financing activities	(161)	(70)
Net cash flow provided by financing activities	$351	$649
Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock, during each of the three months ended June 30, 2021 and 2020, resulting in total dividends of $158 million and $150 million, respectively. We declared cash dividends of $.48 per share on our Class A and Class B Common Stock, during each of the six months ended June 30, 2021 and 2020, resulting in total dividends of $310 million and $300 million, respectively.
Additionally, during the second quarter of 2021 we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we accumulated dividends on the Mandatory Convertible Preferred Stock of $14 million and $15 million during the three and six months ended June 30, 2021, respectively. For each subsequent quarter, we expect to declare a dividend of $1.4375 per share.
Capital Structure
The following table sets forth our debt.

	At	At
	June 30, 2021	December 31, 2020
Senior debt (2.250%-7.875% due 2022-2050)	$16,487	$18,455
Junior debt (5.875% and 6.25% due 2057)	1,157	1,157
Other bank borrowings	45	95
Obligations under finance leases	31	26
Total debt (a)	17,720	19,733
Less current portion of long-term debt	17	16
Total long-term debt, net of current portion	$17,703	$19,717
(a) At June 30, 2021 and December 31, 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $476 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $99 million and $107 million, respectively. The face value of our total debt was $18.30 billion and $20.33 billion at June 30, 2021 and December 31, 2020, respectively.

During the six months ended June 30, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the second quarter of 2020, we issued $4.50 billion of senior notes and used the net proceeds from these issuances for the redemption, prior to maturity, of long-term debt totaling $2.43 billion for a redemption price of $2.52 billion, as well as general corporate purposes. As a result, we recognized a pre-tax loss on extinguishment of debt of $103 million.

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

Commercial Paper
At both June 30, 2021 and December 31, 2020, we had no outstanding commercial paper borrowings under our commercial paper program.

Credit Facility
At June 30, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of June 30, 2021.

At June 30, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At June 30, 2021 and December 31, 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $45 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2021, the outstanding letters of credit and surety bonds approximated $157 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at June 30, 2021 is a liability of $75 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $65 million at June 30, 2021 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Separation Agreement
On September 9, 2018, CBS entered into a separation and settlement agreement and releases (the “Separation Agreement”) with Mr. Moonves, pursuant to which Mr. Moonves resigned as a director and as Chairman of the Board, President and Chief Executive Officer of CBS. In October 2018, we contributed $120 million to a grantor trust pursuant to the Separation Agreement. On December 17, 2018, the CBS Board of Directors announced that it had determined that there were grounds to terminate Mr. Moonves’ employment for cause under his employment agreement with CBS. Any dispute related to the CBS Board of Directors’ determination was subject to binding arbitration as set forth in the Separation Agreement. On January 16, 2019, Mr. Moonves commenced a binding arbitration proceeding with respect to this matter and the related CBS Board of Directors investigation. The disputes between Mr. Moonves and CBS have been resolved, and on May 14, 2021, the parties dismissed the arbitration proceeding. The assets of the grantor trust reverted to the Company in their entirety.

Litigation Related to Television Station Owners
On September 9, 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning on or about January 1, 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. On October 8, 2019, the Company and other defendants filed a motion to dismiss the matter, which was denied by the court on November 6, 2020. We have reached an agreement in principle with the plaintiffs to settle the lawsuit. The settlement, which will include no admission of liability or wrongdoing by the Company, will be subject to court approval.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2021, we had pending approximately 29,720 asbestos claims, as compared with approximately 30,710 as of December 31, 2020. During the second quarter of 2021, we received approximately 740 new claims and closed or moved to an inactive docket approximately 1,500 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: changes in consumer behavior, as well as evolving technologies, distribution platforms and packaging; the impact on our advertising revenues of changes in consumers’ content viewership, deficiencies in audience measurement

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
and advertising market conditions; our ability to maintain attractive brands and our reputation, and to offer popular programming and other content; increased costs for programming, films and other rights; competition for content, audiences, advertising and distribution; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; the risks and costs associated with the integration of the CBS Corporation and Viacom Inc. businesses and investments in new businesses, products, services and technologies, including our streaming initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; the impact of COVID-19 (and other widespread health emergencies or pandemics) and measures taken in response thereto; domestic and global political, economic and/or regulatory factors affecting our businesses generally; liabilities related to discontinued operations and former businesses; the loss of key talent and strikes and other union activity; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the second quarter of 2021, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at June 30, 2021.

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

VIACOMCBS INC. (Registrant)

Date: August 5, 2021	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: August 5, 2021	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer