Form 10-Q
period 2021-09-30
ViacomCBS Inc.
filed 2021-11-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at November 1, 2021:
Class A Common Stock, par value $.001 per share— 40,707,517
Class B Common Stock, par value $.001 per share— 606,706,329

VIACOMCBS INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$6,610	$5,837	$20,586	$18,411
Costs and expenses:
Operating	4,064	3,462	12,292	10,779
Selling, general and administrative	1,526	1,323	4,407	3,804
Depreciation and amortization	95	97	289	331
Restructuring and other corporate matters	46	52	81	441
Total costs and expenses	5,731	4,934	17,069	15,355
Net gain on sales	—	—	116	—
Operating income	879	903	3,633	3,056
Interest expense	(243)	(259)	(745)	(763)
Interest income	11	14	37	39
Net gains (losses) from investments	(5)	—	47	32
Loss on extinguishment of debt	—	(23)	(128)	(126)
Other items, net	(26)	(20)	(55)	(74)
Earnings from continuing operations before income taxes and equity in loss of investee companies	616	615	2,789	2,164
Provision for income taxes	(120)	(26)	(312)	(352)
Equity in loss of investee companies, net of tax	(18)	(9)	(80)	(30)
Net earnings from continuing operations	478	580	2,397	1,782
Net earnings from discontinued operations, net of tax	73	47	126	90
Net earnings (ViacomCBS and noncontrolling interests)	551	627	2,523	1,872
Net earnings attributable to noncontrolling interests	(13)	(12)	(38)	(260)
Net earnings attributable to ViacomCBS	$538	$615	$2,485	$1,612

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$465	$568	$2,359	$1,522
Net earnings from discontinued operations, net of tax	73	47	126	90
Net earnings attributable to ViacomCBS	$538	$615	$2,485	$1,612

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.70	$.92	$3.65	$2.47
Net earnings from discontinued operations	$.11	$.08	$.20	$.15
Net earnings	$.81	$1.00	$3.85	$2.62

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$.69	$.92	$3.62	$2.47
Net earnings from discontinued operations	$.11	$.08	$.20	$.15
Net earnings	$.80	$1.00	$3.81	$2.61

Weighted average number of common shares outstanding:
Basic	646	616	638	615
Diluted	651	618	644	617
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings (ViacomCBS and noncontrolling interests)	$551	$627	$2,523	$1,872
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(59)	68	(114)	9
Net actuarial loss and prior service costs	33	17	62	52
Other comprehensive income (loss) from continuing operations, net of tax (ViacomCBS and noncontrolling interests)	(26)	85	(52)	61
Other comprehensive income (loss) from discontinued operations	(5)	4	—	(4)
Comprehensive income	520	716	2,471	1,929
Less: Comprehensive income attributable to noncontrolling interests	12	12	37	257
Comprehensive income attributable to ViacomCBS	$508	$704	$2,434	$1,672
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$4,823	$2,984
Receivables, net	6,560	7,017
Programming and other inventory	1,563	1,757
Prepaid expenses and other current assets	1,230	1,391
Current assets of discontinued operations	622	630
Total current assets	14,798	13,779
Property and equipment, net	1,809	1,994
Programming and other inventory	12,564	10,363
Goodwill	16,582	16,612
Intangible assets, net	2,790	2,826
Operating lease assets	1,511	1,602
Deferred income tax assets, net	1,221	993
Other assets	3,622	3,657
Assets held for sale	207	28
Assets of discontinued operations	808	809
Total Assets	$55,912	$52,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$827	$571
Accrued expenses	1,878	1,714
Participants’ share and royalties payable	2,099	2,005
Accrued programming and production costs	1,397	1,141
Deferred revenues	1,074	978
Debt	15	16
Other current liabilities	1,138	1,391
Current liabilities of discontinued operations	485	480
Total current liabilities	8,913	8,296
Long-term debt	17,696	19,717
Participants’ share and royalties payable	1,228	1,317
Pension and postretirement benefit obligations	1,966	2,098
Deferred income tax liabilities, net	965	778
Operating lease liabilities	1,525	1,583
Program rights obligations	291	243
Other liabilities	1,948	2,158
Liabilities of discontinued operations	208	220
Redeemable noncontrolling interest	103	197

Commitments and contingencies (Note 15)

ViacomCBS stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2021) and 52 (2020) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,108 (2021) and 1,068 (2020) shares issued	1	1
Additional paid-in capital	32,943	29,785
Treasury stock, at cost; 503 (2021 and 2020) Class B shares	(22,958)	(22,958)
Retained earnings	12,456	10,375
Accumulated other comprehensive loss	(1,883)	(1,832)
Total ViacomCBS stockholders’ equity	20,559	15,371
Noncontrolling interests	510	685
Total Equity	21,069	16,056
Total Liabilities and Equity	$55,912	$52,663
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2021	2020
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$2,523	$1,872
Less: Net earnings from discontinued operations, net of tax	126	90
Net earnings from continuing operations	2,397	1,782
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities:
Depreciation and amortization	289	331
Deferred tax (benefit) provision	(21)	187
Stock-based compensation	154	188
Net gain on sales	(116)	—
Gains from investments	(47)	(32)
Loss on extinguishment of debt	128	126
Equity in loss of investee companies, net of tax and distributions	80	34
Change in assets and liabilities	(1,336)	(62)
Net cash flow provided by operating activities from continuing operations	1,528	2,554
Net cash flow provided by operating activities from discontinued operations	124	11
Net cash flow provided by operating activities	1,652	2,565
Investing Activities:
Investments	(147)	(60)
Capital expenditures	(231)	(210)
Acquisitions, net of cash acquired	(27)	(142)
Proceeds from dispositions	418	146
Other investing activities	(26)	—
Net cash flow used for investing activities from continuing operations	(13)	(266)
Net cash flow used for investing activities from discontinued operations	(3)	(3)
Net cash flow used for investing activities	(16)	(269)
Financing Activities:
Repayments of short-term debt borrowings, net	—	(706)
Proceeds from issuance of long-term debt	—	4,365
Repayment of long-term debt	(2,220)	(2,896)
Dividends paid on preferred stock	(15)	—
Dividends paid on common stock	(458)	(450)
Proceeds from issuance of preferred stock	983	—
Proceeds from issuance of common stock	1,672	—
Purchase of Company common stock	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(55)	(62)
Proceeds from exercise of stock options	408	—
Payments to noncontrolling interests	(215)	(44)
Other financing activities	1	(43)
Net cash flow provided by financing activities	101	106
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(6)
Net increase in cash, cash equivalents and restricted cash	1,707	2,396
Cash, cash equivalents and restricted cash at beginning of period (includes $135 (2021) and $202 (2020) of restricted cash)	3,119	834
Cash, cash equivalents and restricted cash at end of period (includes $3 (2021) and $138 (2020) of restricted cash, and $6 (2020) of assets held for sale)	$4,826	$3,230
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended September 30, 2021
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
June 30, 2021	10	—	646	$1	$32,901	$(22,958)	$12,007	$(1,853)	$20,098	$558	$20,656
Stock-based compensation activity	—	—	—	—	42	—	—	—	42	—	42
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(159)	—	(159)	—	(159)
Noncontrolling interests	—	—	—	—	—	—	84	—	84	(60)	24
Net earnings	—	—	—	—	—	—	538	—	538	13	551
Other comprehensive loss	—	—	—	—	—	—	—	(30)	(30)	(1)	(31)
September 30, 2021	10	$—	646	$1	$32,943	$(22,958)	$12,456	$(1,883)	$20,559	$510	$21,069

	Nine Months Ended September 30, 2021
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2020	—	$—	617	$1	$29,785	$(22,958)	$10,375	$(1,832)	$15,371	$685	$16,056
Stock-based compensation activity	—	—	9	—	503	—	—	—	503	—	503
Stock issuances	10	—	20	—	2,655	—	—	—	2,655	—	2,655
Preferred stock dividends	—	—	—	—	—	—	(30)	—	(30)	—	(30)
Common stock dividends	—	—	—	—	—	—	(468)	—	(468)	—	(468)
Noncontrolling interests	—	—	—	—	—	—	94	—	94	(212)	(118)
Net earnings	—	—	—	—	—	—	2,485	—	2,485	38	2,523
Other comprehensive loss	—	—	—	—	—	—	—	(51)	(51)	(1)	(52)
September 30, 2021	10	$—	646	$1	$32,943	$(22,958)	$12,456	$(1,883)	$20,559	$510	$21,069
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended September 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
June 30, 2020	616	$1	$29,680	$(22,958)	$9,150	$(1,999)	$13,874	$676	$14,550
Stock-based compensation activity	—	—	39	—	—	—	39	—	39
Common stock dividends	—	—	—	—	(150)	—	(150)	—	(150)
Noncontrolling interests	—	—	—	—	89	—	89	1	90
Net earnings	—	—	—	—	615	—	615	12	627
Other comprehensive income	—	—	—	—	—	89	89	—	89
September 30, 2020	616	$1	$29,719	$(22,958)	$9,704	$(1,910)	$14,556	$689	$15,245

	Nine Months Ended September 30, 2020
	Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Noncontrolling Interests		Total Equity
	(Shares)
December 31, 2019	615	$1	$29,590	$(22,908)	$8,494	$(1,970)	$13,207	$82		$13,289
Stock-based compensation activity	2	—	129	—	—	—	129	—		129
Class B Common Stock purchased	(1)	—	—	(50)	—	—	(50)	—		(50)
Common stock dividends	—	—	—	—	(450)	—	(450)	—		(450)
Noncontrolling interests	—	—		—	48	—	48	350	(a)	398
Net earnings	—	—	—	—	1,612	—	1,612	260		1,872
Other comprehensive income (loss)	—	—	—	—	—	60	60	(3)		57
September 30, 2020	616	$1	$29,719	$(22,958)	$9,704	$(1,910)	$14,556	$689		$15,245
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

Discontinued Operations—On November 25, 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment, to Penguin Random House LLC (“Penguin Random House”), a wholly owned subsidiary of Bertelsmann SE & Co. KGaA, for $2.175 billion in cash. As a result, Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 2).

Assets Held for Sale—During October 2021, we completed the sale of 51 West 52nd Street, an office tower that was formerly the headquarters of CBS Corporation (“CBS”). The assets sold were classified as held for sale on the Consolidated Balance Sheet at September 30, 2021, with the noncurrent portion of $207 million, which is principally comprised of property and equipment, presented in “Assets held for sale” and the current portion of $3 million presented within “Prepaid expenses and other current assets.” (See Note 2.)

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

Net Earnings per Common Share—Basic net earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings available to common stockholders is calculated as net earnings from continuing operations or net earnings, as applicable, adjusted to include dividends on the 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) that was issued during the first quarter of 2021 (see Note 9).

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Weighted average shares for diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) or performance stock units (“PSUs”) only in the periods in which such effect would have been dilutive. Diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-mentioned preferred stock dividend adjustment to net earnings available to common stockholders.

Excluded from the calculation of diluted EPS because their inclusion would have been antidilutive, were stock options and RSUs of 6 million and 5 million for the three and nine months ended September 30, 2021, respectively, and stock options and RSUs of 21 million and 24 million for the three and nine months ended September 30, 2020, respectively. Also excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2021, was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. As a result, the preferred stock dividends recorded during the three and nine months ended September 30, 2021 were deducted from net earnings from continuing operations and net earnings in both our basic and diluted EPS calculations. The table below presents a reconciliation of net earnings from continuing operations and net earnings to the amounts used in the calculations of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$465	$568	$2,359	$1,522
Preferred stock dividends	(14)	—	(30)	—
Net earnings from continuing operations for basic and diluted EPS calculation	$451	$568	$2,329	$1,522

Amounts attributable to ViacomCBS:
Net earnings	$538	$615	$2,485	$1,612
Preferred stock dividends	(14)	—	(30)	—
Net earnings for basic and diluted EPS calculation	$524	$615	$2,455	$1,612
The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2021	2020	2021	2020
Weighted average shares for basic EPS	646	616	638	615
Dilutive effect of shares issuable under stock-based compensation plans	5	2	6	2
Weighted average shares for diluted EPS	651	618	644	617

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

Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
On August 5, 2020, the FASB issued amended guidance to reduce complexity associated with the accounting for convertible instruments with characteristics of liabilities and equity. Under this guidance, embedded conversion features associated with convertible instruments no longer need to be separated from the host contracts unless they are required to be accounted for as derivatives or have been issued at a substantial premium. For contracts in an entity’s own equity, this guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions. This guidance also amends certain EPS guidance for convertible instruments and expands disclosure requirements. This guidance is effective for fiscal years beginning after December 15, 2021, with early adoption permitted, and is not expected to have a material impact on our consolidated financial statements.
2) DISPOSITIONS
During October 2021, we completed the sale of 51 West 52nd Street, an office tower that was formerly the headquarters of CBS, to Harbor Group International, LLC, for $760 million. At closing, we executed an agreement to lease back the space we occupy for terms ranging from two to three years. This transaction will result in an estimated pre-tax gain during the fourth quarter of 2021 of $523 million, which is net of estimated transaction costs. The assets sold, which are principally comprised of property and equipment, were classified as “Assets held for sale” on the Consolidated Balance Sheet at September 30, 2021.
During the nine months ended September 30, 2021, we recognized a net gain on sales of $116 million, principally relating to the sale of a noncore trademark licensing operation.
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, for $2.175 billion in cash. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented. On November 2, 2021, the U.S. Department of Justice filed suit to

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons (see Note 15).

The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2021 and 2020, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$321	$279	$725	$649
Costs and expenses:
Operating	182	167	429	386
Selling, general and administrative	38	50	114	132
Depreciation and amortization	—	1	—	4
Restructuring charges	1	—	1	2
Total costs and expenses (a)	221	218	544	524
Operating income	100	61	181	125
Other items, net	(6)	—	(8)	(5)
Earnings from discontinued operations	94	61	173	120
Income tax provision (b)	(21)	(14)	(47)	(30)
Net earnings from discontinued operations, net of tax	$73	$47	$126	$90
(a) Included in total costs and expenses are the release of indemnification obligations for leases relating to a previously disposed business of $7 million and $9 million for the three and nine months ended September 30, 2021, respectively, and $5 million and $19 million for the three and nine months ended September 30, 2020, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $2 million and $9 million for the three and nine months ended September 30, 2021, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2020, respectively.
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	September 30, 2021	December 31, 2020
Receivables, net	$438	$447
Other current assets	184	183
Goodwill	435	435
Property and equipment, net	45	42
Operating lease assets	193	191
Other assets	135	141
Total Assets	$1,430	$1,439
Royalties payable	$123	$131
Other current liabilities	362	349
Operating lease liabilities	187	194
Other liabilities	21	26
Total Liabilities	$693	$700

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at September 30, 2021 and December 31, 2020, grouped by type and predominant monetization strategy.

	At	At
	September 30, 2021	December 31, 2020
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,312	$3,413
Film inventory:
In process and other	66	—
Internally-produced television programming:
Released	3,190	2,558
In process and other	2,653	1,682

Individual Monetization:
Acquired libraries	458	483
Film inventory:
Released	596	374
Completed, not yet released	339	543
In process and other	1,189	816
Internally-produced television programming:
Released	1,271	1,206
In process and other	1,021	1,013
Home entertainment	32	32
Total programming and other inventory	14,127	12,120
Less current portion	1,563	1,757
Total noncurrent programming and other inventory	$12,564	$10,363
The following table presents amortization of television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Programming costs, acquired programming	$1,025	$839	$3,625	$2,525

Production costs, internally-produced television and film programming:
Individual monetization	$735	$606	$2,245	$2,129
Film group monetization	$847	$662	$2,148	$2,082
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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
4) RESTRUCTURING, IMPAIRMENT AND OTHER CORPORATE MATTERS
During the three and nine months ended September 30, 2021 and 2020, we recorded the following costs associated with restructuring, impairment and other corporate matters.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Severance	$46	$30	$46	$332
Exit costs	—	5	35	37
Restructuring charges	46	35	81	369
Merger-related costs	—	10	—	51
Other corporate matters	—	7	—	21
Restructuring and other corporate matters	$46	$52	$81	$441

Impairment charges	$—	$—	$—	$25

Depreciation of abandoned technology	$—	$—	$—	$12
Restructuring Charges
During the three and nine months ended September 30, 2021, we recorded restructuring charges of $46 million and $81 million, respectively. These charges include $46 million of severance costs, including the accelerated vesting of stock-based compensation, primarily associated with changes in management at certain of our businesses. The charges for the nine-month period also include $35 million for the impairment of lease assets that we determined we will not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (the “Merger”). The impairment is the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

During the three and nine months ended September 30, 2020, we recorded restructuring charges of $35 million and $369 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges consisted of severance costs, including the accelerated vesting of stock-based compensation, as well as costs resulting from the termination of contractual obligations and charges associated with the exit of leases.

The following table presents a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The majority of the restructuring liability at September 30, 2021, which primarily relates to severance payments, is expected to be paid by the end of 2022.

	Balance at	2021 Activity			Balance at
	December 31, 2020	Charges (a)	Payments	Other	September 30, 2021
TV Entertainment	$112	$1	$(48)	$(7)	$58
Cable Networks	144	3	(69)	(3)	75
Filmed Entertainment	30	19	(10)	(5)	34
Corporate	86	2	(46)	(4)	38
Total	$372	$25	$(173)	$(19)	$205
(a) Excludes stock-based compensation expense of $21 million and lease asset impairments of $35 million.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Merger-related Costs and Other Corporate Matters
During the three and nine months ended September 30, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $10 million and $51 million, respectively, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses for the nine-month period. In addition, during the three and nine months ended September 30, 2020, we incurred costs of $6 million in connection with planned dispositions, and for the nine months ended September 30, 2020, we recorded a charge of $15 million to write down property and equipment to its fair value less costs to sell.

Impairment Charges
During the nine months ended September 30, 2020, we recorded an impairment charge of $25 million, which is recorded within “Depreciation and amortization” on the Consolidated Statement of Operations, to write down the carrying values of FCC licenses in two markets to their aggregate estimated fair value. The impairment resulted from declines in industry projections in the markets where these FCC licenses are held, which were further accelerated by COVID-19, and was recorded within the TV Entertainment segment.

Accelerated Depreciation
During the nine months ended September 30, 2020, we recorded accelerated depreciation expense of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger, which is recorded in “Depreciation and amortization” on the Consolidated Statement of Operations.
5) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of ViacomCBS. At September 30, 2021, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$37	$13	$175	$89
Operating expenses	$5	$4	$13	$9

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	At	At
	September 30, 2021	December 31, 2020
Accounts receivable	$39	$69
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues by Type:
Advertising (a)	$1,855	$1,828	$6,633	$5,733
Affiliate (b)	2,102	2,059	6,284	5,956
Streaming	1,079	666	2,878	1,673
Theatrical	67	6	202	176
Licensing and other	1,507	1,278	4,589	4,873
Total Revenues	$6,610	$5,837	$20,586	$18,411
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. Our allowance for credit losses was $84 million and $85 million at September 30, 2021 and December 31, 2020, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.74 billion and $2.02 billion at September 30, 2021 and December 31, 2020, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.18 billion and $1.12 billion at September 30, 2021 and December 31, 2020, respectively. For the nine months ended September 30, 2021, we recognized revenues of $769 million that were included in deferred revenues at December 31, 2020. For the nine months ended September 30, 2020, we recognized revenues of $553 million that were included in deferred revenues at December 31, 2019.

Unrecognized Revenues Under Contract
At September 30, 2021, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were $6.1 billion, of which $1.4 billion is expected to be recognized for the remainder of 2021, $2.9 billion in 2022, $1.0 billion in 2023, and $0.8 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, which primarily include licensing of our content to distributors of transactional video-on-demand and electronic sell-through services, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. Revenues recognized in our Filmed Entertainment segment for performance obligations satisfied or partially satisfied in a prior period were $126 million and $77 million for the three months ended September 30, 2021 and 2020, respectively, and $233 million and $198 million for the nine months ended September 30, 2021 and 2020, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) DEBT
Our debt consists of the following:

	At	At
	September 30, 2021	December 31, 2020
2.250% Senior Notes due 2022	$—	$35
3.375% Senior Notes due 2022	—	415
3.125% Senior Notes due 2022	—	117
2.50% Senior Notes due 2023	—	196
3.25% Senior Notes due 2023	—	141
2.90% Senior Notes due 2023	—	242
4.25% Senior Notes due 2023	—	837
7.875% Debentures due 2023	139	139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	490	490
3.70% Senior Notes due 2024	599	598
3.50% Senior Notes due 2025	597	596
4.75% Senior Notes due 2025	1,241	1,239
4.0% Senior Notes due 2026	792	791
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	692	691
3.375% Senior Notes due 2028	495	495
3.70% Senior Notes due 2028	493	492
4.20% Senior Notes due 2029	494	493
7.875% Senior Debentures due 2030	831	831
4.95% Senior Notes due 2031	1,222	1,220
4.20% Senior Notes due 2032	971	969
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,070	1,069
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	488	487
4.375% Senior Debentures due 2043	1,121	1,116
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,232	1,232
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	540	540
4.60% Senior Notes due 2045	589	589
4.95% Senior Notes due 2050	944	942
5.875% Junior Subordinated Debentures due 2057	514	514
6.25% Junior Subordinated Debentures due 2057	643	643
Other bank borrowings	35	95
Obligations under finance leases	26	26
Total debt (a)	17,711	19,733
Less current portion of long-term debt	15	16
Total long-term debt, net of current portion	$17,696	$19,717
(a) At September 30, 2021 and December 31, 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $472 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $97 million and $107 million, respectively. The face value of our total debt was $18.28 billion and $20.33 billion at September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the nine months ended September 30, 2020, we issued $4.50 billion of senior notes and used the net proceeds from these issuances for the redemption of long-term debt as well as for general corporate purposes. During the nine months ended September 30, 2020, we redeemed long-term debt totaling $2.77 billion, prior to maturity, for an aggregate redemption price of $2.88 billion, which included third quarter redemptions of $340 million for a redemption price of $357 million. As a result, we recognized a pre-tax loss on extinguishment of debt of $23 million and $126 million for the three and nine months ended September 30, 2020, respectively.

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

Commercial Paper
At both September 30, 2021 and December 31, 2020, we had no outstanding commercial paper borrowings under our commercial paper program.

Credit Facility
At September 30, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of September 30, 2021.

At September 30, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At September 30, 2021 and December 31, 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $35 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
8) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At September 30, 2021 and December 31, 2020, the carrying value of our notes and debentures was $17.65 billion and $19.61 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $21.7 billion and $24.5 billion, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Investments
The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $57 million and $65 million at September 30, 2021 and December 31, 2020, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

For the three and nine months ended September 30, 2021, we recorded a net loss of $5 million and a net gain of $47 million, respectively, within “Net gains (losses) from investments” on the Consolidated Statements of Operations. Included in these amounts were changes in the fair value of a marketable security, which was sold during the third quarter of 2021 for proceeds of $9 million. The nine-month period also included a gain of $37 million on the sale of an investment, for which we received proceeds of $43 million. During the nine months ended September 30, 2020, we recorded an unrealized gain of $32 million for a change in the fair value of an investment as indicated by the market price of a similar investment. Additionally, “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2020 includes an impairment charge of $9 million relating to an international television joint venture.

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

At September 30, 2021 and December 31, 2020, the notional amount of all foreign exchange contracts was $1.99 billion and $1.27 billion, respectively. At September 30, 2021, $1.49 billion related to future production costs and $498 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2020, $740 million related to future production costs and $529 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020	Financial Statement Account
Non-designated foreign exchange contracts	$13	$(12)	$12	$6	Other items, net
The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The following tables set forth our assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. We do not have any assets or liabilities that are measured at fair value on a recurring basis using level 1 or level 3 inputs.

At September 30, 2021	Level 2	Total
Assets:
Foreign currency hedges	$27	$27
Total Assets	$27	$27
Liabilities:
Deferred compensation	$416	$416
Foreign currency hedges	33	33
Total Liabilities	$449	$449

At December 31, 2020	Level 2	Total
Assets:
Foreign currency hedges	$20	$20
Total Assets	$20	$20
Liabilities:
Deferred compensation	$529	$529
Foreign currency hedges	39	39
Total Liabilities	$568	$568
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

Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock during each of the three months ended September 30, 2021 and 2020, resulting in total dividends of $159 million and $150 million, respectively. We declared cash dividends of $.72 per share on our Class A and Class B Common Stock, during each of the nine months ended September 30, 2021 and 2020, resulting in total dividends of $468 million and $450 million, respectively.

During the third quarter of 2021 we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock. During the second quarter of 2021 we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $14.4 million and $29.9 million during the three and nine months ended September 30, 2021, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Loss (a)	Accumulated Other Comprehensive Loss
At December 31, 2020	$(303)	$(1,509)		$(20)	$(1,832)
Other comprehensive income (loss) before reclassifications	(113)	11		—	(102)
Reclassifications to net earnings	—	51	(b)	—	51
Other comprehensive income (loss)	(113)	62		—	(51)
At September 30, 2021	$(416)	$(1,447)		$(20)	$(1,883)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Loss (a)	Accumulated Other Comprehensive Loss
At December 31, 2019	$(438)	$(1,507)		$(25)	$(1,970)
Other comprehensive income (loss) before reclassifications	12	—		(4)	8
Reclassifications to net earnings	—	52	(b)	—	52
Other comprehensive income (loss)	12	52		(4)	60
At September 30, 2020	$(426)	$(1,455)		$(29)	$(1,910)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses, which for 2021 includes the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans (see Note 12).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit for the nine months ended September 30, 2021 and 2020 of $20 million and $16 million, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) STOCK-BASED COMPENSATION
The following table summarizes our stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
RSUs and PSUs	$31	$36	$126	$122
Stock options	1	4	7	15
Compensation cost included in operating and SG&A expense	32	40	133	137
Compensation cost included in restructuring and other corporate matters (a)	21	5	21	51
Stock-based compensation expense, before income taxes	53	45	154	188
Related tax benefit	(13)	(10)	(34)	(36)
Stock-based compensation expense, net of tax benefit	$40	$35	$120	$152
(a) Reflects accelerations as a result of restructuring activities.
Included in net earnings from discontinued operations was stock-based compensation expense of $1 million for each of the three-month periods ended September 30, 2021 and 2020, and $3 million for each of the nine-month periods ended September 30, 2021 and 2020.
11) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2021, we recorded a provision for income taxes of $120 million and $312 million, reflecting effective income tax rates of 19.5% and 11.2%, respectively. Included in the provision for income taxes for the nine months ended September 30, 2021 are discrete tax benefits of $290 million primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the second quarter of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the nine months ended September 30, 2021, these discrete tax benefits, together with a net tax benefit of $14 million on other items identified as affecting the comparability of our results during the period, which include a loss on extinguishment of debt, restructuring and pension settlement charges and net gains from sales and investments, decreased our effective income tax rate by 10.5 percentage points.

For the three and nine months ended September 30, 2020, we recorded a provision for income taxes of $26 million and $352 million, reflecting effective income tax rates of 4.2% and 16.3%, respectively. Included in the provision for income taxes for the three and nine months ended September 30, 2020, are discrete tax benefits of $119 million and $122 million, respectively, primarily consisting of a benefit of $100 million to remeasure our UK net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter of 2020, as well as a benefit of $22 million realized in connection with the preparation of the fiscal 2019 tax return for Viacom. These items, together with a net tax benefit of $17 million and $152 million for the three and nine months ended September 30, 2020, respectively, which relate principally to restructuring and other corporate matters, losses on the extinguishment of debt and, in the nine-month period, programming charges, reduced our effective income tax rate by 19.3 percentage points and 5.6 percentage points, respectively.
ViacomCBS and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
returns. For CBS, we are currently under examination by the IRS for the 2017 and 2018 tax years. For Viacom, the Company and the IRS settled the income tax audit for the 2014 and 2015 tax years during the second quarter of 2021. We anticipate that the IRS will commence its examination of Viacom’s 2016 through 2019 tax years in the fourth quarter of 2021. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
12) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following tables present the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2021	2020	2021	2020
Components of net periodic cost (a):
Service cost	$—	$8	$1	$—
Interest cost	37	41	2	2
Expected return on plan assets	(47)	(48)	—	—
Amortization of actuarial loss (gain) (b)	23	26	(4)	(3)
Settlements (c)	10	—	—	—
Net periodic cost	$23	$27	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2021	2020	2021	2020
Components of net periodic cost (a):
Service cost	$—	$23	$1	$1
Interest cost	109	123	6	8
Expected return on plan assets	(141)	(145)	—	—
Amortization of actuarial loss (gain) (b)	70	78	(11)	(11)
Settlements (c)	10	—	—	—
Net periodic cost	$48	$79	$(4)	$(2)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
(c) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.

The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income and all other components of net periodic cost are presented within “Other items, net.”

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the nine months ended September 30, 2021 and 2020 is presented below.

	Nine Months Ended
	September 30,
	2021	2020
Beginning balance	$197	$254
Net earnings	8	5
Distributions	(4)	(10)
Translation adjustment	(4)	(5)
Redemption value adjustment	(94)	(48)
Ending balance	$103	$196
14) REPORTABLE SEGMENTS
The following tables set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.
In the first quarter of 2021, we began separately presenting streaming revenues in the categories we use to disaggregate our revenues (see Note 6).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Advertising	$943	$966	$3,838	$3,134
Affiliate	698	674	2,082	1,926
Streaming	390	216	1,062	613
Licensing and other	893	498	2,262	1,915
TV Entertainment	2,924	2,354	9,244	7,588
Advertising	917	862	2,806	2,622
Affiliate	1,404	1,385	4,202	4,030
Streaming	689	450	1,816	1,060
Licensing and other	448	364	1,368	1,439
Cable Networks	3,458	3,061	10,192	9,151
Theatrical	67	6	202	176
Licensing and other	513	584	2,042	1,872
Filmed Entertainment	580	590	2,244	2,048
Corporate/Eliminations	(352)	(168)	(1,094)	(376)
Total Revenues	$6,610	$5,837	$20,586	$18,411

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Intercompany Revenues:
TV Entertainment	$78	$67	$217	$185
Cable Networks	135	57	366	75
Filmed Entertainment	139	44	511	116
Total Intercompany Revenues	$352	$168	$1,094	$376
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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Adjusted OIBDA:
TV Entertainment	$271	$343	$936	$1,308
Cable Networks	906	866	3,215	2,945
Filmed Entertainment	38	54	314	197
Corporate/Eliminations	(163)	(171)	(445)	(364)
Stock-based compensation	(32)	(40)	(133)	(137)
Depreciation and amortization	(95)	(97)	(289)	(331)
Restructuring and other corporate matters	(46)	(52)	(81)	(441)
Programming charges	—	—	—	(121)
Net gain on sales	—	—	116	—
Operating income	879	903	3,633	3,056
Interest expense	(243)	(259)	(745)	(763)
Interest income	11	14	37	39
Net gains (losses) from investments	(5)	—	47	32
Loss on extinguishment of debt	—	(23)	(128)	(126)
Other items, net	(26)	(20)	(55)	(74)
Earnings from continuing operations before income taxes and equity in loss of investee companies	616	615	2,789	2,164
Provision for income taxes	(120)	(26)	(312)	(352)
Equity in loss of investee companies, net of tax	(18)	(9)	(80)	(30)
Net earnings from continuing operations	478	580	2,397	1,782
Net earnings from discontinued operations, net of tax	73	47	126	90
Net earnings (ViacomCBS and noncontrolling interests)	551	627	2,523	1,872
Net earnings attributable to noncontrolling interests	(13)	(12)	(38)	(260)
Net earnings attributable to ViacomCBS	$538	$615	$2,485	$1,612

	At	At
	September 30, 2021	December 31, 2020
Assets:
TV Entertainment	$19,871	$19,443
Cable Networks	24,183	23,139
Filmed Entertainment	6,790	6,440
Corporate/Eliminations	3,638	2,202
Discontinued Operations	1,430	1,439
Total Assets	$55,912	$52,663
15) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2021, the outstanding letters of credit and surety bonds approximated $181 million and were not recorded on the Consolidated Balance Sheet.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at September 30, 2021 is a liability of $76 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $58 million at September 30, 2021 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

Other
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

Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission regarding the subject matter of this investigation and related matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

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

Litigation Related to Stock Offerings
On August 13, 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York. The complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain current and former senior executives, members of the ViacomCBS Board of Directors, and the underwriters involved in the offerings. The complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to ViacomCBS securities and related alleged risks to the Company’s stock price. The complaint seeks unspecified compensatory damages, as well as other relief. We believe that the claims are without merit and intend to defend against them vigorously.

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between ViacomCBS, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to ViacomCBS in certain circumstances in the event the Transaction does not close for regulatory reasons. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2021, we had pending approximately 28,470 asbestos claims, as compared with approximately 30,710 as of December 31, 2020. During the third quarter of 2021, we received approximately 800 new claims and closed or moved to an inactive docket approximately 2,050 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
16) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2021	2020
Cash paid for interest	$783	$765

Cash paid for income taxes:
Continuing operations	$171	$257
Discontinued operations	$40	$41

Noncash additions to operating lease assets	$180	$123
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

	At	At
	September 30, 2021	December 31, 2020
Total assets	$1,566	$1,385

Total liabilities	$196	$197

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020 (a)
Revenues	$179	$50	$342	$606

Operating income (loss)	$(6)	$6	$2	$504
(a) The revenue and operating income include the licensing of the streaming rights to South Park by a consolidated 51%-owned VIE in the second quarter of 2020.

Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $42 million and $113 million for the three and nine months ended September 30, 2021, respectively, and $32 million and $84 million for the three and nine months ended September 30, 2020, respectively.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of ViacomCBS Inc. should be read in conjunction with the consolidated financial statements and related notes in ViacomCBS Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020. References in this document to “ViacomCBS,” the “Company,” “we,” “us” and “our” refer to ViacomCBS Inc.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of ViacomCBS and our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and nine months ended September 30, 2021 compared with the three and nine months ended September 30, 2020.
•Liquidity and Capital Resources—Discussion of our sources and uses of cash; cash flows for the nine months ended September 30, 2021 and September 30, 2020; and of our outstanding debt, commitments and contingencies as of September 30, 2021.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Three Months Ended September 30, 2021 versus Three Months Ended September 30, 2020

Consolidated results of operations			Increase/(Decrease)
Three Months Ended September 30,	2021	2020	$	%
GAAP:
Revenues	$6,610	$5,837	$773	13%
Operating income	$879	$903	$(24)	(3)%
Net earnings from continuing operations attributable to ViacomCBS	$465	$568	$(103)	(18)%
Diluted EPS from continuing operations attributable to ViacomCBS	$.69	$.92	$(.23)	(25)%

Non-GAAP: (a)
Adjusted OIBDA	$1,020	$1,052	$(32)	(3)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$510	$516	$(6)	(1)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$.76	$.83	$(.07)	(8)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended September 30, 2021, revenues increased 13% to $6.61 billion, reflecting growth across all revenue streams. The increase was led by 62% growth in streaming revenues, reflecting increased subscribers for our subscription streaming services and higher streaming advertising revenues, driven by Pluto TV and Paramount+. The revenue comparison also benefited from 18% growth in licensing and other revenues, mainly reflecting the timing of program availabilities, and revenues from theatrical releases including, the third quarter 2021 releases of Paw Patrol: The Movie and Snake Eyes: G.I. Joe Origins.

Operating income for the three months ended September 30, 2021 decreased 3% from the same prior-year period. This comparison includes items identified as affecting comparability, including costs for restructuring in each period. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) decreased 3%, mainly as a result of increased investment in our streaming services.

For the three months ended September 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted earnings per share (“EPS”) from continuing operations decreased 18% and 25%, respectively, from the same prior-year period. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items impacting operating income, as well as a loss from investments and a pension settlement charge in 2021, a loss on extinguishment of debt in 2020, and discrete tax items in each period. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS decreased 1% and 8%, respectively, primarily reflecting lower Adjusted OIBDA. The lower adjusted diluted EPS also reflects the effect of the above-mentioned stock issuances, which negatively impacted the EPS comparison by 5-percentage points.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Nine Months Ended September 30, 2021 versus Nine Months Ended September 30, 2020

Consolidated results of operations			Increase/(Decrease)
Nine Months Ended September 30,	2021	2020	$	%
GAAP:
Revenues	$20,586	$18,411	$2,175	12%
Operating income	$3,633	$3,056	$577	19%
Net earnings from continuing operations attributable to ViacomCBS	$2,359	$1,522	$837	55%
Diluted EPS from continuing operations attributable to ViacomCBS	$3.62	$2.47	$1.15	47%

Non-GAAP: (a)
Adjusted OIBDA	$3,887	$3,949	$(62)	(2)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$2,111	$1,950	$161	8%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$3.23	$3.16	$.07	2%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the nine months ended September 30, 2021, revenues grew 12% to $20.59 billion, led by 72% growth in streaming revenues, reflecting growth across our streaming services, and a 16% increase in advertising revenues. The advertising revenue increase is principally the result of CBS’ broadcasts of Super Bowl LV and NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”) games, for which there were no comparable broadcasts on CBS in 2020. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and the 2020 NCAA Tournament was cancelled as a result of the coronavirus pandemic (“COVID-19”). Revenue growth also reflects a 6% increase in affiliate revenues. These increases were partially offset by a 6% decline in licensing and other revenue, reflecting the benefit to the prior year from the licensing of the domestic streaming rights to South Park, partially offset by the timing of program availabilities.

Operating income for the nine months ended September 30, 2021 increased 19% from the same prior-year period. This comparison was impacted by items identified as affecting comparability, including costs for restructuring in each period, net gain on sales in 2021 and costs for other corporate matters, programming charges and impairment charges in 2020. Adjusted OIBDA decreased 2%, as the revenue growth was more than offset by higher costs, principally from an increased investment in our streaming services and higher programming costs associated with noncomparable sporting events and a higher level of production in 2021.

For the nine months ended September 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 55% and 47%, respectively, from the same prior-year period. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items impacting operating income, a pension settlement charge in 2021, and in each period, a loss on extinguishment of debt, gains from investments, and discrete tax items. Adjusted net earnings from continuing operations attributable to ViacomCBS and adjusted diluted EPS increased 8% and 2%, respectively, as the lower Adjusted OIBDA was more than offset by the impact in the prior year from the noncontrolling interest’s share of profit from the licensing of South Park. The impact on adjusted diluted EPS was partially offset by the effect of the above-mentioned stock issuances, which negatively impacted the EPS comparison by 4-percentage points.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2021 and 2020 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating income (GAAP)	$879	$903	$3,633	$3,056
Depreciation and amortization (a)	95	97	289	331
Restructuring and other corporate matters (b)	46	52	81	441
Programming charges (b)	—	—	—	121
Net gain on sales (b)	—	—	(116)	—
Adjusted OIBDA (Non-GAAP)	$1,020	$1,052	$3,887	$3,949
(a) The nine months ended September 30, 2020 include an impairment charge for FCC licenses of $25 million and accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (the “Merger”).
(b) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$616	$(120)	$465	$.69
Items affecting comparability:
Restructuring and other corporate matters (a)	46	(12)	34	.05
Loss from investments (b)	5	(1)	4	.01
Pension settlement charge (c)	10	(2)	8	.01
Discrete tax items	—	(1)	(1)	—
Adjusted (Non-GAAP)	$677	$(136)	$510	$.76
(a) Reflects severance costs associated with changes in management at certain of our businesses.
(b) Reflects the change in fair value of an investment which was sold during the quarter.
(c) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.

	Three Months Ended September 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$615	$(26)	$568	$.92
Items affecting comparability:
Restructuring and other corporate matters (a)	52	(12)	40	.06
Loss on extinguishment of debt	23	(5)	18	.03
Discrete tax items (b)	—	(119)	(119)	(.19)
Impairment of an equity-method investment	—	—	9	.01
Adjusted (Non-GAAP)	$690	$(162)	$516	$.83
(a) Reflects severance, exit costs and other costs related to the Merger.
(b) Primarily reflects a benefit from the remeasurement of our UK net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter of 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$2,789	$(312)	$2,359	$3.62
Items affecting comparability:
Restructuring and other corporate matters (a)	81	(20)	61	.10
Net gain on sales (b)	(116)	27	(89)	(.14)
Gains from investments (c)	(47)	11	(36)	(.06)
Loss on extinguishment of debt	128	(30)	98	.15
Pension settlement charge (d)	10	(2)	8	.01
Discrete tax items (e)	—	(290)	(290)	(.45)
Adjusted (Non-GAAP)	$2,845	$(616)	$2,111	$3.23
(a) Reflects severance costs associated with changes in management at certain of our businesses and the impairment of lease assets in connection with cost transformation initiatives related to the Merger.
(b) Primarily reflects a gain on the sale of a noncore trademark licensing operation.
(c) Reflects a gain of $37 million on the sale of an investment and an increase in the fair value of an investment which was sold during the third quarter.
(d) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
(e) Primarily reflects a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the quarter of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits.

	Nine Months Ended September 30, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$2,164	$(352)	$1,522	$2.47
Items affecting comparability:
Restructuring and other corporate matters (a)	441	(93)	348	.57
Impairment charge (b)	25	(6)	19	.03
Depreciation of abandoned technology (c)	12	(3)	9	.01
Programming charges (d)	121	(29)	92	.15
Gains from investments (e)	(32)	8	(24)	(.04)
Loss on extinguishment of debt	126	(29)	97	.16
Discrete tax items (f)	—	(122)	(122)	(.20)
Impairment of an equity-method investment	—	—	9	.01
Adjusted (Non-GAAP)	$2,857	$(626)	$1,950	$3.16
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Nine Months Ended September 30, 2021 versus Three and Nine Months Ended September 30, 2020
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2021		2020		$	%
Advertising (a)	$1,855	28%	$1,828	31%	$27	1%
Affiliate (b)	2,102	32	2,059	35	43	2
Streaming	1,079	16	666	12	413	62
Theatrical	67	1	6	—	61	n/m
Licensing and other	1,507	23	1,278	22	229	18
Total Revenues	$6,610	100%	$5,837	100%	$773	13%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2021		2020		$	%
Advertising (a)	$6,633	32%	$5,733	31%	$900	16%
Affiliate (b)	6,284	31	5,956	32	328	6
Streaming	2,878	14	1,673	9	1,205	72
Theatrical	202	1	176	1	26	15
Licensing and other	4,589	22	4,873	27	(284)	(6)
Total Revenues	$20,586	100%	$18,411	100%	$2,175	12%
n/m - not meaningful
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Advertising
For the three months ended September 30, 2021, advertising revenues increased 1% reflecting an improved advertising marketplace, driven by higher pricing as well as the comparison against the impact from COVID-19 in 2020. This increase was partially offset by lower linear impressions for our domestic networks; lower political advertising sales, reflecting the benefit to 2020 from the U.S. Presidential election; and the absence of CNET Media Group (“CMG”) as a result of its sale in the fourth quarter of 2020, which negatively impacted the comparison by 2-percentage points.

For the nine months ended September 30, 2021, the 16% increase in advertising revenues was driven by the benefit in 2021 from CBS’ broadcasts of Super Bowl LV and NCAA Tournament games for which there were no comparable broadcasts on CBS in 2020. These noncomparable sporting events contributed 14-percentage points of the increase. We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis with other networks, including in 2021. Additionally, while we share the games in the preceding rounds of the NCAA Tournament with Turner Broadcasting System, Inc. (“Turner”) each year, COVID-19 caused the cancellation of the NCAA Tournament in 2020. The above-mentioned factors that drove the comparison for the three-month period were also reflected in the nine-month comparison, including the absence of CMG, which had a negative impact of 1-percentage point.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
We expect the advertising revenue comparison in the fourth quarter of 2021 to be negatively impacted by lower political advertising, reflecting the benefit to 2020 from the U.S. Presidential election.

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

Affiliate
For the three months ended September 30, 2021, affiliate revenues increased 2%, mainly reflecting growth in fees received from television stations affiliated with the CBS Television Network (“reverse compensation”) and higher cable affiliate fees. The growth in cable affiliate fees was driven by the April 2021 launch of our basic cable networks on a virtual multichannel video programming distributor (“vMVPD”) and rate increases, partially offset by subscriber declines. The 6% increase in affiliate revenues for the nine months ended September 30, 2021 reflects growth in reverse compensation and retransmission fee revenues and higher cable affiliate fees, reflecting the benefit from the above-mentioned launch, the launch in June 2020 on another vMVPD and rate increases, partially offset by subscriber declines.

Streaming

	Three Months Ended September 30,
			Increase/(Decrease)
Streaming Revenues by Type	2021	2020	$	%
Advertising	$531	$360	$171	48%
Subscription	548	306	242	79
Total Streaming Revenues	$1,079	$666	$413	62%

	Nine Months Ended September 30,
			Increase/(Decrease)
Streaming Revenues by Type	2021	2020	$	%
Advertising	$1,461	$873	$588	67%
Subscription	1,417	800	617	77
Total Streaming Revenues	$2,878	$1,673	$1,205	72%
For the three and nine months ended September 30, 2021, streaming advertising revenues grew 48% and 67%, respectively, driven by higher advertising on our streaming services, Pluto TV and Paramount+. The comparison for the nine months also reflects growth on other digital video platforms. Global monthly active users (“MAUs”) for Pluto TV increased 18.6 million to 54.4 million at September 30, 2021 from 35.8 million at September 30, 2020. Compared with June 30, 2021, global MAUs grew 2.1 million.

For the three and nine months ended September 30, 2021, streaming subscription revenues increased 79% and 77%, respectively, reflecting subscriber growth, led by Paramount+, Showtime OTT and BET+. Global streaming subscribers increased 18.8 million to 46.7 million at September 30, 2021 from 27.9 million at September 30, 2020. Compared with June 30, 2021, global streaming subscribers grew 4.3 million, led by Paramount+, which benefited from A Quiet Place Part II and Paw Patrol: The Movie, the start of the NFL season, and recent launches in international markets. Global streaming subscribers include customers who can access our domestic or

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
international streaming services, either directly through our owned and operated apps and websites, or through third-party distributors.

Theatrical
For the three months ended September 30, 2021, the increase in theatrical revenues reflects the third quarter releases of Paw Patrol: The Movie and Snake Eyes: G.I. Joe Origins, and the continued success of the second quarter 2021 release, A Quiet Place Part II, while the prior-year period was impacted by the closure or reduced capacity of movie theaters in response to COVID-19. For the nine months ended September 30, 2021, the 15% increase in theatrical revenues reflects higher revenues from the above-mentioned 2021 releases compared with the first quarter 2020 release of Sonic the Hedgehog.

Licensing and Other
Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third party platforms; license fees from content produced for third parties; home entertainment revenues, which includes the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services; fees from the use of our trademarks and brands for consumer products, recreation and live events; fees from the distribution of third-party programming; and revenues from the rental of production facilities. For the three months ended September 30, 2021, licensing and other revenues increased 18%, driven by a higher volume of licensing of our programming, reflecting the timing of program availabilities, including from the impact of production shutdowns in 2020 due to COVID-19. For the nine months ended September 30, 2021, licensing and other revenues decreased 6%, primarily reflecting the benefit to the prior year from the licensing of the domestic streaming rights to South Park, partially offset by higher revenues from the timing of program availabilities.

Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2021		2020		$	%
Production and programming	$2,830	70%	$2,376	69%	$454	19%
Participations and residuals	425	10	420	12	5	1
Distribution and other	809	20	666	19	143	21
Total Operating Expenses	$4,064	100%	$3,462	100%	$602	17%

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2021		2020		$	%
Production and programming	$8,646	70%	$7,207	67%	$1,439	20%
Participations and residuals	1,447	12	1,291	12	156	12
Programming charges	—	—	121	1	(121)	n/m
Distribution and other	2,199	18	2,160	20	39	2
Total Operating Expenses	$12,292	100%	$10,779	100%	$1,513	14%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Production and Programming
For the three and nine months ended September 30, 2021, production and programming expenses increased 19% and 20%, respectively, primarily the result of an increased investment in programming for our streaming services and a higher level of production and programming costs in 2021, reflecting the impact on the prior-year periods from production shutdowns as a result of COVID-19. The comparison for the nine-month period also reflects higher sports programming costs, principally associated with noncomparable sporting events.
Participations and Residuals
For the three and nine months ended September 30, 2021, participation and residual costs increased 1% and 12%, respectively, primarily the result of a higher volume of theatrical releases in the 2021 periods. The comparison in each period was also impacted by timing and the mix of titles.

Programming Charges
During the nine months ended September 30, 2020, we recorded programming charges of $121 million, primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including print and advertising for theatrical releases and costs paid to third-party distributors; compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; and other ancillary and overhead costs associated with our operations. For the three months ended September 30, 2021, distribution and other expenses increased 21%, primarily reflecting costs to support third quarter theatrical releases, including Snake Eyes: G.I. Joe Origins and Paw Patrol: The Movie. The increase also reflects higher revenue sharing costs associated with growth from our streaming services.

For the nine months ended September 30, 2021, distribution and other expenses increased 2% as a result of cost increases associated with streaming and retransmission growth, partially offset by lower costs in 2021 to support theatrical releases compared with 2020, which included costs associated with the first quarter 2020 release of Sonic the Hedgehog, as well as other anticipated releases.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Selling, general and administrative expenses	$1,526	$1,323	15%	$4,407	$3,804	16%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. For the three and nine months ended September 30, 2021, SG&A expenses increased 15% and 16%, respectively, driven by advertising, marketing and other cost increases to support the growth and expansion of our streaming services, including the launch of Paramount+. The increases also reflect higher advertising and marketing costs to promote an increased level of original programming in 2021, reflecting production shutdowns in 2020 as a result of COVID-19. The increase for the three-month period was partially offset by the timing of incentive compensation costs.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Depreciation and amortization	$95	$97	(2)%	$289	$331	(13)%
Depreciation and amortization expense for the nine months ended September 30, 2020 included an impairment charge of $25 million in the TV Entertainment segment to write down the carrying values of FCC licenses in two markets to their fair values (see Note 4) and accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger.

Restructuring and Other Corporate Matters
During the three and nine months ended September 30, 2021 and 2020, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Severance	$46	$30	$46	$332
Exit costs	—	5	35	37
Restructuring charges	46	35	81	369
Merger-related costs	—	10	—	51
Other corporate matters	—	7	—	21
Restructuring and other corporate matters	$46	$52	$81	$441
During the three and nine months ended September 30, 2021, we recorded restructuring charges of $46 million and $81 million, respectively. These charges include $46 million of severance costs, including the accelerated vesting of stock-based compensation, primarily associated with changes in management at certain of our businesses. The charges for the nine-month period also include $35 million for the impairment of lease assets that we determined we will not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the Merger. The impairment is the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

During the three and nine months ended September 30, 2020, we recorded restructuring charges of $35 million and $369 million, respectively, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges consisted of severance costs, including the accelerated vesting of stock-based compensation, as well as costs resulting from the termination of contractual obligations and charges associated with the exit of leases.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the three and nine months ended September 30, 2020, in addition to the above-mentioned restructuring charges, we incurred merger-related costs of $10 million and $51 million, respectively, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses for the nine-month period. In addition, during the three and nine months ended September 30, 2020, we incurred costs of $6 million in connection with planned dispositions, and for the nine months ended September 30, 2020, we recorded a charge of $15 million to write down property and equipment to its fair value less costs to sell.

Net Gain on Sales
Net gain on sales of $116 million for the nine months ended September 30, 2021 principally relates to the sale of a noncore trademark licensing operation.

Interest Expense/Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Interest expense	$(243)	$(259)	(6)%	$(745)	$(763)	(2)%
Interest income	$11	$14	(21)%	$37	$39	(5)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of September 30, 2021 and 2020.

	At September 30,
		Weighted Average		Weighted Average
	2021	Interest Rate	2020	Interest Rate
Total long-term debt	$17,650	4.93%	$19,599	4.80%
Other bank borrowings	$35	3.50%	$90	3.50%
Net Gains (Losses) from Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Net gains (losses) from investments	$(5)	$—	n/m	$47	$32	47%
n/m - not meaningful
Net gains (losses) from investments for the three and nine months ended September 30, 2021 include the change in the fair value of a marketable security that was sold during the third quarter of 2021. The nine-month period also includes a gain of $37 million on the sale of an investment. The nine months ended September 30, 2020 reflects a change in the fair value of an investment as indicated by the market price of a similar investment.

Loss on Extinguishment of Debt
For the nine months ended September 30, 2021, the loss on extinguishment of debt of $128 million reflects pre-tax losses associated with the early redemption of $1.99 billion of our long-term debt during the first quarter of 2021. For the three and nine months ended September 30, 2020, the loss on extinguishment of debt of $23 million and $126 million, respectively, reflects a pre-tax loss associated with the early redemption of $2.77 billion of our long-term debt, including $340 million that was redeemed in the third quarter of 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension and postretirement benefit costs	$(10)	$(18)	$(32)	$(52)
Foreign exchange loss	(6)	(1)	(14)	(23)
Pension settlement charge (a)	(10)	—	(10)	—
Other	—	(1)	1	1
Other items, net	$(26)	$(20)	$(55)	$(74)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2021, we recorded a provision for income taxes of $120 million and $312 million, reflecting effective income tax rates of 19.5% and 11.2%, respectively. Included in the provision for income taxes for the nine months ended September 30, 2021 are discrete tax benefits of $290 million primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the second quarter of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the nine months ended September 30, 2021, these discrete tax benefits, together with a net tax benefit of $14 million on other items identified as affecting the comparability of our results during the period, which include a loss on extinguishment of debt, restructuring and pension settlement charges and net gains from sales and investments, decreased our effective income tax rate by 10.5 percentage points.

For the three and nine months ended September 30, 2020, we recorded a provision for income taxes of $26 million and $352 million, reflecting effective income tax rates of 4.2% and 16.3%, respectively. Included in the provision for income taxes for the three and nine months ended September 30, 2020, are discrete tax benefits of $119 million and $122 million, respectively, primarily consisting of a benefit of $100 million to remeasure our UK net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter of 2020, as well as a benefit of $22 million realized in connection with the preparation of the fiscal 2019 tax return for Viacom. These items, together with a net tax benefit of $17 million and $152 million for the three and nine months ended September 30, 2020, respectively, which relate principally to restructuring and other corporate matters, losses on the extinguishment of debt and, in the nine-month period, programming charges, reduced our effective income tax rate by 19.3 percentage points and 5.6 percentage points, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Equity in loss of investee companies	$(27)	$(14)	(93)%	$(119)	$(46)	(159)%
Tax benefit	9	5	80	39	16	144
Equity in loss of investee companies, net of tax	$(18)	$(9)	(100)%	$(80)	$(30)	(167)%
For the three and nine months ended September 30, 2020, equity in loss of investee companies, net of tax includes an impairment charge of $9 million relating to an international television joint venture.
Net Earnings from Discontinued Operations
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House LLC (“Penguin Random House”), a wholly owned subsidiary of Bertelsmann SE & Co. KGaA. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 15 to the consolidated financial statements).

The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2021 and 2020, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$321	$279	$725	$649
Costs and expenses:
Operating	182	167	429	386
Selling, general and administrative	38	50	114	132
Depreciation and amortization	—	1	—	4
Restructuring charges	1	—	1	2
Total costs and expenses (a)	221	218	544	524
Operating income	100	61	181	125
Other items, net	(6)	—	(8)	(5)
Earnings from discontinued operations	94	61	173	120
Income tax provision (b)	(21)	(14)	(47)	(30)
Net earnings from discontinued operations, net of tax	$73	$47	$126	$90
(a) Included in total costs and expenses are the release of indemnification obligations for leases relating to a previously disposed business of $7 million and $9 million for the three and nine months ended September 30, 2021, respectively, and $5 million and $19 million for the three and nine months ended September 30, 2020, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $2 million and $9 million for the three and nine months ended September 30, 2021, respectively, and $2 million and $5 million for the three and nine months ended September 30, 2020, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings Attributable to Noncontrolling Interests

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings attributable to noncontrolling interests	$13	$12	$38	$260
For the nine months ended September 30, 2020, net earnings attributable to noncontrolling interests primarily reflects our joint venture partners’ share of profit from the licensing of the domestic streaming rights to South Park in the second quarter of 2020.
Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)	2021	2020	Increase/(Decrease)
Net earnings from continuing operations attributable to ViacomCBS	$465	$568	(18)%	$2,359	$1,522	55%
Diluted EPS from continuing operations attributable to ViacomCBS	$.69	$.92	(25)%	$3.62	$2.47	47%
For the three months ended September 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations decreased 18% and 25%, respectively. These decreases primarily reflect the above-mentioned discrete tax benefits recorded in the third quarter of 2020. For the nine months ended September 30, 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 55% and 47%, respectively, driven by the increase in operating income and higher discrete tax benefits in 2021. The diluted EPS comparison for both the three and nine month periods was impacted by higher weighted average shares outstanding as a result of the stock issuances in the first quarter of 2021.
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

During the fourth quarter of 2020, we entered into an agreement to sell Simon & Schuster, which was previously reported as the Publishing segment. Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 15 to the consolidated financial statements).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2021		2020		$	%
Revenues:
TV Entertainment	$2,924	44%	$2,354	40%	$570	24%
Cable Networks	3,458	52	3,061	53	397	13
Filmed Entertainment	580	9	590	10	(10)	(2)
Corporate/Eliminations	(352)	(5)	(168)	(3)	(184)	(110)
Total Revenues	$6,610	100%	$5,837	100%	$773	13%

	Three Months Ended September 30,
			Increase/(Decrease)
	2021	2020	$	%
Adjusted OIBDA:
TV Entertainment	$271	$343	$(72)	(21)%
Cable Networks	906	866	40	5
Filmed Entertainment	38	54	(16)	(30)
Corporate/Eliminations	(163)	(171)	8	5
Stock-based compensation	(32)	(40)	8	20
Total Adjusted OIBDA	1,020	1,052	(32)	(3)
Depreciation and amortization	(95)	(97)	2	2
Restructuring and other corporate matters	(46)	(52)	6	12
Total Operating Income	$879	$903	$(24)	(3)%

Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2021		2020		$	%
Revenues:
TV Entertainment	$9,244	45%	$7,588	41%	$1,656	22%
Cable Networks	10,192	49	9,151	50	1,041	11
Filmed Entertainment	2,244	11	2,048	11	196	10
Corporate/Eliminations	(1,094)	(5)	(376)	(2)	(718)	(191)
Total Revenues	$20,586	100%	$18,411	100%	$2,175	12%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
			Increase/(Decrease)
	2021	2020	$	%
Adjusted OIBDA:
TV Entertainment	$936	$1,308	$(372)	(28)%
Cable Networks	3,215	2,945	270	9
Filmed Entertainment	314	197	117	59
Corporate/Eliminations	(445)	(364)	(81)	(22)
Stock-based compensation	(133)	(137)	4	3
Total Adjusted OIBDA	3,887	3,949	(62)	(2)
Depreciation and amortization	(289)	(331)	42	13
Restructuring and other corporate matters	(81)	(441)	360	82
Programming charges	—	(121)	121	n/m
Net gain on sales	116	—	116	n/m
Total Operating Income	$3,633	$3,056	$577	19%
n/m - not meaningful
TV Entertainment (CBS Television Network; CBS Studios; CBS Media Ventures; streaming services, including Paramount+ and CBSN; CBS Sports Network; and CBS Television Stations)
Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
			Increase/(Decrease)
TV Entertainment	2021	2020	$	%
Advertising (a)	$943	$966	$(23)	(2)%
Affiliate (b)	698	674	24	4
Streaming	390	216	174	81
Licensing and other	893	498	395	79
Revenues	$2,924	$2,354	$570	24%

Adjusted OIBDA	$271	$343	$(72)	(21)%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the three months ended September 30, 2021, revenues increased 24%, primarily reflecting higher licensing revenues and growth at Paramount+.

Advertising
The 2% decrease in advertising revenues reflects a 2-percentage point unfavorable impact from the absence of advertising revenues from CMG, which was sold in the fourth quarter of 2020. The comparison also includes the benefits from an improved advertising market and a higher level of original programming broadcast in the third quarter of 2021, which offset the impact from lower political advertising in 2021, reflecting the benefit in the prior year from the U.S. presidential election.

Affiliate
Affiliate revenues grew 4%, as a result of growth in reverse compensation revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Streaming
Streaming revenues increased 81%, reflecting subscriber and advertising growth at Paramount+.

Licensing and Other
The 79% increase in licensing and other revenues was driven by the timing of program availabilities, primarily from the impact of production shutdowns in 2020 due to COVID-19, and a higher volume of domestic licensing, including the benefit from current year licensing arrangements for NCIS, Bull and several library titles.

Adjusted OIBDA
Adjusted OIBDA decreased 21%, mainly reflecting our increased investment in Paramount+, including higher content and marketing costs.
Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
			Increase/(Decrease)
TV Entertainment	2021	2020	$	%
Advertising (a)	$3,838	$3,134	$704	22%
Affiliate (b)	2,082	1,926	156	8
Streaming	1,062	613	449	73
Licensing and other	2,262	1,915	347	18
Revenues	$9,244	$7,588	$1,656	22%

Adjusted OIBDA	$936	$1,308	$(372)	(28)%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the nine months ended September 30, 2021, revenues increased 22%, reflecting growth across all revenue streams, led by increased advertising revenues, including from CBS’ broadcasts of tentpole sporting events for which there were no comparable broadcasts in 2020, growth at Paramount+, and higher licensing revenues.

Advertising
The 22% increase in advertising revenues was driven by CBS’ broadcasts in 2021 of sporting events for which there were no comparable broadcasts in the prior-year period, including Super Bowl LV and NCAA Tournament games. We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis with other networks, including in 2021. Additionally, while we share the games in the preceding rounds of the NCAA Tournament with Turner each year, COVID-19 caused the cancellation of the NCAA Tournament in 2020. The increase also reflects an improved advertising market. These increases were partially offset by lower ratings for the CBS Television Network, lower political advertising and a 3-percentage point unfavorable impact from the absence of advertising revenues from CMG, which was sold during the fourth quarter of 2020.

Affiliate
Affiliate revenues grew 8%, as a result of growth in reverse compensation and retransmission fee revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Streaming
Streaming revenues increased 73%, primarily reflecting subscriber growth at Paramount+, as well as advertising growth from Paramount+ and other digital video platforms.

Licensing and Other
Licensing and other revenues increased 18%, driven by the timing of program availabilities, primarily from the impact of production shutdowns in 2020 due to COVID-19, and a higher volume of domestic licensing, including the benefit from current year licensing arrangements for NCIS, Bull and several library titles. The increase was partially offset by the absence of ancillary revenues from CMG.

Adjusted OIBDA
Adjusted OIBDA decreased 28%, reflecting our increased investment in Paramount+, including higher content and marketing costs.
Cable Networks (Premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian Channel, among others; streaming services including Pluto TV, Showtime OTT, Noggin and BET+; and ViacomCBS Networks International, including Channel 5, Telefe and Network 10)
Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2021	2020	$	%
Advertising (a)	$917	$862	$55	6%
Affiliate (b)	1,404	1,385	19	1
Streaming	689	450	239	53
Licensing and other	448	364	84	23
Revenues	$3,458	$3,061	$397	13%

Adjusted OIBDA	$906	$866	$40	5%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the three months ended September 30, 2021, revenues increased 13% reflecting growth across all revenue streams, led by higher streaming revenues.

Advertising
The 6% increase in advertising revenues was driven by higher international advertising, reflecting an improved advertising market, including from the comparison against the impact from COVID-19 in 2020. Domestic advertising revenues also reflect an improved advertising market offset by lower linear impressions for our cable networks.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate
The 1% increase in affiliate revenues reflects the benefit from the launch of our basic cable networks on a vMVPD service in April 2021, increases in rates and revenues from pay-per-view boxing events. These increases were partially offset by the impact from subscriber declines.

Streaming
The 53% increase in streaming revenues was primarily driven by advertising revenue growth from our free streaming service, Pluto TV, as well as growth in subscribers for our subscription streaming services. Subscriber growth was driven by Showtime OTT, BET+ and our international streaming services, including the benefit from the launch of Paramount+ in several international markets.

Licensing and Other
The 23% increase in licensing and other revenues was primarily driven by the licensing of programming to our subscription streaming service, Paramount+.

Adjusted OIBDA
Adjusted OIBDA increased 5%, reflecting revenue growth, partially offset by an increased investment in our streaming services, including higher content and marketing costs, and increased costs associated with a higher level of original programming in 2021.
Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
			Increase/(Decrease)
Cable Networks	2021	2020	$	%
Advertising (a)	$2,806	$2,622	$184	7%
Affiliate (b)	4,202	4,030	172	4
Streaming	1,816	1,060	756	71
Licensing and other	1,368	1,439	(71)	(5)
Revenues	$10,192	$9,151	$1,041	11%

Adjusted OIBDA	$3,215	$2,945	$270	9%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For the nine months ended September 30, 2021, the 11% increase in revenues was primarily driven by growth in streaming, advertising and affiliate revenues.

Advertising
The 7% increase in advertising revenues was driven by higher international advertising, reflecting an improved advertising market, which benefited from the comparison against the significant impact from COVID-19 in 2020, as well as the favorable impact of foreign exchange rate changes, which contributed 2-percentage points to total advertising revenue growth. Domestic advertising also benefited from an improved advertising market, but declined compared with the prior year as a result of lower linear impressions for our cable networks.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate
The 4% growth in affiliate revenues was primarily driven by the benefit from the launch of our basic cable networks in June 2020 and April 2021 on two vMVPDs, increases in rates as well as revenues from pay-per-view boxing events. These increases were partially offset by the impact from subscriber declines.

Streaming
The 71% increase in streaming revenues was driven by advertising revenue growth from our free streaming service, Pluto TV, and other digital video platforms, as well as growth in subscribers for our subscription streaming services. Subscriber growth was driven by Showtime OTT, BET+ and our international streaming services, including the benefit from the launch of Paramount+ in several international markets.

Licensing and Other
The 5% decrease in licensing and other revenues was primarily driven by the domestic licensing of South Park in the prior year, partially offset by higher revenues from the licensing of programming to streaming services, primarily our subscription streaming service, Paramount+.

Adjusted OIBDA
Adjusted OIBDA increased 9%, primarily driven by the above-mentioned growth in streaming, advertising and affiliate revenues, partially offset by an increased investment in our streaming services and lower profits from the licensing of content.
Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax)
Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2021	2020	$	%
Theatrical	$67	$6	$61	n/m
Licensing and other	513	584	(71)	(12)
Revenues	$580	$590	$(10)	(2)%

Adjusted OIBDA	$38	$54	$(16)	(30)%
n/m - not meaningful
Revenues
For the three months ended September 30, 2021, revenues decreased 2% driven by lower licensing revenues, partially offset by the benefit from current quarter theatrical releases.

Theatrical
Theatrical revenues in the third quarter of 2021 include revenues from the third quarter releases of Paw Patrol: The Movie and Snake Eyes: G.I. Joe Origins, and the second quarter release of A Quiet Place Part II, while the prior-year quarter was impacted by the closure or reduced capacity of movie theaters in response to COVID-19.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Licensing and Other
The 12% decrease in licensing and other revenues was primarily the result of a lower volume of programming produced for third parties partially offset by higher revenues from the licensing of films, including the benefit from the licensing of A Quiet Place Part II to Paramount+ in the third quarter of 2021.

Adjusted OIBDA
Adjusted OIBDA decreased $16 million to $38 million, reflecting lower profits from current year releases as a result of higher distribution costs, as well as higher distribution costs in the current year associated with anticipated releases partially offset by the timing of incentive compensation expenses. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and subsequent distribution windows.
Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2021	2020	$	%
Theatrical	$202	$176	$26	15%
Licensing and other	2,042	1,872	170	9
Revenues	$2,244	$2,048	$196	10%

Adjusted OIBDA	$314	$197	$117	59%
Revenues
For the nine months ended September 30, 2021, the 10% increase in revenues reflects growth in licensing revenues and theatrical revenues.

Theatrical
The 15% increase in theatrical revenues reflects the benefit from current year releases including A Quiet Place Part II and Paw Patrol: The Movie while the prior year, which benefited from the first quarter release of Sonic The Hedgehog, was impacted during the remainder of 2020 by the closure or reduced capacity of movie theaters in response to COVID-19.

Licensing and Other
The 9% increase in licensing and other revenues was primarily driven by the licensing of Coming 2 America and Tom Clancy’s Without Remorse to third parties and the licensing of Infinite and The SpongeBob Movie: Sponge on the Run to Paramount+, partially offset by lower revenues from the production of programming for third parties. The comparison was also impacted by the absence of theatrical releases during most of 2020 and the first quarter of 2021 as a result of COVID-19.

Adjusted OIBDA
Adjusted OIBDA increased $117 million to $314 million, primarily the result of higher profits associated with the licensing of films and lower distribution costs for anticipated theatrical releases.

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

Our funding for short-term and long-term obligations, including our long-term debt obligations due over the next five years of $3.95 billion as of September 30, 2021, will come primarily from cash flows from operating activities, proceeds from non-core asset sales, including the planned sale of Simon & Schuster and the real estate sale described below, as well as our ability to refinance our debt. We also increased our liquidity position with the proceeds from our first quarter 2021 stock offering described below. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to lower our interest expense, which could result in a charge from the early extinguishment of debt.

During October 2021, we completed the sale of 51 West 52nd Street, an office tower that was formerly the headquarters of CBS Corporation, to Harbor Group International, LLC, for $760 million.

During 2020, we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, and expect to use proceeds from the sale to invest in our strategic growth priorities, including in streaming, as well as to fund dividends and pay down debt. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons (see Note 15 to the consolidated financial statements).

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Nine Months Ended September 30,
	2021	2020	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$1,528	$2,554	$(1,026)
Discontinued operations	124	11	113
Cash flow provided by operating activities	1,652	2,565	(913)
Net cash flow used for investing activities from:
Continuing operations	(13)	(266)	253
Discontinued operations	(3)	(3)	—
Cash flow used for investing activities	(16)	(269)	253
Cash flow provided by financing activities	101	106	(5)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30)	(6)	(24)
Net increase in cash, cash equivalents and restricted cash	$1,707	$2,396	$(689)
Operating Activities. For the nine months ended September 30, 2021, the decrease in cash flow provided by operating activities from continuing operations was mainly driven by higher spending for content, primarily resulting from an increased investment in our streaming services and a higher level of production in 2021 as a result of production shutdowns in 2020 due to COVID-19. The decrease was partially offset by higher collections and lower payments for restructuring, merger-related costs and costs to achieve synergies. Payments for restructuring, merger-related costs and costs to achieve synergies included in cash flow provided by operating activities were $241 million and $481 million for the nine months ended September 30, 2021 and 2020, respectively.
Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Nine Months Ended September 30,
	2021	2020
Investments (a)	$(147)	$(60)
Capital expenditures (b)	(231)	(210)
Acquisitions, net of cash acquired (c)	(27)	(142)
Proceeds from dispositions (d)	418	146
Other investing activities	(26)	—
Net cash flow used for investing activities from continuing operations	(13)	(266)
Net cash flow used for investing activities from discontinued operations	(3)	(3)
Net cash flow used for investing activities	$(16)	$(269)
(a) Primarily includes our investment in The CW.
(b) Includes payments for costs to achieve synergies of $56 million and $32 million for 2021 and 2020, respectively.
(c) 2021 reflects the acquisition of Chilevisión, a free-to-air television channel. 2020 primarily reflects the acquisition of Miramax, a global film and television studio.
(d) 2021 primarily reflects proceeds received from the sale of our investment in fuboTV, Inc. during the fourth quarter of 2020, as well as proceeds received from the sales of a noncore trademark licensing operation and investments. 2020 reflects the sale of marketable securities.
Financing Activities

	Nine Months Ended September 30,
	2021	2020
Repayments of short-term debt borrowings, net	$—	$(706)
Proceeds from issuance of long-term debt	—	4,365
Repayment of long-term debt	(2,220)	(2,896)
Dividends paid on preferred stock	(15)	—
Dividends paid on common stock	(458)	(450)
Proceeds from issuance of preferred stock	983	—
Proceeds from issuance of common stock	1,672	—
Purchase of Company common stock	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(55)	(62)
Proceeds from exercise of stock options	408	—
Payments to noncontrolling interests	(215)	(44)
Other financing activities	1	(43)
Net cash flow provided by financing activities	$101	$106
Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock, during each of the three months ended September 30, 2021 and 2020, resulting in total dividends of $159 million and $150 million, respectively. We declared cash dividends of $.72 per share on our Class A and Class B Common Stock, during each of the nine months ended September 30, 2021 and 2020, resulting in total dividends of $468 million and $450 million, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the third quarter of 2021 we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock. During the second quarter of 2021 we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $14.4 million and $29.9 million during the three and nine months ended September 30, 2021, respectively.
Capital Structure
The following table sets forth our debt.

	At	At
	September 30, 2021	December 31, 2020
Senior debt (2.250%-7.875% due 2022-2050)	$16,493	$18,455
Junior debt (5.875% and 6.25% due 2057)	1,157	1,157
Other bank borrowings	35	95
Obligations under finance leases	26	26
Total debt (a)	17,711	19,733
Less current portion of long-term debt	15	16
Total long-term debt, net of current portion	$17,696	$19,717
(a) At September 30, 2021 and December 31, 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $472 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $97 million and $107 million, respectively. The face value of our total debt was $18.28 billion and $20.33 billion at September 30, 2021 and December 31, 2020, respectively.

During the nine months ended September 30, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

During the nine months ended September 30, 2020, we issued $4.50 billion of senior notes and used the net proceeds from these issuances for the redemption of long-term debt as well as for general corporate purposes. During the nine months ended September 30, 2020, we redeemed long-term debt totaling $2.77 billion, prior to maturity, for an aggregate redemption price of $2.88 billion, which included third quarter redemptions of $340 million for a redemption price of $357 million. As a result, we recognized a pre-tax loss on extinguishment of debt of $23 million and $126 million for the three and nine months ended September 30, 2020, respectively.

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

Commercial Paper
At both September 30, 2021 and December 31, 2020, we had no outstanding commercial paper borrowings under our commercial paper program.

Credit Facility
At September 30, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or LIBOR plus a margin based on our senior unsecured debt rating, depending on the type and tenor of the loans entered. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of September 30, 2021.

At September 30, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At September 30, 2021 and December 31, 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $35 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2021, the outstanding letters of credit and surety bonds approximated $181 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at September 30, 2021 is a liability of $76 million, reflecting the present value of the estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments were $58 million at September 30, 2021 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

Other
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination, with respect to the termination of Mr. Moonves’ employment. We have received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission regarding the subject matter of this investigation and related matters, including with respect to CBS’ related public disclosures. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future. We are cooperating with these inquiries.

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

Litigation Related to Stock Offerings
On August 13, 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York. The complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
public securities offerings completed in March 2021, and was filed against the Company, certain current and former senior executives, members of the ViacomCBS Board of Directors, and the underwriters involved in the offerings. The complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to ViacomCBS securities and related alleged risks to the Company’s stock price. The complaint seeks unspecified compensatory damages, as well as other relief. We believe that the claims are without merit and intend to defend against them vigorously.

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between ViacomCBS, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to ViacomCBS in certain circumstances in the event the Transaction does not close for regulatory reasons. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2021, we had pending approximately 28,470 asbestos claims, as compared with approximately 30,710 as of December 31, 2020. During the third quarter of 2021, we received approximately 800 new claims and closed or moved to an inactive docket approximately 2,050 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2020 and 2019 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $35 million and $58 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the third quarter of 2021, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at September 30, 2021.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
	(a)	Viacom Excess 401(k) Plan for Designated Senior Executives (as amended and restated as of October 1, 2021) (filed herewith).*
	(b)	ViacomCBS Excess 401(k) Plan for Designated Senior Executives - Part A (as amended and restated as of October 1, 2021) (filed herewith).*
	(c)	ViacomCBS Excess 401(k) Plan for Designated Senior Executives - Part B (as amended and restated as of October 1, 2021) (filed herewith).*
	(d)	Viacom Bonus Deferral Plan for Designated Senior Executives (as amended and restated as of October 1, 2021) (filed herewith).*
	(e)	ViacomCBS Bonus Deferral Plan for Designated Senior Executives - Part A (as amended and restated as of October 1, 2021) (filed herewith).*
	(f)	ViacomCBS Bonus Deferral Plan for Designated Senior Executives - Part B (as amended and restated as of October 1, 2021) (filed herewith).*
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
	(a)	Certification of the Chief Executive Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
	(b)	Certification of the Chief Financial Officer of ViacomCBS Inc. furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).
(101)		Interactive Data File
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

VIACOMCBS INC. (Registrant)

Date: November 4, 2021	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: November 4, 2021	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer