Form 10-K
period 2021-12-31
ViacomCBS Inc.
filed 2022-02-15
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $446,099,935 (based upon the closing price of $48.45 per share as reported by The Nasdaq Stock Market LLC on that date) and the market value of the shares of the registrant’s Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $25,906,496,345 (based upon the closing price of $45.20 per share as reported by The Nasdaq Stock Market LLC on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $26,352,596,280.
As of February 10, 2022, 40,707,486 shares of Class A Common Stock and 607,877,188 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of ViacomCBS Inc.’s Notice of 2022 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Part III).

VIACOMCBS INC.
TABLE OF CONTENTS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains both historical and forward-looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below and elsewhere in this Annual Report on Form 10-K. Other risks, uncertainties or other factors, or updates to those discussed herein may be described in our other filings with the SEC, including our reports on Form 10-Q and Form 8-K, press releases, public conference calls, webcasts, our social media and blog posts and on our investor relations website at ir.ViacomCBS.com. There may be additional risks, uncertainties and other factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this Annual Report on Form 10‑K are made only as of the date of this document, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART I

Item 1.	Business.

Overview

We are a leading global media and entertainment company that creates premium content and experiences for audiences worldwide. We offer broadcast and cable television programming, innovative streaming services and digital video products, provide powerful capabilities in production, distribution and advertising solutions, and have one of the industry’s most extensive libraries of television and film titles. Our portfolio of iconic consumer brands includes Paramount+, Pluto TV, CBS, Showtime Networks, Paramount Pictures, Nickelodeon, MTV, Comedy Central and BET. Effective February 16, 2022, we are changing our name to Paramount Global, a name that represents our rich and storied history in entertainment and embraces our transition into the future.

Our global ecosystem of pay, free and premium streaming services grew significantly in 2021. Global streaming subscribers grew to 56.1 million as of December 31, 2021, an 88% increase year-over-year. We rebranded CBS All Access as Paramount+, our subscription streaming service that combines live sports, news and entertainment content, reaching 32.8 million global subscribers as of December 31, 2021. Pluto TV, our free advertising-supported streaming television (“FAST”) service, surpassed $1 billion in revenue for the year and reached 64.4 million global monthly active users (“MAUs”) for December 2021, a 49% increase year-over-year. We are investing in and scaling our streaming ecosystem through compelling content, broad distribution and international expansion.

In 2021, we demonstrated the continued breadth and depth of our content capabilities across broadcast and cable television, streaming and film. We attracted viewers domestically with sports, news and live events, including the National Football League (the “NFL”) and Union of European Football Associations (“UEFA”) games, 60 Minutes and Adele One Night Only. Hit movies included A Quiet Place Part II, which launched in theaters and on Paramount+ following a 45-day theatrical window, and PAW Patrol: The Movie and Clifford the Big Red Dog, which in the United States (“U.S.”) were released “day and date” in theaters and on Paramount+. CBS remained the most-watched network in Daytime and Late Night, and we had more top 25 original cable series among key demographics than any other cable family. We are working to leverage our successful linear content to drive growth in streaming. 1883, Taylor Sheridan’s prequel to Yellowstone, debuted in 2021 as both the most watched original scripted drama on Paramount+ and, as part of a special airing on Paramount Network, the highest rated cable series premiere since 2015.

From our studios to streaming, we focused on expanding our global footprint and building key partnerships in 2021. We launched Pluto TV in Italy and announced plans to launch in the Nordics in 2022. We announced a strategic partnership to launch Paramount+ on Sky platforms in certain western European countries, as well as a joint venture with Comcast to launch SkyShowtime, a new streaming service expected to be available in more than 20 European territories. We acquired a majority stake in Fox TeleColombia & Estudios TeleMexico, which, when combined with production capabilities of ViacomCBS International Studios (“VIS”) and our broadcasters Televisión Federal S.A. (“Telefe”) and Chilevisión, solidified our status as a leading global Spanish-language content creator.

Our traditional business remained strong in 2021, where affiliate revenues continued to benefit from expanded distribution and advertising revenues benefited from an improved marketplace and EyeQ, our digital advertising platform that reaches millions of full-episode monthly unique viewers in the U.S. We entered into comprehensive agreements with key distributors that included our portfolio of streaming services, in addition to continued carriage of our cable and broadcast television networks.

In 2021, we continued to execute on our commitment to divest noncore assets, including CBS’ former headquarters, commonly known as Black Rock, as well as CBS Studio Center in Los Angeles, California. And in March 2021, we completed public equity offerings in which we raised approximately $2.7 billion in net proceeds. These transactions increased our ability to invest in our strategic growth priorities, including streaming.

We continued our commitment to diversity, equity and inclusion (“DE&I”) in 2021. We hosted our third annual Global Inclusion Week, a weeklong initiative featuring conversations, panels and workshops designed to ensure our workforce and culture reflect, celebrate and elevate the diversity of our audiences and communities. We also launched Content for Change, a companywide initiative designed to use the power of our content, creative supply chain and culture to counteract the narratives that enable racism, bias, stereotypes and hate. Building on our 2020 companywide Materiality Assessment and first Environmental, Social and Governance (“ESG”) Report, in 2021 we released our second ESG Report, which included our first set of overarching goals across our three environmental, social and governance pillars. We also hosted our 25th annual Community Day, the second consecutive fully virtual event, which is a global day of community service focused on causes and issues that resonate with our employees and audiences.

In 2021, we operated through the following segments:

•TV Entertainment. Our TV Entertainment segment consisted of the CBS Television Network, our domestic broadcast network; CBS Studios and CBS Media Ventures, the segment’s television production and syndication operations; CBS Sports Network, CBS Sports’ 24-hour cable channel; CBS Stations, our owned broadcast television stations in the U.S.; and a number of streaming services, including our direct-to-consumer subscription streaming service, Paramount+ (in the U.S.), and several CBS-branded streaming services, including CBS News Streaming and CBS Sports HQ. TV Entertainment accounted for approximately 44% of our consolidated revenues in 2021 (after the elimination of intercompany revenues).

•Cable Networks. Our Cable Networks segment consisted of a portfolio of premium and basic cable networks, including SHOWTIME, BET, Nickelodeon, MTV, Comedy Central, Paramount Network and Smithsonian Channel; a number of direct-to-consumer streaming services, including Showtime Networks’ premium subscription streaming service (“SHOWTIME OTT”) and Pluto TV, our FAST service; and ViacomCBS Networks International (“VCNI”), which operates international extensions of Paramount+, Pluto TV and our Cable Networks brands and services, our international free-to-air networks and VIS, which produces content for our brands and streaming services, as well as for third parties. Cable Networks accounted for approximately 47% of our consolidated revenues in 2021 (after the elimination of intercompany revenues).

•Filmed Entertainment. Our Filmed Entertainment segment consisted of Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax. Filmed Entertainment accounted for approximately 9% of our consolidated revenues in 2021 (after the elimination of intercompany revenues).

During the fourth quarter of 2020, we entered into an agreement to sell Simon & Schuster, which was previously reported as our Publishing segment. Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented in this Annual Report on Form 10-K. See Notes 1 and 20 to the consolidated financial statements.

Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Accordingly, beginning in the first quarter of 2022, we expect to report results based on the following segments:

•TV Media. Our TV Media segment consists of our historical TV Entertainment and Cable Networks segments, except that it no longer includes their corresponding direct-to-consumer streaming services (now part of our Direct-to-Consumer segment) as well as Nickelodeon Studio (now part of our Filmed Entertainment segment), and now includes Paramount Television Studios (formerly part of our historical Filmed Entertainment segment).

•Direct-to-Consumer. Our Direct-to-Consumer segment consists of our portfolio of pay, free and premium streaming services, including Paramount+, Pluto TV, SHOWTIME OTT, BET+ and Noggin.

•Filmed Entertainment. Our Filmed Entertainment segment consists of our historical Filmed Entertainment segment, except that it no longer includes Paramount Television Studios (now part of our TV Media segment) and now includes Nickelodeon Studio (formerly part of our historical Cable Networks segment).

We were organized as a Delaware corporation in 1986. In December 2019, we changed our name to ViacomCBS Inc. in connection with the merger of Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”) (the “Merger”). Unless the context requires otherwise, references in this document to “ViacomCBS,” “Company,” “we,” “us” and “our” mean ViacomCBS Inc. and our consolidated subsidiaries, to “CBS” mean CBS and its consolidated subsidiaries prior to the Merger and to “Viacom” mean Viacom and its consolidated subsidiaries prior to the Merger. Effective February 16, 2022, we are changing our name to Paramount Global.

Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is www.ViacomCBS.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K.

We have two classes of common stock, Class A Common Stock and Class B Common Stock, both of which are listed on The Nasdaq Stock Market LLC. Owners of our Class A Common Stock are entitled to one vote per share. Our Class B Common Stock does not have voting rights. As of December 31, 2021, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates movie screens in the U.S., the United Kingdom (“U.K.”) and South America and manages additional movie screens in South America, directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.7% of our Class A Common Stock and Class B Common Stock on a combined basis. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

Our Segments in 2021

TV Entertainment

TV Entertainment consisted of the CBS Television Network, our domestic broadcast network; CBS Studios and CBS Media Ventures, the segment’s television production and syndication operations; CBS Sports Network, CBS Sports’ 24-hour cable channel; CBS Stations, our owned broadcast television stations in the U.S.; and a number of streaming services, including our direct-to-consumer subscription streaming service, Paramount+ (in the U.S.), and several CBS-branded streaming services, including CBS News Streaming and CBS Sports HQ.

TV Entertainment’s revenues were generated primarily from advertising; affiliate revenues comprised of fees received from television stations affiliated with the CBS Television Network (“reverse compensation”), fees for authorizing multichannel video programming distributors’ (“MVPDs”) and third-party live television streaming services’ (“virtual MVPDs” or “vMVPDs”) carriage of our owned television stations; streaming revenues, principally comprised of advertising and subscription revenues generated by the segment’s streaming services and from digital video advertisements on our websites and in our video content on third-party platforms; and the licensing and distribution of our content and other rights. In 2021, TV Entertainment advertising, licensing and other, affiliate and streaming generated approximately 41%, 25%, 22% and 12%, respectively, of the segment’s total revenues. TV Entertainment generated approximately 44%, 41% and 43% of our consolidated revenues in 2021, 2020 and 2019, respectively (after the elimination of intercompany revenues).

Paramount+

Paramount+, our digital subscription video on-demand and live streaming service, combines live sports, news and entertainment content. Paramount+ features an expansive catalogue of original series, hit shows and popular movies across every genre from our brands and production studios, including CBS, BET, Comedy Central, MTV, Nickelodeon, Paramount Network, the Smithsonian Channel and Paramount Pictures, and from third parties.

Domestically, Paramount+ is home to livestreamed CBS Sports programming, including golf, football, auto racing and basketball. A destination for soccer fans, Paramount+ features more than 2,000 live and on-demand matches each year, including select matches from UEFA, Italy’s Serie A, and the National Women’s Soccer League (“NWSL”). Paramount+ also enables subscribers to stream local CBS Stations live across the U.S. in addition to other live channels, including CBS News Streaming for 24-hour news, CBS Sports HQ for sports news and analysis, and ET Live for entertainment coverage. Domestic highlights in 2021 include A Quiet Place Part II, Clifford the Big Red Dog, Mayor of Kingstown, Yellowstone prequel 1883, PAW Patrol, a variety of content from the Star Trek universe, a pair of original South Park movies and the NFL.

Paramount+ is available in two formats in the U.S.: Premium, an advertising-free (with the exception of livestreamed content) offering that includes all the benefits of Paramount+ for a monthly fee; and Essential, an advertising-supported offering available for a lower monthly fee that includes the NFL but does not include livestreamed local CBS Stations content.

Internationally, Paramount+ is home to hit movies, including titles from Paramount Pictures, as well as scripted dramas from SHOWTIME, Paramount Television Studios, CBS Studios and a robust offering of premium local content from VIS and third parties. International highlights in 2021 include Parot, Before I Forget, To Catch a Thief and 100 Days to Fall in Love.

CBS Television Network

The CBS Television Network (the “CBS Network”), through CBS Entertainment, CBS News and CBS Sports, distributes entertainment programming, news, public affairs broadcasts and sports. Network content also is available on the internet, including through: CBS.com, CBSSports.com and related software applications (“apps”); our streaming services, such as Paramount+, CBS News Streaming and Pluto TV; and MVPDs and vMVPDs.

CBS Entertainment acquires or develops and schedules the programming on the CBS Network, which includes primetime comedies and dramas, reality, specials, kids’ programs, daytime dramas, game shows and late night. The CBS Network’s top-rated series include NCIS, The Late Show with Stephen Colbert and The Price is Right.

CBS News operates a worldwide news organization, providing the CBS Network and CBS News Radio with regularly scheduled news and public affairs broadcasts, including 60 Minutes, 48 Hours, CBS Evening News, CBS Mornings, CBS Sunday Morning and Face the Nation.

CBS Sports broadcasts on the CBS Network include certain regular season games from the NFL’s American Football Conference (“AFC”) and National Football Conference, as well as postseason AFC wild card playoff, AFC divisional playoff and championship games, and, on a rotating basis with other networks, the Super Bowl; the National Collegiate Athletic Association’s (the “NCAA”) Division I Men’s Basketball Tournament, which we also broadcast on a rotating basis with other networks, and marquee regular-season college basketball games, including conference championship games from the Big Ten, Mountain West, Atlantic 10 and Missouri Valley; regular-season college football games, including games from the Southeastern Conference; PGA Tour golf tournaments; the Masters; the PGA Championship; and certain games from the UEFA Champions League, including the semifinals and finals.

The CW, a broadcast network and our joint venture with Warner Bros. Entertainment, airs programming targeting younger viewers. Eight of our owned television stations are affiliates of The CW.

CBS Studios

CBS Studios is a leading content supplier that produces series across broadcast television, cable and streaming. CBS Studios maintains an extensive library of intellectual property, including the genre-defining and ever-growing Star Trek universe. CBS Studios’ broadcast television productions include Blue Bloods, CSI: Vegas and the FBI and NCIS franchises for the CBS Network. In cable, CBS Studios productions include Your Honor and The Man Who Fell to Earth for SHOWTIME. Streaming productions include the Star Trek franchise, The Good Fight, Evil, Seal Team and Why Women Kill for Paramount+; Dead to Me for Netflix; and Carpool Karaoke: The Series and Swagger for Apple TV+. CBS Studios also produces award-winning late night and daytime talk shows, such as The Late Show with Stephen Colbert, The Late Late Show with James Corden and The Talk. CBS Studios also develops, produces and distributes local language and international content originating outside of the U.S., with series in the U.K., Europe, the Middle East, Australia and Asia.

CBS Media Ventures

CBS Media Ventures (“CMV”) produces or distributes first-run syndicated daily and weekly programming, across various dayparts and genres, including talk shows, court shows, game shows and newsmagazines. First-run syndication is original series programming licensed on a market-by-market basis to television stations for exhibition on local broadcast television and streaming. Examples of CMV’s first-run programming include The Dr. Phil Show, Entertainment Tonight, Jeopardy!, Wheel of Fortune, Rachael Ray and The Drew Barrymore Show. CMV also handles the domestic distribution for exhibition on television and streaming services of content produced by CBS Studios, after its initial exhibition on broadcast television (“off-network syndicated programming”). Off-network syndicated programming and first-run syndicated programming distributed domestically can be sold in successive sales windows, which may occur on an exclusive or nonexclusive basis.

CMV engages in national advertising and integrated marketing sales for the first-run and off-network programming it distributes, as well as serving as the national advertising sales agent for other major syndicators. CMV also operates and distributes Dabl, a multiplatform, advertiser-supported lifestyle network.

CBS Sports Network

The CBS Sports Network is CBS Sports’ 24-hour cable channel that provides a diverse slate of sports and related content. The network televises live professional, amateur and college events, including Division I college football, basketball, hockey and lacrosse, certain games from the NWSL, certain men’s and women’s international soccer games, including certain FIFA 2022 World Cup Concacaf qualifiers, FIFA 2023 Women’s World Cup qualifiers, UEFA Champions League games and Scottish Professional Football League games. In addition, the network showcases a variety of original programming, including documentaries, features and studio shows, highlighted by NFL Monday QB, That Other Pre-Game Show (TOPS), Time to Schein and a first of its kind all-female panel sports talk show, We Need to Talk. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, the Masters and the PGA Championship, and for SHOWTIME relating to SHOWTIME Championship Boxing.

CBS Stations

CBS Stations consists of our 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (“FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Licensees must seek to renew each license every eight years. Our stations are located in the six largest, and 15 of the top 20, television markets in the U.S. We own multiple stations within the same designated market area (“DMA”) in 10 major markets, including New York, Los Angeles and Philadelphia. Our stations enable us to reach a wide audience within and across geographically diverse markets in the U.S. The stations broadcast news (including station-produced news), public affairs, sports and other programming to serve their local markets and most offer CBS, The CW or MyNetworkTV (a national broadcast service that provides syndicated programming, including series from our library, during primetime to stations across the country) programming and syndicated programming. The stations also broadcast free, advertiser-supported, digital channels using available broadcast spectrum, such as Dabl, Fave TV and Start TV (a national entertainment program service featuring classic television content focused on female audiences, which is our joint venture with Weigel Broadcasting). Local versions of CBS News Streaming offer local news from certain of our owned stations. Our stations have local websites that promote the stations’ programming.

Television Stations and Local Websites and Versions of CBS News Streaming

The following table sets forth information regarding our owned television stations and related local websites and versions of CBS News Streaming, as of February 14, 2022, within U.S. television markets:

Television Market	DMA Rank(1)	Stations	Type	Network Affiliation	Local Websites and Versions of CBS News Streaming(2)
New York, NY	1	WCBS‑TV	UHF	CBS	newyork.cbslocal.com
		WLNY‑TV	UHF	Independent	CBS News New York Streaming
Los Angeles, CA	2	KCAL‑TV	VHF	Independent	losangeles.cbslocal.com
		KCBS‑TV	UHF	CBS	CBS News Los Angeles Streaming
Chicago, IL	3	WBBM‑TV	VHF	CBS	chicago.cbslocal.com
					CBS News Chicago Streaming
Philadelphia, PA	4	KYW‑TV	UHF	CBS	philadelphia.cbslocal.com
		WPSG‑TV	UHF	The CW	CBS News Philly Streaming
Dallas‑Fort Worth, TX	5	KTVT‑TV	UHF	CBS	dfw.cbslocal.com
		KTXA‑TV	UHF	Independent	CBS News Dallas-Fort Worth Streaming
Atlanta, GA	6	WUPA-TV	UHF	The CW	atlanta.cbslocal.com

Television Market	DMA Rank(1)	Stations	Type	Network Affiliation	Local Websites and Versions of CBS News Streaming(2)
San Francisco, CA	8	KPIX‑TV	UHF	CBS	sanfrancisco.cbslocal.com
		KBCW‑TV	UHF	The CW	CBS News Bay Area Streaming
Boston, MA	10	WBZ-TV	UHF	CBS	boston.cbslocal.com
		WSBK-TV	UHF	MyNetworkTV	CBS News Boston Streaming
Seattle-Tacoma, WA	11	KSTW-TV	VHF	The CW	seattle.cbslocal.com
Tampa-St. Petersburg, FL	13	WTOG-TV	UHF	The CW	tampa.cbslocal.com
Minneapolis, MN	14	WCCO‑TV	UHF	CBS	minnesota.cbslocal.com
		KCCW‑TV(3)	VHF	CBS	CBS News Minnesota Streaming
Detroit, MI	15	WWJ‑TV	UHF	CBS	detroit.cbslocal.com
		WKBD‑TV	UHF	The CW
Denver, CO	16	KCNC‑TV	UHF	CBS	denver.cbslocal.com
					CBS News Denver Streaming
Miami-Ft. Lauderdale, FL	18	WFOR‑TV	UHF	CBS	miami.cbslocal.com
		WBFS‑TV	UHF	MyNetworkTV	CBS News Miami Streaming
Sacramento, CA	20	KOVR-TV	UHF	CBS	sacramento.cbslocal.com
		KMAX-TV	UHF	The CW	CBS News Sacramento Streaming
Indianapolis, IN	25	WBXI-CA(4)	UHF	Independent
Pittsburgh, PA	26	KDKA-TV	UHF	CBS	pittsburgh.cbslocal.com
		WPCW-TV	VHF	The CW	CBS News Pittsburgh Streaming
Baltimore, MD	27	WJZ‑TV	VHF	CBS	baltimore.cbslocal.com
					CBS News Baltimore Streaming

(1)    Television market (DMA) rankings based on Nielsen Media Research Local Market Universe Estimates (September 2021).
(2)    Our television stations’ websites and the local versions of CBS New Streaming feature and promote the stations’ programming and provide news, traffic, weather, entertainment and sports information, among other services for their local communities.
(3)    KCCW-TV is operated as a satellite station of WCCO-TV.
(4)    WBXI-CA is a Class A low power television station. Class A low power television stations do not implicate the FCC’s ownership rules.

Cable Networks

Cable Networks consisted of a portfolio of premium and basic cable networks comprised of SHOWTIME, The Movie Channel, Flix, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, Smithsonian Channel, VH1, CMT, Pop TV, Logo and TV Land; a number of direct-to-consumer subscription streaming services — SHOWTIME OTT, Showtime Networks’ premium streaming service, Noggin, Nickelodeon’s preschool streaming service, and BET+, a streaming service focused on the Black audience; and Pluto TV, our FAST service.

Cable Networks also included VCNI, which operates international extensions of Paramount+, Pluto TV and our Cable Networks brands and services, our international free-to-air networks, which include Channel 5 in the U.K., Telefe in Argentina, Network 10 in Australia and Chilevisión in Chile, and VIS, which produces content for our brands and streaming services, as well as for third parties.

Cable Networks’ revenues were generated primarily from affiliate revenues comprised of fees from MVPDs and vMVPDs for carriage of our cable networks; advertising; streaming revenues, principally comprised of advertising and subscription revenues generated by the segment’s streaming services and from digital video advertisements on our websites and in our video content on third-party platforms; and the licensing of our content and other rights. In 2021, Cable Networks affiliate, advertising, streaming and licensing and other revenues generated approximately 39%, 28%, 19% and 14%, respectively, of the segment’s total revenues. Cable Networks generated approximately 47%, 50% and 46% of our consolidated revenues in 2021, 2020 and 2019, respectively (after the elimination of intercompany revenues).

Pluto TV

Pluto TV is a leading FAST service in the U.S., delivering hundreds of live linear channels and thousands of titles on-demand to 64.4 million global MAUs for December 2021. Pluto TV curates a diverse lineup of channels, in partnership with nearly 400 global media companies. Categories cover a wide array of genres, including movies, television series, including classic television, sports, news and opinion, reality, crime, comedy, home and DIY, explore, gaming, anime, music, kids and local programming. Pluto TV en español delivers over 50 Spanish-language channels reflecting the rich tapestry of the U.S. Hispanic community. Pluto TV was awarded the 2021 Corporate Leadership in Hispanic Programming award by Broadcasting & Cable, Multichannel News and Next Media. Pluto TV can be accessed and streamed across connected television devices, mobile and the internet. Pluto TV’s growing global footprint extends across three continents and 26 countries.

SHOWTIME

Our three premium subscription cable networks in the U.S. are SHOWTIME, which offers original scripted and unscripted series, movies, documentaries and docuseries, sports, comedy and special events; The Movie Channel, which offers a variety of movies and related programming; and Flix, which primarily offers movies from the last several decades. SHOWTIME OTT is Showtime Networks’ premium subscription streaming service. Showtime Networks also includes SHOWTIME Sports, a premium destination for live combat sports, including championship boxing, Bellator, a leading global mixed martial arts organization, and culturally relevant sports documentaries and original series. Highlights in 2021 include new seasons of The Chi and Billions, the final season of Shameless, the return of Dexter in the limited series Dexter: New Blood, new dramas American Rust and Yellowjackets, as well as new late-night variety series Ziwe. SHOWTIME is also home to City on a Hill, The L Word: Generation Q, Your Honor and unscripted series Desus & Mero, Couples Therapy, The Circus and the news series Vice.

BET

BET is a leading provider of premium entertainment, music, news, digital and public affairs content for Black audiences. BET linear can be seen in the U.S., Canada, Brazil, the Caribbean, the U.K., sub-Saharan Africa and France. BET is one of the most well-known Black consumer brands in the world, with multiplatform extensions, including BET Studios, a studio venture that provides equity ownership to Black creators; BET Digital, BET’s interactive arm; BET Her, a network targeting the African-American woman; BET Music Networks; BET Home Entertainment; BET Live, BET’s events and experience business; and BET International, which operates BET around the globe. In 2021, BET aired a diverse roster of social justice content, including Disrupt & Dismantle with Soledad O’ Brien, COVID-19 Vaccine and The Black Community: A Tyler Perry Special, and, as part of our Content for Change initiative, Bars and Ballads for George Floyd, Justice Now: Race & Reckoning and Justice Now: The Way Forward. Other highlights include Twenties, Twenties After Show With B. Scott, Games People Play and new seasons of Tyler Perry’s original series The Oval, Sistas, House of Payne and Assisted Living. BET’s tentpole events are the BET Awards, the BET Hip Hop Awards and the NAACP Image Awards.

BET+, our joint venture with Tyler Perry Studios, is a leading subscription streaming service for the Black community, with thousands of hours of movies, television, stand-up specials, stage plays and more. BET+ is home to exclusive originals from leading Black creators such as Tracy Oliver’s First Wives Club; Tyler Perry’s Ruthless and Bruh; Carl Weber’s The Family Business; and Will Packer’s Bigger; American Gangster: Trap Queens; All The Queen’s Men; The Ms. Pat Show; and Sacrifice.

Kids & Family Entertainment Group

The Kids & Family Entertainment Group oversees our global strategy and business operations for our kids and family brands and content across linear and in streaming, through television programming, consumer products, location-based experiences, publishing and feature films. The group’s 2021 highlights on Paramount+ include The SpongeBob Movie: Sponge on the Run; the SpongeBob spinoff, Kamp Koral; the new iCarly series; and PAW Patrol: The Movie.
Nickelodeon

Nickelodeon, now in its 42nd year, is one of the most globally recognized and widely distributed multimedia entertainment brands for kids and family. Nickelodeon has been the number-one-rated advertising-supported basic cable network for 26 consecutive years among kids 2 to 11. Nickelodeon features leading original and licensed kids’ series across animation, live-action and preschool genres. Nickelodeon brands include Nick Jr., Nick at Nite, TeenNick, Nicktoons and Nick Music. Domestic highlights in 2021 include SpongeBob SquarePants, PAW Patrol, The Loud House, The Casagrandes, Tyler Perry’s Young Dylan, Danger Force and Blue’s Clues & You!. International highlights include Goldie’s Oldies, a U.K. originated live action comedy series; Sharkdog, the Nickelodeon produced Netflix original animated series; and Spyders, Nickelodeon’s first original coproduction with Ananey Studios, our Israeli content producer and subscription television provider.

Noggin, Nickelodeon’s preschool subscription streaming service, features over 1,000 library episodes, interactive videos and short-form educational content. In partnership with Paramount, Nickelodeon Movies produces branded films based on some of Nickelodeon’s most iconic franchises and characters. Nickelodeon is a key part of our global consumer products business. In 2021, we launched a licensing partnership with global toy brand Melissa & Doug to deliver PAW Patrol and Blue’s Clues and You! cobranded toys. Nickelodeon also licenses its brands for recreation and other location-based experiences such as hotels and theme parks, and in 2021 opened Nickelodeon Hotels & Resorts Riviera Maya, in partnership with Karisma Hotels & Resorts and Grupo Lomas.

Awesomeness

Awesomeness creates content focused on the global Gen Z audience through its digital publishing, film and television studio divisions. Awesomeness’ original, award-winning content includes To All the Boys I’ve Loved Before, Trinkets and Pen15.

MTV Entertainment Group

MTV Entertainment Group connects with audiences through nine iconic brands — MTV, Comedy Central, VH1, CMT, Pop, Logo, Smithsonian, Paramount Network and TV Land — and MTV Entertainment Studios, which produces award-winning series, movies and documentary films for Paramount+ and third-party streaming services.

MTV

MTV is an iconic youth entertainment brand that is home to notable franchises such as The Challenge, the Shores (Jersey Shore Family Vacation, Floribama Shore, Geordie Shore, Acapulco Shore, Rio Shore and Warsaw Shore), Teen Mom (Teen Mom OG, Teen Mom Young and Pregnant and Teen Mom 2) and Ridiculousness (Messyness and Deliciousness). MTV Documentary Films’ 2021 slate included the Academy Award-shortlisted, Emmy and Peabody-Award winning 76 Days. MTV’s signature live event — the MTV Video Music Awards — returned in 2021 along with the MTV Europe Music Awards and the MTV Movie and TV Awards.

Comedy Central

Comedy Central is a leading destination for all things comedy — from adult animation to stand-up to topical shows — providing viewers access to a world of funny, provocative and relevant content. Highlights for 2021 include the South Park Pandemic and South ParQ Vaccination specials, The Daily Show with Trevor Noah, Tha God’s Honest Truth with Charlamagne Tha God, Awkwafina is Nora From Queens, Roy Wood Jr., Imperfect Messenger and the original holiday movies A Clüsterfünke Christmas and Hot Mess Holiday.

Paramount Network

Paramount Network is a premium entertainment destination and home to Yellowstone, cable’s hit co-created by Taylor Sheridan. Yellowstone serves as the launchpad for new original series from Taylor Sheridan on Paramount+, including Mayor of Kingstown and 1883, the Yellowstone prequel that premiered at the end of 2021.

Smithsonian Channel

Smithsonian Channel is the home of popular genres such as air and space, travel, history, science, nature and pop culture. Highlights for 2021 include the series Aerial America, America in Color, America’s Hidden Stories, Apollo’s Moon Shot, The Pacific War in Color and Air Disasters, as well as critically-acclaimed specials Black in Space: Breaking the Color Barrier and Cher & The Loneliest Elephant.

ViacomCBS Networks International

VCNI operates international extensions of Paramount+, Pluto TV and our Cable Networks brands and services, our international free-to-air broadcast networks, and VIS, which produces content for our brands and streaming services, as well as for third parties. VCNI provides distribution and advertising solutions for partners on five continents and across more than 180 countries. Viacom18 is our joint venture in India, whose operations include COLORS, a Hindi-language general entertainment pay television channel, and Viacom18 Studios, a filmed entertainment business.

ViacomCBS International Studios

One of the leading global producers of international content, VIS produces content for our brands and platforms, including Paramount+, Nickelodeon, MTV, Comedy Central, Channel 5, Network 10, Telefe, Ananey, Porta Dos Fundos and Chilevisión, as well as for third parties. A leading global Spanish-language content creator, VIS’ genres include kids, young adult, live action and animation, soap operas, dramas, short- and long-form comedy, feature films, unscripted reality and social impact documentaries. In 2021, we launched VIS Social Impact as part of our Content for Change social impact initiative.

Free-to-Air Networks

VCNI operates a number of free-to-air networks around the world. Network 10 is a major free-to-air broadcast network in Australia. Network 10’s brands include 10, 10 Bold, 10 Peach, 10 Shake and 10 Play, and its programming includes MasterChef Australia, Australian Survivor and I’m A Celebrity…Get Me Out of Here!. Channel 5 is a free-to-air public service broadcaster (PSB) in the U.K. Channel 5’s brands include 5Star, 5USA and 5Select, My5 and Milkshake, and its programming includes All Creatures Great and Small and Our Yorkshire Farm. Telefe is a leading free-to-air broadcast network in Argentina. Telefe’s brands include Telefe, Telefe Noticias, Mi Telefe, Telefe Internacional and Telefe Channels on Pluto TV, and its programming includes Telefe Noticias, its flagship newscast, MasterChef Celebrity, Bake Off, The Voice and top scripted and non-scripted content. Chilevisión is a leading free-to-air television network in Chile. Chilevisión’s programming includes ¿Quién es la Máscara?, Pasapalabra, Podemos Hablar, La Divina Comida and El Discípulo del Chef.

Filmed Entertainment

Filmed Entertainment consisted of Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax. Paramount produces franchise live-action and animated films and genre films for specific audiences and releases its films in various markets around the world theatrically, on streaming services, including Paramount+, through transactional home entertainment offerings, on television, and through various other media.

Filmed Entertainment’s revenues were generated primarily from the release or distribution of films theatrically, transactional home entertainment, the licensing of film and television product to streaming services, including Paramount+, broadcast and cable television networks and other digital services, and other ancillary activities. Our theatrical revenues in 2020 and 2021 were negatively impacted by the continued closure or reduction in capacity of movie theaters as a result of COVID‑19. We delayed certain planned 2020 and 2021 theatrical releases, licensed others to Paramount+ or third-party streaming services, and released several films theatrically, including A Quiet Place Part II, Snake Eyes: G.I. Joe Origins, PAW Patrol: The Movie and Clifford the Big Red Dog. In 2021, Filmed Entertainment licensing and other and theatrical revenues generated approximately 92% and 8%, respectively, of the segment’s total revenues. Filmed Entertainment generated approximately 9%, 9% and 11% of our consolidated revenues in 2021, 2020 and 2019, respectively (after the elimination of intercompany revenues).

Paramount Pictures

Paramount Pictures is a major global producer and distributor of filmed entertainment and has an extensive library consisting of over 1,200 film titles produced by Paramount and has acquired rights to nearly 2,900 additional films and a number of television programs. Paramount is home to a number of successful franchises such as Mission: Impossible, Transformers, Star Trek, A Quiet Place and Paranormal Activity. Paramount’s library includes Academy Award winners, including Titanic, Braveheart, Forrest Gump, The Godfather, The Godfather Part II and Wings, which won the first ever Academy Award for Best Picture in 1929. The Paramount library also includes Academy Award nominees such as Arrival, Fences, The Big Short, Selma and The Wolf of Wall Street, and classics such as The Ten Commandments, Breakfast at Tiffany’s and Sunset Boulevard. Paramount’s 2021 theatrical releases included A Quiet Place Part II, Snake Eyes: G.I. Joe Origins, PAW Patrol: The Movie and Clifford the Big Red Dog.

Paramount Players

Paramount Players is committed to creating genre films from unique, contemporary voices and properties, as well as drawing from Paramount’s rich library of content. Paramount Players also produces films for initial release on Paramount+, including Paranormal Activity: Next of Kin, which was released in 2021.

Paramount Animation

Paramount Animation develops and produces top-quality animated films. Paramount Animation coproduced The SpongeBob Movie: Sponge on the Run, which was digitally released domestically simultaneously on premium video on demand and Paramount+ in March 2021. Paramount Animation also produced Rumble, which was released on Paramount+ in the U.S. in December 2021.

Paramount Television Studios

Paramount Television Studios develops and finances a wide range of television content across all platforms for distribution worldwide. Paramount Television Studios’ productions include American Gigolo for Showtime

Networks; Made For Love and Station Eleven for HBO Max; Shantaram, Defending Jacob and Home Before Dark for Apple TV+; Tom Clancy’s Jack Ryan for Amazon; The Haunting of Bly Manor for Netflix; and Catch-22 for Hulu.

Miramax

Miramax, a consolidated joint venture with beIN Media Group, is a global film and television studio with an extensive library of content. We have exclusive, long-term rights to distribute Miramax’s library of more than 650 titles, which includes Pulp Fiction, Shakespeare in Love, Good Will Hunting, No Country for Old Men and Scary Movie. We also have certain rights to coproduce, co-finance and/or distribute new film and television projects with Miramax.

Film Production, Distribution and Financing

We produce many of the films we release and also acquire films for distribution from third parties. In some cases, we co-finance and/or co-distribute films with third parties, including other studios. We also enter into film-specific financing and multipicture financing arrangements from time to time under which third parties participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest. We distribute films worldwide or in select territories in various media and may engage third-party distributors for certain films in certain territories.

Domestically, we generally market and distribute our own theatrical and home entertainment releases. Internationally, we distribute theatrical releases through our international affiliates or, in territories where we have no operating presence, through United International Pictures, our joint venture with Universal Studios, or other third-party distributors. For home entertainment releases, DVD and Blu-ray discs are distributed internationally by local licensees. We also license films and television shows domestically and/or internationally to a variety of platforms.

Competition

All of our businesses operate in highly competitive environments, and compete for creative talent and intellectual property, as well as for audiences and distribution of our content.

We compete with a variety of media, technology and entertainment companies that have substantial resources to produce, acquire and distribute content around the world, including broadcast networks, basic and premium cable networks, streaming services, film and television studios, production groups, independent producers and syndicators, television stations and television station groups. We compete with other content creators for creative talent including producers, directors, actors and writers, as well as for new program ideas and intellectual property and for the acquisition of popular programming.

Our businesses also face significant competition for audiences from various sources. We compete for audiences for our films and television content with releases from other film studios, television producers and streaming services, as well as with other forms of entertainment and consumer spending outlets. We also compete for audiences and advertising revenues primarily with other broadcast and cable television networks; streaming services; social media platforms; websites, apps and other online experiences; radio programming; and print media. In addition, our television businesses face increasing competition from technologies providing digital audio and visual content in ways that allow audiences to consume content of their choosing while avoiding traditional commercial advertising. Moreover, our businesses face competition from the many other entertainment options available to consumers including video games, sports, travel and outdoor recreation.

We also face competition for distribution of our content. Our television businesses compete for distribution of our program services (and receipt of related fees) with other broadcast networks, cable networks and programmers. The CBS Network competes with other broadcast networks to secure affiliations with independently owned television stations to ensure the effective distribution of network programming in the U.S. We also compete with studios and other producers of entertainment content for distribution on third-party platforms.

For additional information regarding competition, see “Item 1A. Risk Factors — Our businesses operate in industries that are highly competitive.”

Environmental, Social and Governance Strategy

We believe the media and entertainment industry plays an important role in shaping culture and conversations. We take this role seriously and are committed to advancing and strengthening our approach to issues, opportunities and risks related to ESG matters to help serve our stockholders, employees, partners, audiences and the communities in which we operate, as well as to enhance our business. Our ESG strategy is centered on an understanding of our biggest opportunities and risks.

We organize our ESG work into three pillars: (1) On-Screen Content & Social Impact, (2) Workforce & Culture and (3) Sustainable Production & Operations. On-Screen Content & Social Impact addresses the opportunities and responsibilities we have to represent, inform and influence through our content and brands. Workforce & Culture focuses on our efforts to recruit and retain the best employees, treat contractors and partners well, and foster an environment where people feel welcome and safe. Sustainable Production & Operations addresses the environmental and social impacts of our operations and facilities, film and television productions and other activities.

Building on our 2020 companywide Materiality Assessment and first ESG Report, in 2021 we released our second ESG Report, which is available on our website, and included our first set of overarching goals for each of these pillars to help focus our efforts and assess our progress. We are committed to continuing to identify, measure, map and report on the ESG impact of our global operations.

ESG Governance

Our ESG efforts are a companywide commitment led by a dedicated ESG team that oversees day-to-day strategy and implementation. Our ESG team works closely with our ESG Council, a cross-functional team of senior leadership and subject matter experts spanning our brands, legal, investor relations, global inclusion, human resources, finance, real estate and environmental health and safety, to guide our strategy and reporting and help spread and instill our ESG values across the Company. The ESG team works in close collaboration with our Chief Executive Officer, Chief Financial Officer, General Counsel and other senior executives who together make up our ESG Steering Committee. These leaders are actively involved in reviewing and refining our ESG strategies, programs and policies. The ESG team regularly updates the Nominating and Governance Committee of our Board of Directors, which, pursuant to its charter, oversees and monitors significant issues impacting our culture and reputation, as well as our handling of ESG issues.

Human Capital Management

We aim to build a culture that attracts and retains the best employees and a workplace where people feel welcome, safe and inspired to bring their whole self to work.

As of December 31, 2021, we employed approximately 22,965 full- and part-time employees in 37 countries worldwide and had approximately 4,300 project-based staff on our payroll. We also use temporary employees in the ordinary course of our business.

Our human capital management strategy is intended to address the areas described below, and additional information can be found in our ESG Report.

A Culture of Diversity, Equity and Inclusion

We seek to mold a companywide culture built on our core values and anchored in a dynamic and proactive approach to DE&I through a range of partnerships, collaborations, programs and initiatives, some of which are described below.

•Many of our brands maintain inclusivity councils to address their DE&I activities and the DE&I challenges in their businesses.

•We partner with hundreds of diversity-focused institutions globally that are committed to supporting women, BIPOC and LGBTQ+ individuals, veterans and/or persons with disabilities. We have placed a particular focus on organizations advancing the causes of racial justice, anti-hate and social equity.

•We sponsor internal and external professional development programs and campus-to-career initiatives aimed at underrepresented groups.

•Our job postings reach an expansive network that includes more than 60 diversity-focused job boards. We use third-party technology to identify and remove biasing language from our job descriptions.

•We sponsor eight active employee-led Employee Resource Groups (“ERGs”) with 53 chapters in 19 locations worldwide. More than half of our employees are members of these employee-led groups. Our ERGs provide support for certain business and corporate initiatives.

•Our CEO has signed onto the CEO Action for Diversity and Inclusion pledge and the Company was a founding signatory for Management Leadership for Tomorrow’s (“MLT”) Black Equity at Work Certification Program (“BEW”). The MLT BEW is a third-party validation program that aims to drive measurable progress in improving representation and racial equity in the workplace.

•Of our U.S. employees, as of December 31, 2021, approximately 49% were female and approximately 39% self-identified as part of a racial or ethnic minority group. Of our U.S. employees with Vice President titles and above, as of December 31, 2021, approximately 49% were female and approximately 28% self-identified as part of a racial or ethnic minority group.

•In 2021, we set new goals to help accelerate our performance on key DE&I objectives, including a target global hire and promotion rate for female Senior Vice Presidents and above and a target U.S. hire and promotion rate for ethnically diverse Vice Presidents and above.

Preventing Harassment and Discrimination

We remain committed to building a work environment free of harassment and discrimination so that our employees can focus on doing their best work. We have enacted policies addressing harassment, discrimination and other behaviors that could create a hostile workplace, some of which are described below.

•Our Business Conduct Statement provides employees with clear examples of harassment and discrimination and guidance on how to create a safe and inclusive environment for all. We make annual trainings on sexual harassment, discrimination and retaliation prevention available to all employees.

•We monitor employee diversity data trends — including the promotion rates of women and ethnically diverse employees compared to their male or white peers, respectively — and watch for any patterns that might suggest discrimination or unconscious bias so that we can seek to address them.

•We require that employees report any incidents of harassment and discrimination that they witness. Among other ways, employees can report incidents of harassment or discrimination using our anonymous third-party managed complaint and reporting hotline, called OPENLINE.

Employee Attraction, Retention and Training

Our training, mentoring and career mobility programs embody our culture of DE&I as we recruit, retain and engage our employees. We strive to create an inclusive culture in which our employees and talent feel supported, heard and understood and in which employees of all backgrounds feel like they belong and have the opportunity to thrive. Some of these programs are described below.

•We offer a broad spectrum of learning opportunities for our employees, including leadership-specific training for employees who are new to their positions, taking on an expanded scope of responsibilities, or otherwise seeking to expand their impact. We also offer regular manager and employee classes focused on specific skills, leader learning journeys to help people leaders implement new capabilities over several months, and team-based workshops for groups who want to learn together.

•We offer a range of financial and nonfinancial compensation and benefits, including health, life and disability insurance; matching retirement and profit-sharing contributions; flexible paid time off; paid volunteer time; financial planning assistance; multiple wellness programs; and parental, caregiving, bereavement and military leave benefits. We also offer tuition support for certain employees. In 2021, we began offering our employees access to a behavior-change app designed to help our employees manage stress, improve focus and enhance overall well-being.

•We offer flexible work hours for many of our full-time and part-time employees.

•In 2021, we launched our first global employee engagement survey, administered by an independent third party, to assess our efforts around employee engagement, inclusion and well-being. Our executive officers (and managers, on a team level) reviewed the survey results and instituted action plans to address feedback and opportunity areas. We continue to track our progress on these efforts through shorter, periodic “pulse” engagement surveys.

•As a result of our focus on employee satisfaction and inclusiveness, we have been recognized for our workplace culture, including being named a 2021 Most Loved Workplace by Newsweek, one of America’s Best Employers for Diversity by Forbes and one of the Top 100 workplaces with the Best D&I Initiatives in 2021 by Mogul.

Health, Safety and Security

The health and safety of our workers, particularly across our productions worldwide, remains a top priority. We strive to take a proactive approach to identifying and mitigating health, safety and security risks. Some of the steps we take are described below.

•In 2021, we began to centralize our nonproduction environmental health and safety (“EHS”) functions. We appointed a new Senior Vice President of EHS in an effort to ensure that these critical functions are managed consistently and reported on externally in an appropriate way.

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

•After COVID-19 caused an initial period in which our offices closed and production ceased, we restarted productions in mid-2020 and began to manage a slow and safe return-to-office process. We have established a number of COVID-19-related safety protocols in our offices, on our productions and with respect to nonproduction activities. While the majority of our employees had the opportunity to work at a reduced capacity from certain offices, most of our office employees worked remotely in 2021.

Social Impact and Corporate Social Responsibility

We leverage our platforms and diverse capabilities to create positive social impacts, including by exploring and raising awareness of issues that align with our values and impact our viewers such as climate change, mental health, civic engagement and social justice. Our commitment to social impact is not only exemplified by the content we produce, but also our community service projects, philanthropy and employee engagement efforts, including our 25th annual Community Day, which was held virtually in 2021 and involved employees from 23 regions around the world across more than 100 volunteer projects.

Content for Change

Content for Change is a social justice initiative launched by BET in 2020 that is anchored in the belief that storytelling has the power to transform how we see ourselves and one another. In 2021, we expanded the program across the Company with three interrelated objectives: (1) leveraging content to counteract racism, bias, stereotypes and hate; (2) striving for equity across our entire creative supply chain; and (3) creating a culture of diversity, inclusion and belonging that continuously informs and enhances the stories we tell through our content. This initiative builds upon our commitment to our community, as well as to DE&I and fostering an inclusive company culture.

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

FCC and Similar Regulation

The FCC regulates broadcast television, some aspects of cable network programming, and certain programming delivered by internet protocol in the U.S., pursuant to U.S. federal law, including the Communications Act. Violation of FCC regulations can result in substantial monetary fines, the imposition of reporting obligations, limited renewals of licenses and, in egregious cases, denial of license renewal or revocation of a license.

License Renewals and Transfers

Each of our owned television stations in the U.S. must be licensed by the FCC. Television broadcast licenses are typically granted for eight-year terms, and we must obtain renewals as they expire to continue operating our stations. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (1) the station has served the public interest, convenience and necessity; (2) with respect to the station, there have been no serious violations by the licensee of either the Communications Act or FCC regulations; and (3) there have been no other violations by the licensee of the Communications Act or FCC regulations that, taken together, constitute a pattern of abuse. As of February 14, 2022, we had three pending renewal applications, and we will be filing applications with respect to most of our remaining stations on a staggered basis in 2022 and 2023. A station remains authorized to operate while its license renewal application is pending. In addition, the Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee.

Broadcast Ownership Regulation

The Communications Act and FCC rules impose limits on local and national broadcast television station ownership in the U.S. The broadcast ownership rules discussed below are the most relevant to our operations in the U.S. In 2019, a federal appellate court vacated a 2017 FCC decision that had (1) repealed rules restricting common ownership of a TV station with either a daily newspaper or one or more radio stations in the same local market, and (2) loosened a rule restricting common ownership of TV stations within the same market.
Local Television Ownership

The FCC’s local television ownership rule generally limits common ownership of two full-power stations in a market unless at least one of the owned stations is not a top-four ranked station in the market based on audience share, provided that the FCC may permit such common ownership if it finds such ownership would serve the public interest, convenience and necessity.

Dual Network Rule

The dual network rule effectively prohibits any of the four major U.S. broadcast networks — ABC, CBS, FOX and NBC — from combining or being under common control.

Television National Audience Reach Limitation

Under the national television ownership rule, one party may not own television stations that reach more than 39% of all U.S. television households. However, for purposes of this rule, a UHF station is afforded a “discount” and is therefore attributed with reaching only 50% of the television households in its market. We currently own and operate television stations that reach approximately 38% of all U.S. television households, but we are attributed with reaching approximately 24% of all such households for purposes of the national ownership rule because of the discount.

Foreign Ownership

In general, the Communications Act restricts foreign individuals or entities from collectively owning more than 25% of our voting power or equity. FCC approval is required to exceed the 25% threshold. The FCC has approved foreign ownership levels of up to 100% in certain instances, subsequent to its review and approval of specific, named foreign individuals.

Cable and Satellite Carriage of Television Broadcast Stations

The Communications Act and FCC rules govern the retransmission of broadcast television stations by cable system operators, direct broadcast satellite operators, and other MVPDs in the U.S. Pursuant to these regulations, we have elected to negotiate with MVPDs for the right to carry our broadcast television stations via retransmission consent agreements. The Communications Act and FCC regulations require that broadcasters and some categories of MVPDs negotiate in good faith for retransmission consent. Some MVPDs have sought changes to federal law that would eliminate or otherwise limit the ability of broadcasters to obtain fair compensation for the grant of retransmission consent.

Program Regulation

The FCC also regulates the content of broadcast, cable network, and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6 a.m. and 10 p.m. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is approximately $445,445 per indecent or profane utterance or image, with a maximum forfeiture exposure of approximately $4.1 million for any continuing violation arising from a single act or failure to act. The FCC also actively monitors compliance with requirements that apply to broadcasters and cable networks relating to political advertising, identification of program sponsors, and the use and integrity of the Emergency Alert System. In addition, FCC regulations require the closed captioning of almost all broadcast and cable programming, as well as certain programming in the U.S. delivered by internet protocol. Broadcast television stations in certain markets that are affiliated with one of the four major U.S. broadcast networks must also provide a certain amount of programming every quarter that includes audio description (audio-narrated description of a television program’s key visual elements that make the programming accessible to blind and low-vision viewers).

Children’s Programming

Our business is subject to various regulations in the U.S. and abroad applicable to children’s programming. U.S. federal law and FCC rules limit the amount and content of commercial matter that may be shown on broadcast television stations and cable networks during programming designed for children 12 years of age and younger, and the FCC also limits the display of certain commercial website addresses during children’s programming. Moreover, each of our broadcast television stations in the U.S. is required to air, in general, three hours per week of programming specifically designed to meet the educational and informational programming needs of children 16 years of age and younger.

In addition, some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. For example, restrictions on the television advertising of foods high in fat, salt and sugar (“HFSS”) to children aged 15 and under have been in place in the U.K. since 2007. The U.K. government has announced its intention to impose a ban, effective in 2023, on all HFSS advertising before 9:00 p.m. on television and a total ban online. Various laws with similar objectives have also been enacted in Ireland, Turkey, Mexico, Chile, Argentina, Peru, Taiwan and South Korea, and significant pressure for similar restrictions continues to be felt globally, most acutely in Australia, Brazil, Canada, Colombia, India, Hungary, Singapore, South Africa and France. The implementation of these or similar limitations and restrictions could have a negative impact on our television advertising revenues, particularly for our networks with programming for children and teens.

Broadcast Transmission Standard

In 2017, the FCC adopted rules to permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0.” Those full-service television stations using the standard are subject to certain requirements, including the obligation to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality and improved mobile broadcast viewing. A television station converting to ATSC 3.0 operation will incur significant costs in equipment purchases and upgrades. In addition, consumers may be required to obtain new television sets or other equipment that are capable of receiving ATSC 3.0 broadcasts. We are participating in ATSC 3.0 partnerships with other broadcasters and may enter into additional partnerships in the future.

Global Data Protection Laws and Children’s Privacy Laws

A number of data protection and privacy laws impact, or may impact, the manner in which we collect, process and transfer personal data. In the E.U., the General Data Protection Regulation (“GDPR”) mandates data protection compliance obligations and authorizes significant fines for noncompliance. In the U.S., the California Consumer Privacy Act (“CCPA”) went into effect in January 2020 and created a host of new obligations for businesses regarding how they handle the personal information of California residents, including creating new data access, data deletion and opt out rights. The new California Privacy Right Act will replace the CCPA in early 2023 and creates even more onerous obligations, including the need to implement mechanisms for consumers to opt out of personal data sharing with third parties in the context of digital advertising. A number of other regions where we do business, including the U.S., Asia and Latin America, have enacted or are considering new data protection legislation and regulations that may impact our business activities that involve the processing of personal data.

In addition, some of the mechanisms we previously relied upon for the international transfer of personal data from the E.U. to other countries including the U.S., are no longer available. New legal requirements such as utilizing the new standard contractual clauses recently approved by the European Commission require significant resources going forward to perform international data transfer assessments.

We are also subject to laws and regulations intended specifically to protect the interests of children, including the privacy of minors online. The U.S. Children’s Online Privacy Protection Act (“COPPA”) limits the collection by operators of websites or online services of personal information online from children under the age of 13. The U.S. Federal Trade Commission has yet to issue a proposed new COPPA rule as part of its review of its regulations implementing COPPA begun in 2019; however, the agency as well as some state Attorneys General have continued to bring enforcement cases under the existing COPPA rule. Since the enactment of GDPR in 2018, several countries in the E.U. and U.K. have issued guidance documents or codes of conduct with respect to the online privacy of children under 18, which impact countries outside of the U.K. and E.U., including the U.S. and in Australia. Such regulations may also restrict the types of advertising we are able to sell on these online services, sites and apps and may impose strict liability on us for certain of our actions, as well as certain actions of our advertisers and other third parties, which could affect advertising demand and pricing. In the U.S., state and federal policymakers are also considering regulatory and legislative methods to protect consumer privacy on the internet, and these efforts have focused particular attention on children and teens. Congress has held several hearings on protecting children and teens online and has signaled that an update to COPPA with stronger protections for children and teens is likely.

See “Item 1A. Risk Factors — Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection — We are subject to complex, often inconsistent and potentially costly laws, rules, regulations, industry standards and contractual obligations relating to privacy and personal data protection.”

Intellectual Property

We are fundamentally a content company, and the trademark, copyright, patent and other intellectual property laws that protect our brands and content are extremely important to us. It is our practice to protect our brands, content and related intellectual property. Unauthorized exploitation of copyrighted works interferes with the legitimate market and disrupts our ability to distribute and monetize our content. The infringement of our intellectual property rights presents a significant challenge to our industry, and we take a number of steps to address this concern. For example, where possible, we use technologies, such as encryption, watermarking, and digital rights management tools, to protect our content from piracy. We are also actively engaged in enforcement and other activities to protect our intellectual property, including: monitoring services that unlawfully distribute or otherwise infringe our content and sending takedown or cease-and-desist notices in appropriate circumstances; using filtering technologies employed by some social media companies and other platforms hosting our content; working with intermediaries and other third parties to address current infringements and prevent more in the future; and pursuing litigation and referrals to law enforcement. Through partnerships with various organizations, we also are actively involved in educational outreach to the creative community, state and federal government officials and other stakeholders in an effort to marshal greater resources to combat intellectual property infringement. Additionally, we participate in various industrywide enforcement initiatives, public relations programs and legislative activities on a worldwide basis. For example, we have had notable success with site-blocking efforts in parts of Europe, Asia, Latin America and Australia, which can be effective in steering consumers away from piracy platforms and toward legitimate platforms.

Notwithstanding these efforts and the many legal protections that exist to combat piracy, the proliferation of infringing services and the sophistication of and continued technological advancement in the tools used in infringing activities continues to be a challenge. The failure to maintain enhanced legal protections and enforcement tools and to update those tools as threats evolve could make it more difficult for us to adequately protect our intellectual property, which could negatively impact its value and further increase the costs of enforcing our rights as we continue to expend substantial resources to protect our content.

Our Executive Officers

Our executive officers as of February 14, 2022, are as follows:

Name	Age	Position
Robert M. Bakish	58	President and Chief Executive Officer, Director
Naveen Chopra	48	Executive Vice President, Chief Financial Officer
Christa A. D’Alimonte	53	Executive Vice President, General Counsel and Secretary
Katherine Gill-Charest	57	Executive Vice President, Controller and Chief Accounting Officer
Richard M. Jones	56	Executive Vice President, General Tax Counsel and Chief Veteran Officer
Doretha (DeDe) Lea	57	Executive Vice President, Global Public Policy and Government Relations
Julia Phelps	44	Executive Vice President, Chief Communications and Corporate Marketing Officer
Nancy Phillips	54	Executive Vice President, Chief People Officer

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

Richard M. Jones has been our Executive Vice President, General Tax Counsel and Chief Veteran Officer since August 2014. Prior to that, he served as Senior Vice President and General Tax Counsel of CBS Corporation beginning in 2006 and of Former Viacom beginning in 2005. Prior to that, he served as Vice President of Tax, Assistant Treasurer and Tax Counsel for NBC Universal, Inc. beginning in 2003 and he served 13 years with Ernst & Young in its media & entertainment and transaction advisory services practices. Mr. Jones served honorably as a noncommissioned officer in the U.S. Army’s 75th Ranger Regiment and 10th Mountain Division.

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

We announce material financial information through SEC filings, press releases, public conference calls and webcasts and our investor relations website at ir.ViacomCBS.com. We may use any of these channels as well as social media and blogs to communicate with investors about our Company. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels and blogs listed on our investor relations website.

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

Risks Relating to Our Business and Industry

If our streaming initiatives are unsuccessful, our business, financial condition or results of operations could be adversely affected

Streaming is intensely competitive and cash intensive and there can be no assurance that our streaming initiatives will be profitable or otherwise successful. Our ability to attract, engage and retain subscribers to our subscription streaming services, including Paramount+, SHOWTIME OTT and BET+, and MAUs (together with subscribers, “users”) on our FAST service, Pluto TV, as well as the corresponding subscription and advertising revenues they generate, will depend on our ability to consistently provide appealing and differentiated content globally, effectively market our content and services and provide a quality experience for selecting and viewing that content. Our success will require significant investments to produce original content and acquire the rights to third-party content, including with respect to live sports, as well as the establishment and maintenance of key content and distribution partnerships.

We must continually add new users, convert promotional subscribers and meaningfully engage with existing subscribers to manage turnover, or “churn,” to grow our business. If we are unable to successfully compete with competitors in attracting, engaging with and retaining users as well as creative talent, our business, financial condition or results of operations could be adversely affected. The relative service levels, content offerings, promotions and pricing and related features of our competitors’ services may adversely impact our ability to attract, engage and retain users. If consumers do not consider our streaming services to be of value compared to our competitors’ services, including because we fail to introduce attractive new content and features, do not maintain competitive pricing, terminate or modify promotional or trial period offerings, experience technical issues, or change the mix of content in a manner that is unfavorably received, we may not be able to attract, engage and retain users. If we are not able to attract new users, or our existing users decide to not continue subscriptions on our services for any reason, including a perception that they do not use our streaming services sufficiently, the need to cut household expenses, unsatisfactory content, promotions or trial-period offers expire or are modified, competitive services or promotions provide a better value or experience or customer service or technical issues are not satisfactorily resolved, our business, financial condition or results of operations could be adversely affected.

Changes in consumer behavior, as well as evolving technologies, distribution platforms and packaging, may negatively affect our business, financial condition or results of operations

Our success depends on our ability to anticipate and adapt to shifting content consumption patterns. The ways in which viewers consume content, and technology and business models in our industry, continue to evolve rapidly, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenue streams.

Technological advancements have empowered consumers to seek more control over when, where and how they consume content and have affected the options available to advertisers for reaching target audiences. The evolution of consumer preferences toward “over-the-top” content consumption, such as streaming and other digital offerings, and the substantial increase in the availability of content without advertising or adequate methodologies for audience measurement, have had, and may continue to have, an adverse effect on our business, financial condition and results of operations. In addition, consumers are increasingly using time-shifting and advertising-blocking technologies, such as DVRs, that enable users to bypass advertisements. Substantial use of these technologies could impact the attractiveness of our programming to advertisers, adversely affecting our advertising revenue.

In response to perceived consumer demand, distributors are continuing to develop alternative offerings, including streaming and other subscription services; advertising-supported services, including FAST; original content for mobile and social media platforms; and smaller, often customizable, packages delivered by MVPDs at lower costs than traditional offerings. If our networks and brands are not included in these offerings and services, or if consumers increasingly favor alternative offerings over traditional broadcast television and cable subscriptions, we may continue to experience viewership declines and ultimately demand for our programming, which could lead to lower revenues from traditional sources. These changing distribution models may also impact our ability to negotiate carriage deals on terms favorable to us.

To respond to these developments, we regularly adopt or develop new technologies and consider, and from time to time implement, changes to our business models and strategies to remain competitive, such as our increased investment in streaming. There can be no assurance that we will successfully anticipate or respond to these developments, that we will not experience disruption, even as we respond to such developments, or that the new technologies or business models we develop will be as successful as historic or existing ones.

Our advertising revenues have been and may continue to be adversely impacted by changes in consumer viewership, advertising market conditions and deficiencies in audience measurement

We derive substantial revenues from the sale of advertising, and a decline in advertising revenues could have a significant adverse effect on our business, financial condition or results of operations.

The evolution of consumer preferences toward over-the-top streaming and other digital services and the increasing number of entertainment choices has intensified audience fragmentation and reduced content viewership through traditional linear distribution models, which has caused and may continue to cause ratings declines for our television networks. This evolution has also given rise to new ways of purchasing advertising, as well as a general shift in total advertising expenditures toward streaming and digital, some of which may not be as beneficial to us as traditional advertising methods. Although we have increasingly focused on generating advertising revenue from our own streaming services, including Pluto TV and Paramount+ Essential, and other digital services, there can be no assurance that we can successfully navigate this shift or that the advertising revenues we generate will replace the declines in advertising revenues generated from our traditional linear business.

The strength of the advertising market can fluctuate in response to the economic prospects of specific advertisers or industries, advertisers’ current spending priorities and the economy in general or the economy of any individual geographic market, including the impact of the current inflationary environment and the global supply chain delays. These factors may adversely affect our advertising revenues. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could also lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Our ability to generate advertising revenue is also dependent on demand for our content, the consumers in our targeted demographics, advertising rates and results observed by advertisers.

Major sports events, such as the Super Bowl and the NCAA Division I Men’s Basketball Tournament and state, congressional and presidential elections cycles may cause our advertising revenues to vary substantially from year to year. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to raise and spend funds on advertising and the competitive nature of the elections affecting viewers in markets featuring our content.

Advertising sales are also largely dependent on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect actual viewership levels. Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales; however, it does not fully measure viewership across streaming and digital. We measure and monetize across over-the-top platforms based on census-based advertising-server data establishing the number of impressions served, combined with third-party data providing demographic composition estimates. Multiplatform campaign verification remains in its infancy and is still not measured by any one consistently applied method. While we expect innovation and standards around multiplatform measurement to benefit us as the advertising market continues to evolve, we are nevertheless partially dependent on third parties to deliver those solutions. Our ability to target and measure audiences is also limited by an increasing number of global laws and regulations relating to privacy and the collection, use and security of personal data.

Our success depends on our ability to maintain attractive brands and our reputation, and to offer popular programming and other content

Our ability to maintain attractive brands, and to create, distribute and/or license popular content are key to our success and ability to generate revenues. The revenues we generate primarily depend on our ability to consistently anticipate and satisfy consumer tastes and expectations, both in the U.S. and internationally. The popularity of our content is affected by our ability to develop and maintain strong brand awareness and a strong reputation; our ability to target key audiences; the quality and attractiveness of competing entertainment content; and the availability of alternative forms of entertainment and leisure time activities. Consumer tastes and behavior change frequently, and it is a challenge to anticipate what will be successful at any point in time. We invest substantial capital in our content, including the production of original content, before learning the extent to which it will garner critical success and popularity with consumers. A shortfall in the expected popularity of content we distribute or of sports events for which we have acquired rights, could lead to decreased profitability or losses for a significant period of time. Significant negative claims or publicity regarding the Company or its operations, content, products, management, employees, practices, business partners and culture, including individuals associated with the content we create and/or license, as well as our inability to adequately prepare for or respond to such negative claims or publicity, may damage our brands or reputation, even if such claims are untrue.

Increased costs for content and other rights may adversely affect our business, financial condition or results of operations

We invest significant resources to produce, market and distribute original content. We also acquire content and ancillary rights and pay related rights fees, license fees, royalties and/or contingent compensation. For example, some of the sports programming most viewed on CBS Sports or streamed on Paramount+, including NFL games, are made available based on rights of varying duration that we have negotiated with third parties. We also license various music rights from the major record companies, music publishers and performing rights organizations. Our investments in internally produced and acquired content are significant and involve complex negotiations with numerous third parties, and rapid changes in consumer behavior have increased the risk associated with the success of all kinds of content. Competition for popular content is intense, and we may have to increase the price we are willing to pay for talent and intellectual property rights, which may result in significantly increased costs. Further, increased competition in the market for development and production of original content, particularly from streaming services, increases our content costs. We may be outbid by our competitors for the rights to new, popular content or in connection with the renewals of popular rights we currently hold. As such, there can be no assurance that we will recoup our investments when the content is broadcast or distributed.

Our businesses operate in industries that are highly competitive

We compete with other media companies to attract creative talent and produce high-quality content, and for distribution on a variety of third-party platforms. Competition for talent, content, audiences, subscribers, service providers, production infrastructure, advertising and distribution is intense and comes from other broadcast television networks and stations, cable networks, streaming services, the internet and social media, film studios and independent film producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from “second screen” applications. Other broadcast television networks or stations or cable networks may change their formats or programming, a new network or station may adopt a format to compete directly with our networks or stations, or networks or stations might engage in aggressive promotional campaigns. We also compete with additional entrants into the market for the production of original content and streaming services.

Our ability to obtain widespread distribution on favorable terms, which contributes to our ability to reach audiences and, in turn, attract advertisers, is adversely affected by continued industry consolidation, including distributors and television service providers. Our competitors generally include companies with interests in multiple media businesses that are often vertically integrated, whereas our cable business generally relies on distribution relationships with third parties. As more companies in sectors adjacent to our own create or acquire their own content, they may have significant competitive advantages, which could adversely affect our ability to negotiate favorable terms for distribution or otherwise compete effectively. Our competitors could also have preferential access to important technologies, customer data or other competitive information, as well as significant financial resources.

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

The loss of affiliation and distribution agreements, renewal of these agreements on less favorable terms or adverse interpretations thereof could have a significant adverse effect on our business, financial condition or results of operations

A significant portion of our revenues are attributable to agreements with a limited number of distributors. These agreements generally have fixed terms that vary by market and distributor, and there can be no assurance that they will be renewed in the future, or renewed on favorable terms, including those related to pricing and programming tiers. We may also be unable to modify existing agreements with terms that have become less favorable over time. The loss of existing packaging, positioning, pricing or other marketing opportunities and the loss of carriage or the failure to renew our agreements with any distributor, or renew or modify them on favorable terms, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both affiliate fees and advertising. The CBS Network provides affiliated television stations regularly scheduled programming in return for the insertion of network commercials during that programming and the payment of reverse compensation. The loss of such station affiliation agreements could adversely affect our results of operations by reducing the reach of our programming and therefore our attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect our results of operations.

Consolidation among and vertical integration of distributors in the cable or broadcast network business has provided more leverage to these distributors and could adversely affect our ability to maintain or obtain distribution for our network programming or distribution and/or marketing of our subscription services on favorable or commercially reasonable terms, or at all. Also, consolidation among television station group owners could increase their negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of the lower retail prices of streaming services, could adversely affect the terms of our renewals with MVPDs. In addition, MVPDs and streaming services continue to develop alternative offerings for consumers. To the extent these offerings do not include our content and become widely accepted in lieu of traditional offerings, we could experience a decline in affiliate revenues.

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

We could suffer losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming

We test goodwill and indefinite-lived intangible assets, including FCC licenses, for impairment on an annual basis and between annual tests if events or circumstances require an interim impairment assessment. Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in advertising markets, a decrease in audience acceptance of our programming or films, a shift by advertisers to competing advertising platforms and/or changes in consumer behavior could result in a downward revision in the estimated fair value of a reporting unit or intangible assets, including FCC licenses, which could result in a noncash impairment charge. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on our reported net earnings.

Our ongoing investments in new businesses, products, services and technologies, through acquisitions and other strategic initiatives, present many risks, and we may not realize intended financial and strategic goals

We have invested in and may continue to invest, including through acquisitions, in new businesses, products, services and technologies as part of our ongoing strategic initiatives. These initiatives, such as the integration of the CBS and Viacom businesses following the Merger, may involve significant risks and uncertainties, including: difficulty integrating acquired businesses; failure to realize anticipated benefits; unanticipated problems, expenses and liabilities; potential disruption to our business and operations; diversion of management’s attention; difficulty managing expanded operations; the loss or inability to retain key employees, including talent; unanticipated challenges to or loss of our relationship with new or existing customers, viewers, advertisers, suppliers, distributors, licensors; insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with new investments; and failure to successfully develop an acquired business or technology. Many of these factors are outside of our control, and because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, no assurance can be given that such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.

Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection

Disruptions or failures of, or cybersecurity attacks on, our or our service providers’ networks, information systems and other technologies could result in the disclosure of confidential or valuable business or personal information, disruption of our businesses, damage to our brands and reputation, legal exposure and financial losses, and our business continuity plans may prove inadequate to address any such disruption, failure or attack

Cloud services, networks, software, information systems and other technologies we use or that are used by our third-party service providers and our product suppliers (“Providers”), including technology systems used by us and our Providers in connection with the production and distribution of our content and that otherwise perform important functions (“Systems”), are critical to our business activities. Shutdowns or disruptions of, and cybersecurity attacks on, our Systems pose increasing risks on our business. We also use content delivery networks to help us stream programming, films and other content in high volume to viewers and users of our online, mobile and app offerings over the internet. Shutdowns, disruptions and attacks on our or our Providers’ networks or Systems may be caused by third-party hacking; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial-of-service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks could have an adverse impact on us, our business partners, advertisers and other Providers, employees, viewers and users of our content, including degradation or disruption of service, loss of data and damage to equipment and data. Steps we or our Providers take to enhance, improve or upgrade networks or Systems may not be sufficient to avoid shutdowns, disruptions and attacks. Significant events could result in a disruption of our operations and reduction of our revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. In addition, our recovery and business continuity plans may prove inadequate to address any such disruption, failure or cybersecurity attack.

We are subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or programming content maintained in our or our Providers’ Systems, including proprietary and personal information (of third parties, employees and users of our online, mobile and app offerings), business information including intellectual property, or other confidential information. Outside parties may attempt to penetrate our or our Providers’ Systems or fraudulently induce employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information in order to gain access to our proprietary data or our subscribers’ or users’ data, our programming or our intellectual property. The number and sophistication of attempted and successful phishing, information security breaches or disruptive ransomware or denial-of-service attacks in the U.S. and elsewhere have increased significantly in recent years, and because of our prominence, we and/or Providers we use may be a particularly attractive target for such attacks. Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, networks and Systems change frequently, we may be unable to anticipate these techniques, implement adequate security measures or remediate flaws or detect intrusion on a timely or effective basis. Despite our efforts, the possibility of these adverse events occurring cannot be eliminated.

If a material breach of our networks or Systems or those of our Providers occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose subscribers, viewers, revenues in the case of leaked content, advertisers and other business partners, and users of our online, mobile and app offerings; our reputation, brands and credibility could be damaged; and we could be required to expend significant amounts of money and other resources to repair, replace or recover such networks and Systems. We could also be subject to actions by regulatory authorities and claims asserted in private litigation. The costs relating to any data breach could be material, and we may not have adequate insurance coverage to compensate us for any losses associated with such events.

We are subject to complex, often inconsistent and potentially costly laws, rules, regulations, industry standards and contractual obligations relating to privacy and personal data protection

We are subject to laws, rules, regulations, industry standards and contractual obligations in the U.S. and in other countries relating to privacy and the collection, use and security of personal data. In the E.U., for example, the GDPR mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring extensive compliance resources and efforts on our part. Further, a number of other regions where we do business have enacted or are considering new data protection regulations that may impact our business activities. In the U.S., the CCPA mandates a host of new obligations for businesses regarding how they handle the personal information of California residents. We are also subject to laws and regulations intended specifically to protect the interests of children and the privacy of minors online, including COPPA in the U.S., and more generally, the GDPR in the E.U., and we have been required to limit some functionality on digital properties as a result of these regulations. Such regulations also restrict the types of advertising we are able to sell on these digital properties and impose strict liability on us for certain of our actions, as well as certain actions of our advertisers and other third parties, which could affect advertising demand and pricing. Recently, laws in Brazil and China that govern the processing of children’s data also went into effect. These laws will likely have similar impacts to COPPA and GDPR, especially with respect to data collected in connection with advertising. Compliance with privacy and data protection rules, regulations, industry standards and contractual obligations, which may be inconsistent with one another, and noncompliance could result in regulatory investigations and enforcement, significant monetary fines, breaches of contractual obligations and private litigation. Any actual or perceived noncompliance could also lead to harm to our reputation and market position. See “Business — Regulation — Global Data Protection Laws and Children’s Privacy Laws.”

Risks Relating to Intellectual Property

Infringement of our content, including digital copyright piracy and other unauthorized uses of our content, reduces revenue received from legitimate distribution of our programming, films, books and other entertainment content and adversely affects our business, financial condition and results of operations

Our success depends in part on our ability to maintain and monetize our intellectual property rights. We are fundamentally a content company and infringement of our content — specifically, the infringement of our films, television programming, digital content, books and other intellectual property rights — affects the value of our content. Copyright infringement is particularly prevalent in many parts of the world that either lack effective laws and technical protection measures similar to those existing in the U.S. and Europe or lack effective enforcement of such measures, or both. Such foreign copyright infringement often creates a supply of pirated content for major markets as well. The interpretation of copyright, trademark and other intellectual property laws as applied to our content, and our infringement-detection and enforcement efforts, remain in flux, and some methods of enforcement have encountered political opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect and monetize our intellectual property and thus negatively affect its value.

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

Copyright infringement reduces the revenue that we are able to generate from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public’s and some affiliate partners’ perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such content. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend substantial resources in connection with these initiatives. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business.

Risks Relating to Macroeconomic and Political Conditions

COVID-19 and other pandemics could have a material adverse effect on our business, financial condition and results of operations.

The COVID-19 pandemic has negatively impacted, and is expected to continue to impact, the macroeconomic environment in the U.S. and globally. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including travel bans, orders to close or limit access to businesses not deemed “essential,” vaccination and masking requirements, requirements to isolate residents to their homes or places of residence, and social distancing. The difficult macroeconomic environment has included increased and prolonged unemployment, a decline in consumer confidence, global supply chain issues and inflation, and prolonged declines in economic growth, as well as changes in consumer behavior in response to the pandemic, which have had, and may continue to have, a negative impact on our business, financial condition and results of operations. Other pandemics or widespread health emergencies may have similar effects.

As a result of COVID-19, in 2020 we experienced a material negative impact on our advertising revenues as a result of weakness in the advertising market, the cancellation or postponement of sporting events, and the delay of the broadcast television season as a result of production shutdowns. While the advertising market improved in 2021, we are not able to predict the effect that COVID-19 may have on the advertising market in the future and any prolonged decline in our advertising revenues would have a negative impact on our business, financial condition and results of operations. COVID-19 had a negative effect on our licensing revenues due to production shutdowns, delays in our delivery of content to third parties, and fewer original programs and live events airing on our networks. We also experienced lower demand for the licensing of our content from advertising-supported licensees. While production has resumed, we are not able to predict whether we will encounter future production delays or shutdowns or if and to what extent content licensing revenues will continue to be negatively impacted. Our theatrical revenues have been negatively impacted by the closure or reduced capacity of movie theaters as a result of COVID-19. We are not able to predict the effect that COVID-19 may have on theatergoing in the future, including whether consumers will return at the same levels they previously did because of concerns related to COVID-19 or because of changes to viewing habits, or whether revenues from theatrical releases will be comparable to historical levels.

The magnitude of the continuing impact of COVID-19 and its variants, which could be material to our business, financial condition and results of operations, will depend on numerous evolving factors that we may not be able to accurately predict or control, including the duration and extent of the pandemic, the impact of governmental actions, consumer behavior in response to the pandemic and such governmental actions, and economic and operating conditions in the aftermath of COVID-19. Due to the evolving and uncertain nature of the pandemic, we are not able to estimate the full extent of the impact that COVID-19 will have on our business, financial condition and results of operations, and that impact could also exacerbate the other risks described herein. Even after COVID-19 has moderated and governmental restrictions have eased, we may continue to experience the same adverse effects on our business resulting from recessionary economic conditions that persist and long-term changes in the advertising and distribution markets and consumer engagement and viewing habits.

Economic and political conditions in a variety of markets around the world could have an adverse effect on our business, financial condition or results of operations

Our businesses operate and have audiences, customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. For that reason, economic conditions in many different markets around the world affect a number of aspects of our businesses. Economic conditions in each market can also impact our audience’s discretionary spending (such as current inflation or global supply chain issues) and therefore their willingness to access our content, as well as the businesses of our partners who purchase advertising on our networks, causing them to reduce their spending on advertising. We may also be subject to longer payment cycles. In addition, as we have expanded our international operations, our exposure to foreign currency fluctuations against the U.S. dollar has increased, and there is no assurance that downward trending currencies will rebound or that stable currencies will remain stable in any period. Such fluctuations could have an adverse effect on our business, financial condition or results of operations. Also, volatility and weakness in the capital markets, the tightening of credit markets or a decrease in our debt ratings could adversely affect our ability to obtain cost-effective financing. Broader supply chain delays, such as those currently impacting global distribution, may impact our business.

Our businesses are also exposed to certain political risks inherent in conducting a global business, including retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with trade negotiations; issues related to the presence of corruption in certain markets and enforcement of anticorruption laws and regulations; increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets; escalating trade, immigration and nuclear disputes; wars, acts of terrorism or other hostilities; and other political, economic or other uncertainties.

These political and economic risks could create instability in any of the markets where our businesses derive revenues, which could result in a reduction of revenue or loss of investment that adversely affects our businesses, financial condition or results of operations.

Risks Relating to Regulatory and Legal Matters

Failures to comply with or changes in U.S. or foreign laws or regulations may have an adverse effect on our business, financial condition or results of operations

We are subject to a variety of laws and regulations, both in the U.S. and/or in the foreign jurisdictions in which we or our partners operate, including laws and regulations relating to intellectual property, content regulation, user privacy, data protection, anticorruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, anticompetitive conduct, export and market access restrictions, and exceptions to and limitations on copyright and censorship, among others.

The television broadcasting and cable programming industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them. It cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues. We must also comply with extensive FCC limits on the ownership and operation of our television stations and our television networks, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some television stations.

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

Our liabilities related to discontinued operations and former businesses could adversely impact our financial conditions

We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to our existing business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. We cannot be assured that our accruals for these matters are sufficient to cover these liabilities in their entirety or any one of these liabilities when it becomes due or at what point any of these liabilities may come due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on our financial condition, operating performance or cash flows.

Risks Relating to Human Capital

The loss of existing or inability to hire new key employees or secure creative talent could adversely affect our business, financial condition or results of operations

Our business depends upon the continued efforts, abilities and expertise of our executives and other employees and the creative talent with whom we work. We compete for executives in highly specialized and evolving industries (including streaming) and our ability to attract, retain and engage such individuals may be impacted by our reputation, workplace culture, efforts with respect to DE&I and ESG matters, the compensation and benefits we provide, and our commitment to effectively managing executive succession. We also employ or contract with entertainment personalities with loyal audiences and produce films with highly regarded directors, producers, writers, actors and other creative talent in highly competitive markets. Our ability to attract and retain these individuals will similarly be impacted by our reputation, culture and efforts with respect to DE&I and ESG matters. These individuals are important to attracting viewers and the success of our programs, films and other content. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain or attract new key employees or creative talent, our business, financial condition or results of operations could be adversely affected.

We and our business partners also engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade employees, professional athletes and others who are subject to collective bargaining agreements. Any labor disputes, including lockouts, strikes or work stoppages, may disrupt our operations and cause delays in the production of our programming, which could increase our costs and have an adverse effect on our revenues, cash flows and/or operating income.

Risks Relating to our Ownership Structure

NAI, through its voting control of the Company, is in a position to control actions that require stockholder approval

NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of the Company. As of December 31, 2021, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

NAI is in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending our bylaws, the election or removal of directors and transactions involving a change of control. For example, our bylaws provide that:

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

Accordingly, our stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control.

Sales of NAI’s shares of our Common Stock, some of which are pledged to lenders, could adversely affect the stock price

Based on information received from NAI, NAI has pledged to its lenders a portion of shares of our Class A Common Stock and our Class B Common Stock owned directly or indirectly by NAI. As of December 31, 2021, the aggregate number of shares of our Common Stock pledged by NAI to its lenders represented approximately 3.9% of the total outstanding shares of our Class A Common Stock and our Class B Common Stock on a combined basis. If there is a default on NAI’s debt obligations and the lenders foreclose on the pledged shares, the lenders may not effect a transfer, sale or disposition of any pledged shares of our Class A Common Stock unless NAI and its affiliates beneficially own 50% or less of our Class A Common Stock then outstanding or such shares have first been converted into our Class B Common Stock. A sale of the pledged shares could adversely affect our Common Stock share price. In addition, there can be no assurance that at some future time NAI will not sell or pledge additional shares of our Common Stock, which could adversely affect our Common Stock share price.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our significant physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S. and around the world for our businesses. We consider our properties adequate for our present needs.

•Our global headquarters is located at 1515 Broadway, New York, New York, where we lease approximately 1.6 million square feet for executive, administrative and business offices, and production space for the Company and certain of our operating divisions. The lease runs through 2031, with two renewal options based on market rates at the time of renewal for ten years each.

•We occupy approximately 284,000 square feet of office and administrative space at 51 West 52nd Street, New York, New York under a lease expiring in 2023 for the majority of the space and in 2024 for the remainder of the space.

TV Entertainment

•We own the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office, studio and production space.

•At the Radford Studio Lot in Studio City, California (formerly known as the CBS Studio Center), we occupy (i) approximately 125,000 square feet of office, studio and production space for the operations of KCAL-TV, KCBS-TV and the CBS News Bureau under a lease expiring in 2031 and (ii) approximately 150,000 square feet of office and administrative space under a lease expiring in December 2022.

•We occupy approximately 330,000 square feet of office and production space at 555 West 57th Street, New York, New York, under a lease expiring in 2023.

Cable Networks

•We occupy approximately 281,000 square feet of office and production space at 345 Hudson Street, New York, New York, under a lease expiring in October 2022.

•We occupy approximately 210,000 square feet of office and production space at 1575 North Gower Street, Los Angeles, California, under a lease expiring in 2028.

•We own and occupy our Cloud Control Center and Network Operations Center, both located in Hauppauge, New York, containing, in the aggregate, approximately 170,000 square feet of floor space on approximately 22 acres of land.

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

•Telefe occupies approximately 375,000 square feet at its owned and leased facilities in Buenos Aires, Argentina, for the purposes of office, studio and production spaces, transmission facilities and other ancillary uses.

•Chilevisión occupies approximately 187,098 square feet of leased space in Santiago, Chile, for the purposes of offices, technical areas, warehouses and other ancillary uses.

•VCNI occupies approximately 140,000 square feet of office, studio and production space at its owned and leased Hawley Crescent facilities in London.

•Network 10 leases approximately 118,000 square feet of office, studio, production and storage space at 1 Saunders Street, Pyrmont, New South Wales, Australia, under a lease expiring in 2033.

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
Our voting Class A Common Stock and non-voting Class B Common Stock are listed and traded on The Nasdaq Stock Market LLC under the symbols “VIACA” and “VIAC,” respectively.

We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2021 and 2020. During each of the years ended December 31, 2021 and 2020, we declared total per share dividends of $.96, resulting in total annual dividends of $625 million and $601 million, respectively. On December 19, 2019, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million. Prior to Viacom Inc. (“Viacom”) merging with and into CBS Corporation (“CBS”) (the “Merger”), Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019. During the first three quarters of 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. During the first three quarters of 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million.

During each of the third and fourth quarters of 2021, we declared quarterly cash dividends of $1.4375 per share on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). During the second quarter of 2021, we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $44.2 million during the year ended December 31, 2021.

On February 10, 2022, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, payable on April 1, 2022.  We currently expect to continue to pay a regular cash dividend to our common stockholders. At the same time, we also declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, payable on April 1, 2022.

In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the fourth quarter of 2021, we did not purchase any shares of our common stock. Our publicly announced share repurchase program had remaining authorization of $2.36 billion at December 31, 2021.

As of February 10, 2022, there were approximately 2,007 record holders of our Class A Common Stock and approximately 28,121 record holders of our Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media and Entertainment Index”).

The performance graph assumes $100 invested on December 31, 2016 in each of our Class A and Class B Common Stock, the S&P 500, and the S&P 500 Media and Entertainment Index, including reinvestment of dividends, through the calendar year ended December 31, 2021.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2021

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
2016
2017
2018
2019
2020
2021
Class A Common Stock
Class B Common Stock
S&P 500
S&P 500 Media & Entertainment Index

December 31,	2016	2017	2018	2019	2020	2021
Class A Common Stock	$100	$93	$69	$72	$63	$57
Class B Common Stock	$100	$94	$70	$69	$64	$53
S&P 500	$100	$122	$116	$153	$181	$233
S&P 500 Media & Entertainment Index	$100	$107	$95	$127	$167	$211

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of ViacomCBS Inc. should be read in conjunction with the consolidated financial statements and related notes. References in this document to “ViacomCBS,” the “Company,” “we,” “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires. Effective February 16, 2022, we are changing our name to Paramount Global.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the years ended December 31, 2021 and 2020, including a comparison of 2021 to 2020. Analysis of our results on a consolidated basis for the year ended December 31, 2019, including a comparison of 2020 to 2019, is included in our Annual Report on Form 10-K for the year ended December 31, 2020.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the years ended December 31, 2021 and 2020, including a comparison of 2021 to 2020. Analysis of our results on a reportable segment basis for the year ended December 31, 2019, including a comparison of 2020 to 2019, is included in our Annual Report on Form 10-K for the year ended December 31, 2020.
•Liquidity and Capital Resources—Discussions of our cash flows, including sources and uses of cash, for the years ended December 31, 2021 and 2020, and our outstanding debt. Discussion of our cash flows for the year ended December 31, 2019 is included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Overview
Operational Highlights 2021 vs. 2020

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
GAAP:
Revenues	$28,586	$25,285	$3,301	13%
Operating income	$6,297	$4,139	$2,158	52%
Net earnings from continuing operations attributable to ViacomCBS	$4,381	$2,305	$2,076	90%
Diluted EPS from continuing operations attributable to ViacomCBS	$6.69	$3.73	$2.96	79%

Non-GAAP: (a)
Adjusted OIBDA	$4,444	$5,132	$(688)	(13)%
Adjusted net earnings from continuing operations attributable to ViacomCBS	$2,292	$2,595	$(303)	(12)%
Adjusted diluted EPS from continuing operations attributable to ViacomCBS	$3.48	$4.20	$(.72)	(17)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For 2021, revenues increased 13% to $28.59 billion from $25.29 billion in 2020, reflecting growth in all revenue streams. The increase was led by 64% higher streaming revenues, with growth across our streaming services, and an 11% increase in advertising revenues. The advertising revenue growth is principally the result of CBS’ broadcasts of Super Bowl LV and NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”) games, which contributed 9-percentage points of the increase and for which there were no comparable broadcasts on CBS in 2020. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and the 2020 NCAA Tournament was cancelled as a result of the coronavirus pandemic (“COVID-19”). Affiliate revenues grew 5%, driven by expanded distribution for our domestic cable networks and growth in fees received from television stations affiliated with the CBS Television Network (“reverse compensation”). Licensing and other revenues also increased 5%, primarily reflecting a higher volume of licensing, including from the timing of program availabilities, partially offset by the benefit to the prior year from the licensing of the domestic streaming rights to South Park. Theatrical revenues were up 34%, as a result of a higher number of theatrical releases in 2021, reflecting the impact on 2020 from the closure or reduced capacity of movie theaters in response to COVID-19.

Operating income for 2021 increased 52% to $6.30 billion from $4.14 billion in 2020. This comparison was impacted by items identified as affecting comparability, including gains on sales in 2021 of $2.34 billion, principally reflecting gains on real estate sales of $2.23 billion; a gain on sale of $214 million in 2020; restructuring charges in each period; and in 2020, costs for other corporate matters, programming charges and impairment charges. Adjusted OIBDA decreased 13%, as revenue growth was more than offset by higher costs, principally from an increased investment in our streaming services, the timing of production as the prior year was impacted by shutdowns as a result of COVID-19, and the broadcast of noncomparable sporting events in 2021.

For 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 90% and 79%, respectively, from 2020. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items impacting operating income, and in each period, a loss on extinguishment of debt, gains from investments, and discrete tax items. Adjusted net earnings

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

from continuing operations attributable to ViacomCBS and adjusted diluted EPS decreased 12% and 17%, respectively, reflecting lower Adjusted OIBDA partially offset by the impact in the prior year from the noncontrolling interest’s share of profit from the licensing of South Park. Additionally, diluted EPS and adjusted diluted EPS for 2021 were each impacted by the 2021 stock issuances discussed below, which negatively impacted reported diluted EPS by $.26 and adjusted diluted EPS by $.16.

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

Reconciliation of Non-GAAP Measures
Results for the years ended December 31, 2021 and 2020 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to ViacomCBS, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

Year Ended December 31,	2021	2020
Operating income (GAAP)	$6,297	$4,139
Depreciation and amortization (a)	390	430
Restructuring and other corporate matters (b)	100	618
Programming charges (b)	—	159
Net gain on sales (b)	(2,343)	(214)
Adjusted OIBDA (Non-GAAP)	$4,444	$5,132
(a) 2020 includes an impairment charge for FCC licenses of $25 million and accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the merger of Viacom Inc. with and into CBS Corporation (the “Merger”).
(b) See notes on the following tables for additional information on items affecting comparability.

	Year Ended December 31, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$5,206	$(646)	$4,381	$6.69
Items affecting comparability:
Restructuring and other corporate matters (a)	100	(25)	75	.11
Net gain on sales (b)	(2,343)	592	(1,751)	(2.67)
Gains from investments (c)	(47)	11	(36)	(.05)
Loss on extinguishment of debt	128	(30)	98	.15
Pension settlement charge (d)	10	(2)	8	.01
Discrete tax items (e)	—	(517)	(517)	(.79)
Impairment of equity-method investment, net of tax	—	—	34	.05
Impact of antidilution of Mandatory Convertible Preferred Stock (f)	—	—	—	(.02)
Adjusted (Non-GAAP)	$3,054	$(617)	$2,292	$3.48
(a) Reflects severance costs associated with changes in management at certain of our businesses and the impairment of lease assets in connection with cost transformation initiatives related to the Merger.
(b) Primarily reflects gains on the sales of CBS Studio Center, 51 West 52nd Street, an office tower that was formerly the headquarters of CBS (“51 West 52nd Street”), and a noncore trademark licensing operation.
(c) Primarily reflects a gain of $37 million on the sale of an investment and a gain of $9 million from an increase in the fair value of an investment that was sold during the third quarter of 2021.
(d) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
(e) Primarily reflects a benefit of $260 million to remeasure our United Kingdom (“U.K.”) net deferred income tax asset as a result of the enactment of an increase in the U.K. corporate income tax rate from 19% to 25% beginning April 1, 2023, a benefit of $229 million from the recognition of a capital loss associated with a change in the tax entity classification of a foreign subsidiary, as well as a net tax benefit in connection with the settlement of income tax audits.
(f) The weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations were 655 million and in the calculation of adjusted diluted EPS from continuing operations were 646 million. These amounts differ because adjusted diluted EPS excludes the effect of the assumed conversion of our Mandatory Convertible Preferred Stock into shares of common stock since the impact would have been antidilutive. As a result, in the calculation of adjusted diluted EPS, the weighted average number of diluted shares outstanding does not include the assumed issuance of shares upon conversion of preferred stock, and preferred stock dividends recorded during the year ended December 31, 2021 of $44 million are deducted from net earnings from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to ViacomCBS	Diluted EPS from Continuing Operations
Reported (GAAP)	$3,147	$(535)	$2,305	$3.73
Items affecting comparability:
Restructuring and other corporate matters (a)	618	(133)	485	.79
Impairment charge (b)	25	(6)	19	.03
Depreciation of abandoned technology (c)	12	(3)	9	.01
Programming charges (d)	159	(39)	120	.20
Gain on sales (e)	(214)	31	(183)	(.30)
Net gains from investments (f)	(206)	50	(156)	(.25)
Loss on extinguishment of debt	126	(29)	97	.16
Discrete tax items (g)	—	(110)	(110)	(.18)
Impairment of equity-method investment, net of tax	—	—	9	.01
Adjusted (Non-GAAP)	$3,667	$(774)	$2,595	$4.20
(a) Reflects severance, exit costs and other costs related to the Merger and a charge to write down property and equipment that was classified as held for sale.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their fair values.
(c) Reflects accelerated depreciation for technology that was abandoned in connection with synergy plans related to the Merger.
(d) Primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.
(e) Reflects a gain on the sale of CNET Media Group (“CMG”).
(f) Primarily reflects an increase in the value of our investment in fuboTV, Inc. (“fuboTV”), which was sold in the fourth quarter of 2020.
(g) Primarily reflects a benefit from the remeasurement of our U.K. net deferred income tax asset as a result of an increase in the U.K. corporate income tax rate from 17% to 19% enacted during the third quarter of 2020.
Consolidated Results of Operations - 2021 vs. 2020
Revenues
Beginning in the first quarter of 2021, we changed the categories we use to disaggregate revenues to include streaming revenues in order to align with management’s increased focus on this revenue stream. Streaming revenues are comprised of streaming advertising and streaming subscription revenues. Streaming advertising revenues are earned from advertisements on our pay and free streaming services, including Paramount+ and Pluto TV, and from digital video advertisements on our websites and in our video content on third-party platforms (“other digital video platforms”). Streaming subscription revenues include fees for our pay streaming services, including Paramount+, Showtime Networks’ premium subscription streaming service (“Showtime OTT”), BET+ and Noggin, as well as premium subscriptions to access certain video content on our websites. Accordingly, our advertising and affiliate revenue categories exclude revenues earned by our streaming services and on other digital video platforms. The prior year has been reclassified to conform to this presentation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2021	Revenues	2020	Revenues	$	%
Advertising (a)	$9,267	32%	$8,333	33%	$934	11%
Affiliate (b)	8,394	29	8,023	32	371	5
Streaming	4,193	15	2,561	10	1,632	64
Theatrical	241	1	180	1	61	34
Licensing and other	6,491	23	6,188	24	303	5
Total Revenues	$28,586	100%	$25,285	100%	$3,301	13%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks and television stations. For 2021, the 11% increase in advertising revenues was driven by the benefit in 2021 from CBS’ broadcasts of Super Bowl LV and NCAA Tournament games for which there were no comparable broadcasts on CBS in 2020, and an improved advertising market, driven by higher pricing and demand, compared with 2020, which was negatively impacted by COVID-19. We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis with other networks, including in 2021. Additionally, while we share the games in the preceding rounds of the NCAA Tournament with Turner Broadcasting System, Inc. (“Turner”) each year, COVID-19 caused the cancellation of the NCAA Tournament in 2020. These noncomparable sporting events contributed 9-percentage points of the advertising revenue increase for 2021. The above-mentioned increases were partially offset by lower linear impressions for our domestic networks; lower political advertising sales, reflecting the benefit to 2020 from the U.S. Presidential election; and the absence of CMG as a result of its sale in the fourth quarter of 2020, which negatively impacted the comparison by 1-percentage point.

In March 2021, we reached an agreement with the National Football League (“NFL”) to extend our rights to broadcast American Football Conference (AFC) regular season and post-season games, which include wildcard, divisional playoff and championship games, on the CBS Television Network and to stream these games live on Paramount+. The contract begins with the 2023 season and extends through the 2033 season, and includes the rights to the Super Bowl in 2024, 2028 and 2032, as well as certain expanded rights across our networks and platforms. The NFL has a one-time right to terminate the agreement after the 2029 season.

In 2022, the advertising revenue comparison will be negatively impacted by the absence of the Super Bowl and semi-finals and championship games of the NCAA Tournament, which will be carried by other networks, reflecting the above-mentioned rotational nature of the rights to broadcast these tentpole sporting events. However, comparability in 2022 will benefit from higher political advertising revenues, mainly in the second half of the year, driven by mid-term elections.

Affiliate
Affiliate revenues are principally comprised of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs” or “vMVPDs”) for carriage of our cable networks (“cable affiliate fees”), reverse compensation, and fees for authorizing the MVPDs’ and vMVPDs’ carriage of our owned television stations (“retransmission fees”). For 2021, affiliate revenues increased 5% as a result of growth in reverse compensation and retransmission fee revenues; and higher cable affiliate fees, reflecting the benefit from the launch of our basic cable networks in June 2020 and April 2021 on two vMVPDs,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

rate increases, and revenues from pay-per-view boxing events, partially offset by the impact of subscriber declines.

Streaming

Streaming Revenues by Type			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Advertising	$2,145	$1,418	$727	51%
Subscription	2,048	1,143	905	79
Total Streaming Revenues	$4,193	$2,561	$1,632	64%
For 2021, streaming advertising revenues grew 51% driven by higher advertising on our streaming services, Pluto TV and Paramount+, as well as growth on our other digital video platforms. Global monthly active users (“MAUs”), which reflect the number of unique devices interacting with the Pluto TV service in a calendar month, increased 21.3 million to 64.4 million for December 2021 from 43.1 million for December 2020.

Streaming subscription revenues increased 79% reflecting subscriber growth, which was led by Paramount+, which benefited from film releases, including A Quiet Place Part II and PAW Patrol: The Movie; new original scripted dramas, including 1883 and Mayor of Kingstown; NFL games; and launches in international markets. Revenue growth also benefited from subscriber increases for Showtime OTT and BET+. Global streaming subscribers increased 26.2 million to 56.1 million at December 31, 2021 from 29.9 million at December 31, 2020. Global streaming subscribers include customers with access to our domestic or international streaming services, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial, and subscribers are considered unique to each of our services, whether offered individually or as part of a bundle.

Theatrical
Theatrical revenues are principally earned from the worldwide theatrical distribution of films through audience ticket sales. For 2021, the 34% increase in theatrical revenues reflects the benefit from current year releases including A Quiet Place Part II and PAW Patrol: The Movie, while the prior year was impacted by the closure or reduced capacity of movie theaters in response to COVID-19, following the release of Sonic the Hedgehog in the first quarter of 2020, and throughout the remainder of the year.

Licensing and Other
Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced for third parties; home entertainment revenues, which include revenues from the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services, and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; fees from the distribution of third-party programming; and revenues from the rental of production facilities. For 2021, licensing and other revenues increased 5%, reflecting a higher volume of licensing, including from the timing of program availabilities as a result of production shutdowns in 2020 because of COVID-19, and increased licensing for consumer products. These increases were partially offset by the benefit to the prior year from the licensing of the domestic streaming rights to South Park.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2021	Expenses	2020	Expenses	$	%
Production and programming	$12,672	71%	$10,204	68%	$2,468	24%
Participations and residuals	2,031	12	1,729	12	302	17
Programming charges	—	—	159	1	(159)	n/m
Distribution and other	3,041	17	2,900	19	141	5
Total Operating Expenses	$17,744	100%	$14,992	100%	$2,752	18%
n/m - not meaningful
Production and Programming
Production and programming expenses reflect the amortization of costs of internally-produced television and theatrical film content; amortization of acquired program rights; and other television production costs, including on-air talent. For 2021, the increase of 24% was primarily a result of an increased investment in content for our streaming services; the timing of production, as the prior year was impacted by shutdowns as a result of COVID-19; and higher sports programming costs, principally associated with noncomparable sporting events.

Participations and Residuals
Participation and residual costs primarily include expenses relating to amounts owed to talent and other participants in our content pursuant to contractual and collective bargaining arrangements. For 2021, participation and residual costs increased 17% primarily as a result of the increase in licensing revenues in 2021 as well as the mix of titles licensed in each year.

Programming Charges
During 2020, we recorded programming charges of $159 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to COVID-19.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including print and advertising for theatrical releases and costs paid to third-party distributors; compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; and other ancillary and overhead costs associated with our operations. For 2021, the 5% increase was a result of cost increases associated with the growth of our streaming services.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Selling, general and administrative expenses	$6,398	$5,320	$1,078	20%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. The 20% increase in SG&A expenses was driven by advertising, marketing and other cost increases to support the growth

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

and expansion of our streaming services, including the launch of Paramount+. The increase also reflects higher advertising and marketing costs to promote the increased level of original programming in 2021.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Depreciation and amortization	$390	$430	$(40)	(9)%
Depreciation and amortization expense reflects depreciation of fixed assets, including transponders and equipment under finance leases, amortization of finite-lived intangible assets, and impairment of fixed and intangible assets, when applicable. For 2020, amortization expense included an impairment charge of $25 million in the TV Entertainment segment to write down the carrying values of FCC licenses in two markets to their fair values and accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger.

Restructuring and Other Corporate Matters
During the years ended December 31, 2021 and 2020, we recorded the following costs associated with restructuring and other corporate matters.

Year Ended December 31,	2021	2020
Severance	$65	$472
Exit costs and other	35	70
Restructuring charges	100	542
Merger-related costs	—	56
Other corporate matters	—	20
Restructuring and other corporate matters	$100	$618
During the year ended December 31, 2021, we recorded restructuring charges of $100 million. These charges include $65 million of severance costs, including the accelerated vesting of stock-based compensation, primarily associated with changes in management at certain of our businesses. The charges also include $35 million for the impairment of lease assets that we determined we will not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the Merger. The impairment is the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

During the year ended December 31, 2020, we recorded restructuring charges of $542 million, associated with cost-transformation initiatives in connection with the Merger in an effort to reduce redundancies across our businesses. These charges consisted of severance costs, including the accelerated vesting of stock-based compensation, as well as costs resulting from the termination of contractual obligations and charges associated with the exit of leases. In addition, in 2020 we incurred costs of $56 million in connection with the Merger, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses. We also incurred costs of $5 million for professional fees associated with dispositions and other corporate matters, and we recorded a charge of $15 million to write down property and equipment, which was classified as held for sale in 2020, to its fair value less costs to sell.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Gain on Sales
During 2021, we completed the sale of 51 West 52nd Street to Harbor Group International, LLC, for $760 million. This transaction resulted in a pre-tax gain during the fourth quarter of 2021 of $523 million.

Also in 2021, we completed the sale of CBS Studio Center to Hackman Capital Partners, LLC and Square Mile Capital Management, LLC for $1.85 billion. This transaction resulted in a pre-tax gain during the fourth quarter of 2021 of $1.70 billion.

In addition, during 2021 we recognized a pre-tax net gain of $117 million, principally relating to the sale of a noncore trademark licensing operation.

In 2020, we completed the sale of CMG to Red Ventures for $484 million. This transaction resulted in a pre-tax gain of $214 million.

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Interest expense	$(986)	$(1,031)	$(45)	(4)%
Interest income	$53	$60	$(7)	(12)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of December 31, 2021 and 2020:

		Weighted Average		Weighted Average
At December 31,	2021	Interest Rate	2020	Interest Rate
Total long-term debt	$17,658	4.93%	$19,612	4.80%
Other bank borrowings	$35	3.50%	$95	3.50%
Net Gains from Investments

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Net gains from investments	$47	$206	$(159)	(77)%
For 2021, net gains from investments primarily include a gain of $37 million on the sale of an investment and a gain of $9 million from an increase in the fair value of a marketable security that was sold during the third quarter of 2021. For 2020, net gains from investments primarily reflect an increase of $213 million in the fair value of our investment in fuboTV, which was sold in the fourth quarter of 2020.

Loss on Extinguishment of Debt
For 2021 and 2020, we recorded losses on extinguishment of debt of $128 million and $126 million, respectively, associated with the early redemption of long-term debt of $1.99 billion for 2021 and $2.77 billion for 2020.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2021	2020
Pension and postretirement benefit costs	$(43)	$(69)
Foreign exchange losses	(26)	(35)
Pension settlement charge (a)	(10)	—
Other	2	3
Other items, net	$(77)	$(101)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For 2021, we recorded a provision for income taxes of $646 million, reflecting an effective income tax rate of 12.4%. Included in the provision for income taxes was a discrete tax benefit of $517 million, which includes a benefit of $260 million to remeasure our U.K. net deferred income tax asset as a result of the enactment during the second quarter of an increase in the U.K. corporate income tax rate from 19% to 25% beginning April 1, 2023, a benefit of $229 million from the recognition of a capital loss associated with a change in the tax entity classification of a foreign subsidiary, as well as a net tax benefit in connection with the settlement of income tax audits. The discrete tax benefit of $517 million, together with a net tax provision of $546 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, which principally include net gains on sales, reduced our effective income tax rate by 7.8 percentage points.

For 2020, we recorded a provision for income taxes of $535 million, reflecting an effective income tax rate of 17.0%. Included in the provision for income taxes was a discrete tax benefit of $110 million, primarily consisting of a benefit of $100 million to remeasure our U.K. net deferred income tax asset as a result of an increase in the U.K. corporate income tax rate from 17% to 19% enacted during the third quarter of 2020, as well as a tax benefit of $13 million realized in connection with the preparation of the 2019 tax returns. These items, together with a net tax benefit of $129 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, including restructuring and other corporate matters, programming charges, loss on extinguishment of debt and net gains from investments, reduced our effective income tax rate by 4.1 percentage points.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Equity in loss of investee companies	$(140)	$(47)	$(93)	(198)%
Tax benefit	49	19	30	158
Equity in loss of investee companies, net of tax	$(91)	$(28)	$(63)	(225)%
For 2021 and 2020, equity in loss of investee companies, net of tax includes impairment charges of $34 million and $9 million, respectively, relating to television joint ventures.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings Attributable to Noncontrolling Interests

Year Ended December 31,	2021	2020
Net earnings attributable to noncontrolling interests	$(88)	$(279)
For 2020, net earnings attributable to noncontrolling interests primarily reflects our joint venture partners’ share of profit from the licensing of the domestic streaming rights to South Park to a streaming service.

Net Earnings from Continuing Operations Attributable to ViacomCBS and Diluted EPS from Continuing Operations Attributable to ViacomCBS

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Net earnings from continuing operations attributable to ViacomCBS	$4,381	$2,305	$2,076	90%
Diluted EPS from continuing operations attributable to ViacomCBS	$6.69	$3.73	$2.96	79%
For 2021, net earnings from continuing operations attributable to ViacomCBS and diluted EPS from continuing operations increased 90% and 79%, respectively, primarily driven by the above-mentioned gains on sales of $1.75 billion, net of tax, and higher discrete tax benefits in 2021. The diluted EPS comparison also includes the effect of higher weighted average shares outstanding as a result of stock issuances in the first quarter of 2021, which negatively impacted EPS for 2021 by $.26.

Net Earnings from Discontinued Operations, Net of Tax
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House LLC (“Penguin Random House”), a wholly owned subsidiary of Bertelsmann SE & Co. KGaA (see Legal Matters). Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented.

The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2021 and 2020.

Year Ended December 31, 2021	Simon & Schuster	Other (a)	Total
Revenues	$993	$—	$993
Costs and expenses:
Operating	618	(16)	602
Selling, general and administrative	158	—	158
Depreciation and amortization	3	—	3
Restructuring charges	1	—	1
Total costs and expenses	780	(16)	764
Operating income	213	16	229
Other items, net	(10)	—	(10)
Earnings from discontinued operations	203	16	219
Income tax provision	(46)	(11)	(57)
Net earnings from discontinued operations, net of tax	$157	$5	$162

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2020	Simon & Schuster	Other (a)	Total
Revenues	$901	$—	$901
Costs and expenses:
Operating	573	(19)	554
Selling, general and administrative	172	—	172
Depreciation and amortization	5	—	5
Restructuring charges	10	—	10
Total costs and expenses	760	(19)	741
Operating income	141	19	160
Other items, net	(5)	—	(5)
Earnings from discontinued operations	136	19	155
Income tax provision	(34)	(4)	(38)
Net earnings from discontinued operations, net of tax	$102	$15	$117
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc.

Segments
In 2021, we operated through the following three segments:

TV ENTERTAINMENT: TV Entertainment consisted of the CBS Television Network, our domestic broadcast network; CBS Studios and CBS Media Ventures, the segment’s television production and syndication operations; CBS Sports Network, CBS Sports’ 24-hour cable channel; CBS Stations, our owned broadcast television stations; and a number of streaming services, including our direct-to-consumer streaming service, Paramount+ (in the United States) and several CBS-branded streaming services, including CBS News Streaming and CBS Sports HQ. TV Entertainment’s revenues were generated primarily from advertising; affiliate revenues, comprised of reverse compensation and retransmission fees; streaming revenues, principally comprised of advertising and subscription revenues generated by the segment’s streaming services and from digital video advertisements on our websites and in our video content on third-party platforms; and the licensing and distribution of content.

CABLE NETWORKS: Cable Networks consisted of a portfolio of premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian Channel; a number of direct-to-consumer streaming services, including Pluto TV, our free advertising-supported streaming television service, Showtime OTT, Noggin, and BET+; and ViacomCBS Networks International, which operates international extensions of Paramount+, Pluto TV and our Cable Networks brands and services, our international free-to-air networks (including Network 10, Channel 5 and Telefe) and ViacomCBS International Studios. Cable Networks’ revenues were generated primarily from affiliate revenues, comprised of fees from MVPDs and vMVPDs for carriage of our cable networks; advertising; streaming revenues, principally comprised of advertising and subscription revenues generated by the segment’s streaming services and from digital video advertisements on our websites and in our video content on third-party platforms; and the licensing of our content and other rights.

FILMED ENTERTAINMENT: Filmed Entertainment consisted of Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios, and Miramax. Filmed Entertainment’s revenues were generated primarily from the release or distribution of films theatrically; transactional home entertainment; the licensing of film and television product to streaming services, including Paramount+, broadcast and cable networks, and other digital services; and other ancillary activities.

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

Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Accordingly, beginning in the first quarter of 2022, we will report results based on the following segments:

TV MEDIA: TV Media consists of our historical TV Entertainment and Cable Networks segments, except that it no longer includes their corresponding direct-to-consumer streaming services (now part of our Direct-to-Consumer segment) and Nickelodeon Studio (now part of our Filmed Entertainment segment), and now includes Paramount Television Studios (formerly part of our historical Filmed Entertainment segment).

DIRECT-TO-CONSUMER: Direct-to-Consumer consists of our portfolio of free, premium and pay streaming services, including Paramount+, Pluto TV, Showtime OTT, BET+ and Noggin.

FILMED ENTERTAINMENT: Filmed Entertainment consists of our historical Filmed Entertainment segment, except that it no longer includes Paramount Television Studios (now part of our TV Media segment), and now includes Nickelodeon Studio (formerly part of our historical Cable Networks segment).

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

Segment Results of Operations - 2021 vs. 2020

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2021	Revenues	2020	Revenues	$	%
Revenues:
TV Entertainment	$12,931	45%	$10,700	42%	$2,231	21%
Cable Networks	14,200	50	12,589	50	1,611	13
Filmed Entertainment	3,070	11	2,562	10	508	20
Eliminations	(1,615)	(6)	(566)	(2)	(1,049)	(185)
Total Revenues	$28,586	100%	$25,285	100%	$3,301	13%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Adjusted OIBDA:
TV Entertainment	$1,083	$1,857	$(774)	(42)%
Cable Networks	3,747	3,746	1	—
Filmed Entertainment	368	215	153	71
Corporate/Eliminations	(582)	(500)	(82)	(16)
Stock-based compensation	(172)	(186)	14	8
Total Adjusted OIBDA	4,444	5,132	(688)	(13)
Depreciation and amortization	(390)	(430)	40	9
Restructuring and other corporate matters	(100)	(618)	518	84
Programming charges	—	(159)	159	n/m
Net gain on sales	2,343	214	2,129	n/m
Total Operating Income	$6,297	$4,139	$2,158	52%
n/m - not meaningful

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Depreciation and Amortization:
TV Entertainment	$126	$162	$(36)	(22)%
Cable Networks	191	205	(14)	(7)
Filmed Entertainment	38	36	2	6
Corporate	35	27	8	30
Total Depreciation and Amortization	$390	$430	$(40)	(9)%
TV Entertainment

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Advertising (a)	$5,377	$4,639	$738	16%
Affiliate (b)	2,803	2,614	189	7
Streaming	1,551	911	640	70
Licensing and other	3,200	2,536	664	26
Revenues	$12,931	$10,700	$2,231	21%

Adjusted OIBDA	$1,083	$1,857	$(774)	(42)%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For 2021, revenues increased 21%, reflecting growth across all revenue streams, led by increased advertising revenues, including from CBS’ broadcasts of tentpole sporting events for which there were no comparable broadcasts in 2020, higher licensing revenues and growth at Paramount+.
Advertising
The 16% increase in advertising revenues was driven by CBS’ broadcasts in 2021 of sporting events for which there were no comparable broadcasts in the prior year, including Super Bowl LV and NCAA Tournament games.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis with other networks, including in 2021. Additionally, while we share the games in the preceding rounds of the NCAA Tournament with Turner each year, COVID-19 caused the cancellation of the NCAA Tournament in 2020. The increase also reflects an improved advertising market, driven by higher pricing and demand, compared with 2020, which was negatively impacted by COVID-19, and a higher level of original programming broadcast in 2021. These increases were partially offset by lower ratings for the CBS Television Network, lower political advertising and a 2-percentage point unfavorable impact from the absence of advertising revenues from CMG, which was sold during the fourth quarter of 2020.

In 2022, the advertising revenue comparison will be negatively impacted by the absence of the Super Bowl and semi-finals and championship games of the NCAA Tournament, which will be carried by other networks, reflecting the above-mentioned rotational nature of the rights to broadcast tentpole sporting events. However, comparability in 2022 will benefit from higher political advertising revenues, mainly in the second half of the year, driven by mid-term elections.

Affiliate
Affiliate revenues increased 7%, as a result of growth in reverse compensation and retransmission fee revenues.

Streaming
Streaming revenues increased 70%, primarily reflecting subscriber growth at Paramount+, as well as advertising growth from Paramount+ and other digital video platforms.

Licensing and Other
Licensing and other revenues increased 26%, driven by the timing of program availabilities, primarily from the impact of production shutdowns in 2020 due to COVID-19, and a higher volume of domestic licensing, including the benefit from current year licensing arrangements for NCIS, Bull and several library titles. The increase also reflects higher licensing to Cable Networks, driven by licensing to Pluto TV and to Paramount+ internationally. The increase was partially offset by the absence of ancillary revenues from CMG.

Adjusted OIBDA
Adjusted OIBDA decreased 42% primarily reflecting our increased investment in Paramount+, including higher content and marketing costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cable Networks

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Advertising (a)	$3,907	$3,721	$186	5%
Affiliate (b)	5,591	5,409	182	3
Streaming	2,642	1,650	992	60
Licensing and other	2,060	1,809	251	14
Revenues	$14,200	$12,589	$1,611	13%

Adjusted OIBDA	$3,747	$3,746	$1	—%
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Revenues
For 2021, revenues increased 13%, reflecting growth across all revenue streams, led by higher streaming revenues.

Advertising
The 5% increase in advertising revenues was driven by higher international advertising, reflecting an improved advertising market, which benefited from the comparison against the impact in 2020 from COVID-19, the acquisition in 2021 of Chilevisión, and the impact of foreign exchange rate changes. Taken together, the acquisition and foreign exchange rate changes contributed 2-percentage points of the growth in total advertising revenue. Domestic advertising also benefited from an improved advertising market, reflecting higher pricing and demand, but declined compared with the prior year as a result of lower linear impressions for our cable networks.

Affiliate
The 3% growth in affiliate revenues was primarily driven by the benefit from the launch of our basic cable networks in June 2020 and April 2021 on two vMVPDs, increases in rates, and revenues from pay-per-view boxing events, partially offset by the impact from subscriber declines.

Streaming
The 60% increase in streaming revenues was driven by advertising revenue growth from our free streaming service, Pluto TV, and other digital video platforms, as well as growth in subscribers for our subscription streaming services. Subscriber growth was driven by Showtime OTT, BET+ and our international streaming services, including the benefit from the launch of Paramount+ in several international markets.

Licensing and Other
The 14% increase in licensing and other revenues was driven by higher revenues from the licensing of programming to streaming services, primarily Paramount+, and for consumer products, partially offset by the domestic licensing of South Park in the prior year.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA remained substantially flat as growth from advertising, affiliate, and streaming revenues was offset by higher content and marketing costs and lower profits from content licensing, reflecting the mix of titles licensed in each year.
Filmed Entertainment

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Theatrical	$241	$180	$61	34%
Licensing and other	2,829	2,382	447	19
Revenues	$3,070	$2,562	$508	20%

Adjusted OIBDA	$368	$215	$153	71%
Revenues
For 2021, revenues increased 20% reflecting growth in licensing revenues and theatrical revenues.

Theatrical
The 34% increase in theatrical revenues reflects the benefit from current year releases including A Quiet Place Part II and PAW Patrol: The Movie while the prior year was impacted by the closure or reduced capacity of movie theaters in response to COVID-19, following the release of Sonic the Hedgehog in the first quarter of 2020, and throughout the remainder of the year.

Licensing and Other
The 19% increase in licensing and other revenues was driven by the licensing of current year releases, including Coming 2 America, Tom Clancy’s Without Remorse and Halloween Kills to third parties, and Infinite, The SpongeBob Movie: Sponge on the Run and Rumble to Paramount+, while licensing in the prior year was impacted by the above-mentioned impact from COVID-19.

Adjusted OIBDA
Adjusted OIBDA increased 71%, primarily the result of higher profits associated with the licensing of films.
Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and distribution to other platforms.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes, and pension funding obligations. Our

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

investing and financing spending includes capital expenditures, investments and acquisitions, share repurchases, dividends and principal payments on our outstanding indebtedness. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for short-term and long-term obligations, including our long-term debt obligations (see Note 10), as well as our long term operating commitments, including for programming and talent (see Note 20) and lease obligations (see Note 11), will come primarily from cash flows from operating activities, proceeds from non-core asset sales, including the planned sale of Simon & Schuster described below, as well as our ability to refinance our debt. We also increased our liquidity position with the proceeds from our first quarter 2021 stock offerings described below, and the fourth quarter sales of 51 West 52nd Street for $760 million, and CBS Studio Center for $1.85 billion. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to lower our interest expense, which could result in a charge from the early extinguishment of debt.

During 2020, we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, and expect to use proceeds from the sale to invest in our strategic growth priorities, including in streaming, as well as to fund dividends and pay down debt. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons (see Legal Matters).

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2021, we had $2.36 billion of remaining availability under our share repurchase program. Any share repurchases under the program are expected to be funded by cash flows from operations and, as appropriate, with short-term borrowings, including commercial paper, and/or the issuance of long-term debt.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

			Increase/ (Decrease)
Year Ended December 31,	2021	2020	2021 vs. 2020
Net cash flow provided by operating activities from:
Continuing operations	$835	$2,215	$(1,380)
Discontinued operations	118	79	39
Net cash flow provided by operating activities	953	2,294	(1,341)
Net cash flow provided by (used for) investing activities from:
Continuing operations	2,402	63	2,339
Discontinued operations	(7)	(7)	—
Net cash flow provided by investing activities	2,395	56	2,339
Net cash flow used for financing activities	(152)	(90)	(62)
Effect of exchange rate changes on cash and cash equivalents	(48)	25	(73)
Net increase in cash, cash equivalents and restricted cash	$3,148	$2,285	$863
Operating Activities.  The decrease in cash flow provided by operating activities from continuing operations was mainly driven by increased investment in our streaming services, including spending for content, advertising and marketing, and a higher level of production in 2021 as a result of production shutdowns in 2020 due to COVID-19. The decrease was partially offset by higher collections and lower payments for restructuring, merger-related costs and costs to achieve synergies, as well as lower payments for income taxes. Payments for restructuring, merger-related costs and costs to achieve synergies included in cash flow provided by operating activities were $294 million and $584 million for 2021 and 2020, respectively.

Cash paid for income taxes from continuing operations decreased to $291 million for 2021 from $411 million for 2020 primarily due to a higher volume of production incentives received, lower adjusted earnings from continuing operations before income taxes and a higher deduction associated with the exercise and vesting of stock-based compensation, partially offset by higher tax payments associated with gains from dispositions, primarily from the sale of CBS Studio Center in 2021.

Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

Year Ended December 31,	2021	2020
Investments (a)	$(193)	$(59)
Capital expenditures (b)	(354)	(324)
Acquisitions, net of cash acquired (c)	(54)	(147)
Proceeds from dispositions (d)	3,028	593
Other investing activities	(25)	—
Net cash flow provided by investing activities from continuing operations	2,402	63
Net cash flow used for investing activities from discontinued operations	(7)	(7)
Net cash flow provided by investing activities	$2,395	$56
(a) Primarily includes our investment in The CW.
(b) Includes payments for costs to achieve synergies of $68 million and $40 million for 2021 and 2020, respectively.
(c) 2021 reflects the acquisitions of Chilevisión, a free-to-air television channel, and a controlling interest in Fox TeleColombia & Estudios TeleMexico, a Spanish language content producer. 2020 primarily reflects the acquisition of Miramax, a global film and television studio.
(d) 2021 primarily reflects proceeds received from the sales of CBS Studio Center and 51 West 52nd Street. 2021 also includes proceeds received from the sale of our investment in fuboTV during the fourth quarter of 2020, and proceeds received from the sales of a noncore trademark licensing operation and other investments. 2020 reflects the sales of CMG and marketable securities.

Financing Activities

Year Ended December 31,	2021	2020
Repayments of short-term debt borrowings, net	$—	$(706)
Proceeds from issuance of senior notes	—	4,375
Repayment of long-term debt	(2,230)	(2,901)
Dividends paid on preferred stock	(30)	—
Dividends paid on common stock	(617)	(600)
Proceeds from issuance of preferred stock	983	—
Proceeds from issuance of common stock	1,672	—
Purchase of Company common stock	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(110)	(93)
Proceeds from exercise of stock options	408	5
Payments to noncontrolling interests	(235)	(59)
Other financing activities	7	(53)
Net cash flow used for financing activities	$(152)	$(90)

Dividends
We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2021 and 2020. During each of the years ended December 31, 2021 and 2020, we declared total per share dividends of $.96, resulting in total annual dividends of $625 million and $601 million, respectively. On December 19, 2019, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019. During the first three quarters of 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. During the first three quarters of 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During each of the third and fourth quarters of 2021, we declared quarterly cash dividends of $1.4375 per share on our Mandatory Convertible Preferred Stock. During the second quarter of 2021, we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $44.2 million during the year ended December 31, 2021.

On February 10, 2022, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, payable on April 1, 2022. At the same time, we also declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, payable on April 1, 2022.
Capital Structure
The following table sets forth our debt.

At December 31,	2021	2020
Senior debt (2.250%-7.875% due 2022-2050)	$16,501	$18,455
Junior debt (5.875% and 6.250% due 2057)	1,157	1,157
Other bank borrowings	35	95
Obligations under finance leases	16	26
Total debt (a)	17,709	19,733
Less current portion of long-term debt	11	16
Total long-term debt, net of current portion	$17,698	$19,717
(a)    At December 31, 2021 and 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $466 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $95 million and $107 million, respectively. The face value of our total debt was $18.27 billion at December 31, 2021 and $20.33 billion at December 31, 2020.

During the year ended December 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

During the year ended December 31, 2020, we issued $4.50 billion of senior notes and used the net proceeds from these issuances for the redemption of long-term debt totaling $2.77 billion, prior to maturity, for an aggregate redemption price of $2.88 billion, as well as for general corporate purposes. The early redemption resulted in a pre-tax loss on extinguishment of debt for the year ended December 31, 2020 of $126 million.

Our 5.875% junior subordinated debentures due February 2057 and 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, on which dates the rates will switch to floating rates based on three-month LIBOR plus 3.895% and 3.899%, respectively, reset quarterly. These debentures can be called by us at any time after the expiration of the fixed-rate period. In January 2022, we delivered notice that we will be calling our 5.875% junior subordinated debentures due February 2057 in full on February 28, 2022.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The interest rate payable on our 3.45% senior notes due October 2026, will be subject to adjustment from time to time if Moody’s Investor Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to these senior notes. The interest rate on these senior notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2021, the outstanding principal amount of these senior notes was $124 million.

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

Commercial Paper
At both December 31, 2021 and 2020, we had no outstanding commercial paper borrowings.

Credit Facility
At December 31, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. During the fourth quarter of 2021, the Credit Facility was amended to replace LIBOR as the benchmark rate for loans denominated in euros, sterling and yen with EURIBOR, SONIA and TIBOR-based rates, respectively, as publication of all non-USD LIBOR tenors has been discontinued after December 31, 2021. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of December 31, 2021. On February 14, 2022, we further amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024.

At December 31, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.
Other Bank Borrowings
At December 31, 2021 and 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $35 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
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

Advertising Revenues—Advertising revenues are recognized when the advertising spots are aired on television or streamed or displayed on digital platforms. If a contract includes a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation to be satisfied over time and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. To the extent the amounts billed exceed the amount of revenue recognized, such excess is deferred until the guaranteed audience ratings or impressions are delivered. For contracts that do not include impressions guarantees, the individual advertising spots are the performance obligation and consideration is allocated among the individual advertising spots based on relative standalone selling price.

Affiliate Revenues—The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs and vMVPDs, also includes a license to programming for video on demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming.

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

Film and Television Production and Programming Costs
Costs incurred to produce television programs and feature films are capitalized when incurred and amortized over the projected life of each television program or feature film. The costs incurred to acquire television series and feature film programming rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received. Acquired programming rights, including rights for sports programming, are expensed over the shorter of the license period or the period in which an economic benefit is expected to be derived.

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

For television programming, our estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, five years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.

For feature films, our estimate of Ultimate Revenues includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial release. Prior to the release of feature films, we estimate Ultimate Revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. For films intended for theatrical release, we believe the performance during the theatrical exhibition is the most sensitive factor affecting our estimate of Ultimate Revenues as subsequent markets have historically exhibited a high correlation to theatrical performance. Upon a film’s initial release, we update our estimate of Ultimate Revenues based on actual and expected future performance. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. We also review and revise estimates of Ultimate Revenue and participation costs as of each reporting date to reflect the most current available information.

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

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its amortized costs. In addition, unamortized costs for internally-produced or acquired programming that have been substantively abandoned are written off.

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

FCC Licenses—FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2021, we had 14 television markets with FCC license book values.

For our annual impairment test, we perform qualitative assessments for each television market that we estimate has an aggregate fair value of FCC licenses that significantly exceed their respective carrying values. Additionally, we consider the duration of time since a quantitative test was performed. For the 2021 annual impairment test, we performed qualitative assessments for 11 of our television markets. For each market, we weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. We also considered the macroeconomic impact on discount rates and growth rates. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

We performed a quantitative impairment test for the FCC licenses in the remaining three markets. The impairment tests indicated that the estimated fair values of FCC licenses in two of the markets exceeded their respective carrying values by more than 20% and the fair value of the FCC license in one of the markets exceeded its carrying value of $157 million by 9%.

The quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections.

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

Goodwill—Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2021, we had four reporting units. For the 2021 annual impairment test, we tested two reporting units as of August 31 and two reporting units as of October 31. During the fourth quarter of 2021, to better align the timing of our annual impairment date with our budgeting cycle, we changed the date for the annual impairment test to October 31 for all reporting units. As a result, those two reporting units previously tested as of August 31 were also tested as of October 31 based on a qualitative assessment resulting in no changes to the conclusion below.

For our annual impairment test, we perform qualitative assessments for each reporting unit that we estimate has an aggregate fair value that significantly exceed its respective carrying values. Additionally, we consider the duration of time since a quantitative test was performed. For the 2021 annual impairment test, we performed qualitative assessments for two of our reporting units. For each of these two reporting units, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included actual and expected financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, we considered growth projections from independent sources and significant developments or transactions within the industry. We also determined that the impact of macroeconomic factors on the discount rates and growth rates used for the most recent impairment tests would not significantly affect the fair value of the reporting units and that the lower tax rate from a tax law change enacted since the most recent quantitative tests would positively impact the fair value of the reporting units. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is more likely than not that the fair value of each of these two reporting units is higher than their respective carrying amounts and therefore performing quantitative impairment tests was unnecessary.

For the 2021 annual impairment test, we elected to perform quantitative impairment tests for two reporting units: CBS Television and CBS Interactive, because of the amount of time that has elapsed since the previous quantitative tests. The quantitative goodwill impairment test evaluates whether the carrying value of a reporting unit exceeds its estimated fair value. For CBS Television, we estimated the fair value of the reporting unit based on the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of comparable businesses (“Guideline Public Company Method”). The Discounted Cash Flow Method requires us to make various assumptions regarding the timing and amount of future cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on historical and projected inflation and economic indicators, as well as industry growth projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For 2021, we utilized a discount rate of 10% and a terminal growth rate of 1.5%. The Guideline Public Company Method incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. The selected multiples consider each reporting unit’s relative growth, profitability, size, and risk relative to the selected publicly traded companies. For CBS Interactive, we estimated the fair value of the reporting unit based on the Guideline Public Company Method. Based on the results of the 2021 quantitative impairment tests, we concluded that the estimated fair value of each of the two reporting units significantly exceeded their respective carrying values and therefore no impairment charge was required.

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

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2021, changes in actuarial assumptions resulted in a slight decrease to accumulated other comprehensive loss compared with the prior year-end due to an increase in

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the discount rate, which was mostly offset by the unfavorable performance of pension plan assets. A 25 basis point change in the discount rate would result in an estimated change to the accumulated benefit obligation of approximately $136 million and would have an insignificant impact on 2022 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $8 million to 2022 pension expense.

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

A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold a tax reserve is established and no benefit is recognized. We evaluate our uncertain tax positions quarterly based on many factors, including, changes in tax laws and interpretations, information received from tax authorities, and other changes in facts and circumstances. Our income tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the reserve for uncertain tax positions of $301 million at December 31, 2021 is properly recorded.
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

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. On January 27, 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. Discovery on the surviving claims is proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. On December 29, 2020, the Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims is proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

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

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We have reached an agreement in principle with the plaintiffs to settle the lawsuit. The settlement, which will include no admission of liability or wrongdoing by the Company, will be subject to court approval. All amounts payable by the Company under the settlement will be paid by the Company’s insurers.

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

Litigation Related to Stock Offerings
On August 13, 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and on November 5, 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. On December 22, 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which are pending. The Complaint seeks unspecified compensatory damages, as well as other relief. We believe that the claims are without merit and intend to defend against them vigorously.

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

“Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2021, we had pending approximately 27,770 asbestos claims, as compared with approximately 30,710 as of December 31, 2020 and 30,950 as of December 31, 2019. During 2021, we received approximately 3,050 new claims and closed or moved to an inactive docket approximately 5,990 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Foreign Exchange Risk
We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to hedge anticipated cash flows in currencies such as the British Pound, the Euro, the Canadian Dollar and the Australian Dollar, foreign currency forward contracts, for periods generally up to 24 months, are used. Additionally, we designate forward contracts used to hedge committed and forecasted foreign currency transactions, including future production costs and programming obligations, as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized. Additionally, we enter into non-designated forward contracts to hedge non-U.S. dollar denominated cash flows. The change in fair value of the non-designated contracts is included in “Other items, net” on the Consolidated Statements of Operations. We manage the use of foreign exchange derivatives centrally.

At December 31, 2021 and 2020, the notional amount of all foreign currency contracts was $1.94 billion and $1.27 billion, respectively. For 2021, $1.38 billion related to future production costs and $564 million related to our foreign currency balances and other expected foreign currency cash flows. For 2020, $740 million related to future production costs and $529 million related to our foreign currency balances and other expected foreign currency cash flows.

Interest Risk
Interest rates on future long-term debt issuances are exposed to risk related to movements in long-term interest rates. Interest rate hedges may be used to modify this exposure at our discretion. There were no interest rate hedges outstanding at December 31, 2021 or 2020 but in the future we may use derivatives to manage our exposure to interest rates.

At December 31, 2021, the carrying value of our outstanding notes and debentures was $17.66 billion and the estimated fair value was $21.5 billion. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately $1.62 billion and $2.64 billion, respectively.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Our receivables do not represent significant concentrations of credit risk at December 31, 2021 or 2020, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of ViacomCBS Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of ViacomCBS Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Amortization of Internally-Produced Television Programming Inventory that is Predominantly Monetized on an Individual Basis
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s internally-produced television programming inventory that is predominantly monetized on an individual basis was $2.4 billion as of December 31, 2021. For internally-produced television programs that are predominantly monetized on an individual basis, management uses an individual-film-forecast computation method to amortize capitalized production costs over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, 5 years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets, and future firm commitments to license programs.
The principal considerations for our determination that performing procedures relating to amortization of internally-produced television programming inventory that is predominantly monetized on an individual basis is a critical audit matter are the significant judgment by management when estimating Ultimate Revenues; this led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating management’s estimate of Ultimate Revenues and the significant assumptions that are based on the past performance of similar television programs in a market, the performance in the initial markets, and future firm commitments to license programs.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to amortization of internally-produced television programming inventory that is predominantly monetized on an individual basis, including the controls over the estimation of Ultimate Revenues. These procedures also included, among others, (i) testing management’s process for estimating Ultimate Revenues, and (ii) evaluating whether the significant assumptions were reasonable considering information related to the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs. Procedures were also performed to test the completeness and accuracy of management's data used in these estimates.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 15, 2022

We have served as the Company’s or its predecessor’s auditor since 1970.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues	$28,586	$25,285	$26,998
Costs and expenses:
Operating	17,744	14,992	16,713
Selling, general and administrative	6,398	5,320	5,481
Depreciation and amortization	390	430	438
Restructuring and other corporate matters	100	618	769
Total costs and expenses	24,632	21,360	23,401
Net gain on sales	2,343	214	549
Operating income	6,297	4,139	4,146
Interest expense	(986)	(1,031)	(962)
Interest income	53	60	66
Net gains from investments	47	206	85
Loss on extinguishment of debt	(128)	(126)	—
Other items, net	(77)	(101)	(112)
Earnings from continuing operations before income taxes and equity in loss of investee companies	5,206	3,147	3,223
(Provision) benefit for income taxes	(646)	(535)	29
Equity in loss of investee companies, net of tax	(91)	(28)	(53)
Net earnings from continuing operations	4,469	2,584	3,199
Net earnings from discontinued operations, net of tax	162	117	140
Net earnings (ViacomCBS and noncontrolling interests)	4,631	2,701	3,339
Net earnings attributable to noncontrolling interests	(88)	(279)	(31)
Net earnings attributable to ViacomCBS	$4,543	$2,422	$3,308

Amounts attributable to ViacomCBS:
Net earnings from continuing operations	$4,381	$2,305	$3,168
Net earnings from discontinued operations, net of tax	162	117	140
Net earnings attributable to ViacomCBS	$4,543	$2,422	$3,308

Basic net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$6.77	$3.74	$5.15
Net earnings from discontinued operations	$.25	$.19	$.23
Net earnings	$7.02	$3.93	$5.38

Diluted net earnings per common share attributable to ViacomCBS:
Net earnings from continuing operations	$6.69	$3.73	$5.13
Net earnings from discontinued operations	$.25	$.19	$.23
Net earnings	$6.94	$3.92	$5.36

Weighted average number of common shares outstanding:
Basic	641	616	615
Diluted	655	618	617
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net earnings (ViacomCBS and noncontrolling interests)	$4,631	$2,701	$3,339
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(143)	134	9
Net actuarial gain (loss) and prior service costs	75	(2)	(145)
Other comprehensive income (loss) from continuing operations, net of tax (ViacomCBS and noncontrolling interests)	(68)	132	(136)
Other comprehensive income (loss) from discontinued operations	(3)	5	6
Comprehensive income	4,560	2,838	3,209
Less: Comprehensive income attributable to noncontrolling interests	87	278	33
Comprehensive income attributable to ViacomCBS	$4,473	$2,560	$3,176
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$6,267	$2,984
Receivables, net	6,984	7,017
Programming and other inventory	1,504	1,757
Prepaid expenses and other current assets	1,176	1,391
Current assets of discontinued operations	745	630
Total current assets	16,676	13,779
Property and equipment, net	1,736	1,994
Programming and other inventory	13,358	10,363
Goodwill	16,584	16,612
Intangible assets, net	2,772	2,826
Operating lease assets	1,630	1,602
Deferred income tax assets, net	1,206	993
Other assets	3,824	3,657
Assets held for sale	19	28
Assets of discontinued operations	815	809
Total Assets	$58,620	$52,663
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$800	$571
Accrued expenses	2,323	1,714
Participants’ share and royalties payable	2,159	2,005
Accrued programming and production costs	1,342	1,141
Deferred revenues	1,091	978
Debt	11	16
Other current liabilities	1,182	1,391
Current liabilities of discontinued operations	571	480
Total current liabilities	9,479	8,296
Long-term debt	17,698	19,717
Participants’ share and royalties payable	1,244	1,317
Pension and postretirement benefit obligations	1,946	2,098
Deferred income tax liabilities, net	1,063	778
Operating lease liabilities	1,598	1,583
Program rights obligations	404	243
Other liabilities	1,898	2,158
Liabilities of discontinued operations	213	220
Redeemable noncontrolling interest	107	197

Commitments and contingencies (Note 20)

ViacomCBS stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2021) and 52 (2020) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,110 (2021) and 1,068 (2020) shares issued	1	1
Additional paid-in capital	32,918	29,785
Treasury stock, at cost; 503 (2021 and 2020) Class B Shares	(22,958)	(22,958)
Retained earnings	14,343	10,375
Accumulated other comprehensive loss	(1,902)	(1,832)
Total ViacomCBS stockholders’ equity	22,402	15,371
Noncontrolling interests	568	685
Total Equity	22,970	16,056
Total Liabilities and Equity	$58,620	$52,663
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net earnings (ViacomCBS and noncontrolling interests)	$4,631	$2,701	$3,339
Less: Net earnings from discontinued operations, net of tax	162	117	140
Net earnings from continuing operations	4,469	2,584	3,199
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	390	430	438
Television programming and feature film cost amortization	13,352	11,045	12,554
Deferred tax provision (benefit)	90	122	(765)
Stock-based compensation	192	274	286
Net gain on sales	(2,343)	(214)	(549)
Net gains from investments	(47)	(206)	(85)
Loss on extinguishment of debt	128	126	—
Equity in loss of investee companies, net of tax and distributions	96	34	58
Change in assets and liabilities
Decrease (increase) in receivables	179	(68)	(247)
Increase in inventory and related program and participation liabilities, net	(16,584)	(12,170)	(14,215)
Increase in accounts payable and other liabilities	760	188	302
(Decrease) increase in pension and postretirement benefit obligations	(61)	(20)	16
Increase in income taxes	265	2	176
Other, net	(51)	88	3
Net cash flow provided by operating activities from continuing operations	835	2,215	1,171
Net cash flow provided by operating activities from discontinued operations	118	79	59
Net cash flow provided by operating activities	953	2,294	1,230
Investing Activities:
Investments	(193)	(59)	(171)
Capital expenditures	(354)	(324)	(345)
Acquisitions, net of cash acquired	(54)	(147)	(399)
Proceeds from dispositions	3,028	593	756
Other investing activities	(25)	—	14
Net cash flow provided by (used for) investing activities from continuing operations	2,402	63	(145)
Net cash flow used for investing activities from discontinued operations	(7)	(7)	(10)
Net cash flow provided by (used for) investing activities	2,395	56	(155)
Financing Activities:
(Repayments of) proceeds from short-term debt borrowings, net	—	(706)	25
Proceeds from issuance of senior notes	—	4,375	492
Repayment of long-term debt	(2,230)	(2,901)	(910)
Dividends paid on preferred stock	(30)	—	—
Dividends paid on common stock	(617)	(600)	(595)
Proceeds from issuance of preferred stock	983	—	—
Proceeds from issuance of common stock	1,672	—	—
Purchase of Company common stock	—	(58)	(57)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(110)	(93)	(56)
Proceeds from exercise of stock options	408	5	15
Payments to noncontrolling interests	(235)	(59)	(91)
Other financing activities	7	(53)	(39)
Net cash flow used for financing activities	(152)	(90)	(1,216)
Effect of exchange rate changes on cash and cash equivalents	(48)	25	(1)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,148	2,285	(142)
Cash, cash equivalents and restricted cash at beginning of year (includes $135 (2021) $202 (2020) and $120 (2019) of restricted cash)	3,119	834	976
Cash, cash equivalents and restricted cash at end of year (includes $135 (2020) and $202 (2019) of restricted cash)	$6,267	$3,119	$834
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Preferred Stock		Class A and B Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total ViacomCBS Stockholders’ Equity	Non-Controlling Interests		Total Equity
	(Shares)		(Shares)
December 31, 2018	—	$—	613	$1	$(43,420)	$49,907	$5,569	$(1,608)	$10,449	$54		$10,503
Stock-based compensation activity and other	—	—	3	—	29	226	(4)	—	251	—		251
Cancellation of treasury stock in the Merger	—	—	—	—	20,533	(20,533)	—	—	—	—		—
Class B Common Stock purchased	—	—	(1)	—	(50)	—	—	—	(50)	—		(50)
Common stock dividends	—	—	—	—	—	—	(600)	—	(600)	—		(600)
Noncontrolling interests	—	—	—	—	—	(10)	(9)	—	(19)	(5)		(24)
Net earnings	—	—	—	—	—	—	3,308	—	3,308	31		3,339
Reclassification of income tax effect of the Tax Reform Act	—	—	—	—	—	—	230	(230)	—	—		—
Other comprehensive income (loss)	—	—	—	—	—	—	—	(132)	(132)	2		(130)
December 31, 2019	—	—	615	1	(22,908)	29,590	8,494	(1,970)	13,207	82		13,289
Stock-based compensation activity	—	—	3	—	—	195	—	—	195	—		195
Class B Common Stock purchased	—	—	(1)	—	(50)	—	—	—	(50)	—		(50)
Common stock dividends	—	—	—	—	—	—	(601)	—	(601)	—		(601)
Noncontrolling interests	—	—	—	—	—	—	60	—	60	325	(a)	385
Net earnings	—	—	—	—	—	—	2,422	—	2,422	279		2,701
Other comprehensive income (loss)	—	—	—	—	—	—	—	138	138	(1)		137
December 31, 2020	—	—	617	1	(22,958)	29,785	10,375	(1,832)	15,371	685		16,056
Stock-based compensation activity	—	—	11	—	—	493	—	—	493	—		493
Stock issuances	10	—	20	—	—	2,655	—	—	2,655			2,655
Preferred stock dividends	—	—	—	—	—	—	(44)	—	(44)	—		(44)
Common stock dividends	—	—	—	—	—	—	(625)	—	(625)	—		(625)
Noncontrolling interests	—	—	—	—	—	(15)	94	—	79	(204)		(125)
Net earnings	—	—	—	—	—	—	4,543	—	4,543	88		4,631
Other comprehensive loss	—	—	—	—	—	—	—	(70)	(70)	(1)		(71)
December 31, 2021	10	$—	648	$1	$(22,958)	$32,918	$14,343	$(1,902)	$22,402	$568		$22,970
(a) Primarily reflects the acquisition of Miramax (see Note 2).
See notes to consolidated financial statements.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—In 2021, ViacomCBS Inc. operated through the following segments: TV Entertainment (CBS Television Network; CBS Studios; CBS Media Ventures; CBS Sports Network; CBS Stations, our owned broadcast television stations; and a number of streaming services, including our direct-to-consumer streaming service, Paramount+ (in the United States), and several CBS-branded streaming services, including CBS News Streaming and CBS Sports HQ); Cable Networks (a portfolio of premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, and Smithsonian Channel; a number of direct-to-consumer streaming services, including Pluto TV, Showtime Networks’ premium subscription streaming service (“Showtime OTT”), Noggin and BET+; and ViacomCBS Networks International, which operates international extensions of Paramount+ and our Cable Networks brands and services, our international free-to-air networks and ViacomCBS International Studios); and Filmed Entertainment (Paramount Pictures, Paramount Players, Paramount Animation, Paramount Television Studios and Miramax). References to “ViacomCBS,” the “Company,” “we,” “us” and “our” refer to ViacomCBS Inc. and its consolidated subsidiaries, unless the context otherwise requires. Effective February 16, 2022, we are changing our name to Paramount Global.

Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Accordingly, beginning in the first quarter of 2022, we will report results based on the following segments: TV Media (consists of our historical TV Entertainment and Cable Networks segments, except that it no longer includes their corresponding direct-to-consumer streaming services, which are now part of our Direct-to-Consumer segment, and Nickelodeon Studio, which is now a part of our Filmed Entertainment segment, and now includes Paramount Television Studios, which was formerly part of our historical Filmed Entertainment segment); Direct-to-Consumer (consists of our portfolio of free, premium and pay streaming services, including Paramount+, Pluto TV, Showtime OTT, BET+ and Noggin); and Filmed Entertainment (consists of our historical Filmed Entertainment segment, except that it no longer includes Paramount Television Studios, which is now part of our TV Media segment, and now includes Nickelodeon Studio, which was formerly a part of our historical Cable Networks segment).

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

Discontinued Operations—On November 25, 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment, to Penguin Random House LLC (“Penguin Random House”), a wholly owned subsidiary of Bertelsmann SE & Co. KGaA, for $2.175 billion in cash. As a result, Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 3).

Principles of Consolidation—The consolidated financial statements include the accounts of ViacomCBS, its subsidiaries in which a controlling interest is maintained and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after the elimination of intercompany transactions. Controlling interest is

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Our proportionate share of net earnings or loss of the entity is recorded in “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations.

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

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase, including money market funds, commercial paper and bank time deposits. At December 31, 2020, we had restricted cash of $135 million, which consisted of amounts held in grantor trusts related to agreements with former executives. Restricted cash is included within “Other current assets” and “Other assets” on the Consolidated Balance Sheet at December 31, 2020.

Programming Inventory—We produce and acquire rights to programming to exhibit on our broadcast and cable networks, direct to consumers through our streaming services, on our broadcast television stations, and in theaters. We also produce programming for third parties. Costs for internally-produced and acquired programming inventory, including prepayments for such costs, are recorded within the non-current portion of “Programming and other inventory” on the Consolidated Balance Sheet. Prepayments for the rights to air sporting and other live events that are expected to be expensed over the next 12 months are classified within the current portion of “Programming and other inventory” on the Consolidated Balance Sheet.

Costs incurred to produce television programs and feature films (which include direct production costs, production overhead, acquisition costs and development costs) are capitalized when incurred and amortized over the projected life of each television program or feature film. Costs incurred to acquire television series and feature film programming rights, including advances, are capitalized when the license period has begun and the program is accepted and available for airing and amortized over the shorter of the license period or the period in which an economic benefit is expected to be derived.

For internally-produced television programs and feature films that are predominantly monetized on an individual basis, we use an individual-film-forecast computation method to amortize capitalized production costs and to accrue estimated liabilities for participations and residuals over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues impacts the timing of amortization of capitalized production

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

costs and expensing of participations and residual costs. For television programming, our estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, five years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets and future firm commitments to license programs.

For feature films, our estimate of Ultimate Revenues includes revenues from all sources that are estimated to be earned within 10 years from the date of a film’s initial release. Prior to the release of feature films, we estimate Ultimate Revenues based on the historical performance of similar content and pre-release market research (including test market screenings), as well as factors relating to the specific film, including the expected number of theaters and markets in which the original content will be released, the genre of the original content and the past box office performance of the lead actors and actresses. Upon a film’s initial release, we update our estimate of Ultimate Revenues based on actual and expected future performance. Our estimates of revenues from succeeding windows and markets are revised based on historical relationships to theatrical performance and an analysis of current market trends. For acquired television and film libraries, our estimate of Ultimate Revenues is for a period within 20 years from the date of acquisition. Ultimate Revenue estimates are periodically reviewed and adjustments, if any, will result in changes to inventory amortization rates and estimated accruals for residuals and participations.

Film development costs that have not been set for production are expensed within three years unless they are abandoned earlier, in which case these projects are written down to their estimated fair value in the period the decision to abandon the project is determined.

For programming that is predominantly monetized as part of a film group, which includes our acquired programming rights and certain internally-produced television programs, capitalized costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received and amortized over the period in which an economic benefit is expected to be derived based on the relative value of the events broadcast by us during a period in relation to the estimated total value of the events over the term of the sports programming agreement.

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. If the carrying value of a film group or individual television program or feature film exceeds the estimated fair value, an impairment charge will then be recorded in the amount of the difference. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the content within the film group is less than its amortized costs. In addition, unamortized costs for internally-produced or acquired programming that have been substantively abandoned are written off.

Television and feature film programming and production costs, including inventory amortization, development costs, residuals and participations and impairment charges, if any, are included within “Operating expenses” on the Consolidated Statements of Operations.

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

Investments—Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Equity investments for which we have no significant influence are measured at fair value where a readily determinable fair value exists. Equity investments that do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for observable price changes. Gains and losses resulting from changes in the fair value of equity investments are recorded in “Net gains from investments” on the Consolidated Statements of Operations. We monitor our investments for impairment and reduce the carrying value of the investment if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in “Other assets” on the Consolidated Balance Sheets.

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
Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

liability. Certain assets and liabilities, including foreign currency hedges and deferred compensation liabilities, are measured and recorded at fair value on a recurring basis. Other assets and liabilities, including television and film production costs, goodwill, intangible assets, and equity-method investments are recorded at fair value only if an impairment charge is recognized. Impairment charges, if applicable, are generally determined using discounted cash flows, which is a Level 3 valuation technique.

Derivative Financial Instruments—Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair value of both the derivatives and the hedged items are recorded in “Other items, net” on the Consolidated Statements of Operations. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives is recorded in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets and subsequently recognized in net earnings when the hedged items are recognized.

Pension and Postretirement Benefits—The service cost component of net benefit cost for our pension and postretirement benefits is recorded on the same line items on the Consolidated Statements of Operations as other compensation costs of the related employees. All of the other components of net benefit cost are presented separately from the service cost component and below the subtotal of operating income in “Other items, net” on the Consolidated Statements of Operations.

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

Advertising Revenues—Advertising revenues are recognized when the advertising spots are aired on television or streamed or displayed on digital platforms. Advertising spots are typically sold as part of advertising campaigns consisting of multiple commercial units. If a contract includes a guarantee to deliver a targeted audience rating or number of impressions, the delivery of the advertising spots that achieve the guarantee represents the performance obligation to be satisfied over time and revenues are recognized based on the proportion of the audience rating or impressions delivered to the total guaranteed in the contract. Audience ratings and impressions are determined based on data provided by independent third-party companies. To the extent the amounts billed exceed the amount of revenue recognized, such excess is deferred until the guaranteed audience ratings or impressions are delivered. For contracts that do not include impressions guarantees, the individual advertising spots are the performance obligation and consideration is allocated among the individual advertising spots based on relative standalone selling price. Advertising contracts, which are generally short-term, are billed monthly, with payments due shortly after the invoice date.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate Revenues—Affiliate revenues primarily consist of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs”, or “vMVPDs”) for carriage of our cable networks (“cable affiliate fees”) and television stations (“retransmission fees”); and fees from television stations affiliated with the CBS Television Network (“reverse compensation”). Costs incurred for advertising, marketing and other services provided to us by cable, satellite and other distributors that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction to revenues.

The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs and vMVPDs, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming. For affiliate revenues, payments are generally due monthly.

Licensing and Other Revenues—Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third party platforms; license fees from content produced for third parties; home entertainment revenues, which include revenues from the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services, and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; fees from the distribution of third-party programming; and revenues from the rental of production facilities.

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

Revenue Allowances—DVDs and Blu-ray discs are generally sold with a right of return. We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives. In determining this provision, we consider sources of qualitative and quantitative evidence including forecast sales data, customers’ rights of return, sales levels for units already shipped, historical return rates for similar products, current economic trends, the competitive environment, promotions and our sales strategies. Reserves for sales returns and allowances of $36 million and $64 million at December 31, 2021 and 2020, respectively, are recorded in “Other current liabilities” on the Consolidated Balance Sheets.

Reserves for accounts receivable reflect our expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. Our allowance for doubtful accounts was $80 million and $85 million at December 31, 2021 and 2020, respectively. The provision for doubtful accounts charged to expense was $8 million in 2021, $32 million in 2020 and $25 million in 2019.

Contract Liabilities—A contract liability is recorded when consideration is received from a customer prior to fully satisfying a performance obligation in a contract. Our contract liabilities primarily consist of cash received related to advertising arrangements for which the required audience rating or impressions have not been delivered; consumer products arrangements with minimum guarantees; and content licensing arrangements under which the content has not yet been made available to the customer. These contract liabilities will be recognized as revenues when control of the related product or service is transferred to the customer. Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets.
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

Our leases generally have remaining terms ranging from one to 15 years and often contain renewal options to extend the lease for periods of generally up to 10 years. For leases that contain renewal options, we include the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expense and income for our operating leases are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized in programming assets and amortized over the projected useful life of the related programming. For finance leases, amortization of the right-of-use asset is recognized in amortization expense on a straight-line basis over the lease term and interest expense is accreted on the lease liability using the effective interest method. This results in an accelerated recognition of cost over the lease term.

Advertising—Advertising costs are expensed as incurred. We incurred total advertising expenses of $2.14 billion in 2021, $1.31 billion in 2020 and $1.67 billion in 2019.

Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of the related debt.

Income Taxes—The provision for income taxes includes federal, state, local, and foreign taxes. We recognize the tax on global intangible low-taxed income, a U.S. tax on certain income earned by our foreign subsidiaries, as a period cost when incurred within the provision for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are classified as noncurrent on the Consolidated Balance Sheets.

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

Foreign Currency Translation and Transactions—Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods. The resulting translation gains and losses are included as a separate component of stockholders’ equity in accumulated other comprehensive loss on the Consolidated Balance Sheets. Argentina has been designated as a highly inflationary economy during all periods presented. Transactions denominated in currencies other than the functional currency will result in remeasurement gains and losses, which are included in “Other items, net” on the Consolidated Statements of Operations.

Net Earnings per Common Share—Basic net earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Net earnings available to common stockholders is calculated as net earnings from continuing operations or net earnings, as applicable, adjusted to include preferred stock dividends recorded during the period. During the year ended December 31, 2021, we recorded dividends of $44.2 million on the 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) that was issued during the first quarter of 2021 (see Note 14).

Weighted average shares for diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted stock units (“RSUs”) or performance stock units (“PSUs”) only in the periods in which such effect would have been dilutive. Diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-mentioned preferred stock dividend adjustment to net earnings available to common stockholders. Excluded from the calculation of diluted EPS because their inclusion would have been antidilutive, were stock options and RSUs of 6 million, 22 million and 19 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2021	2020	2019
(in millions)
Weighted average shares for basic EPS	641	616	615
Dilutive effect of shares issuable under stock-based compensation plans	5	2	2
Conversion of Mandatory Convertible Preferred Stock	9	—	—
Weighted average shares for diluted EPS	655	618	617

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

Reference Rate Reform

In March 2020, the FASB issued guidance providing optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The one-week and two-month USD LIBOR tenors and all non-USD LIBOR tenors have been discontinued after December 31, 2021, with the remaining USD LIBOR tenors ceasing after June 30, 2023. The guidance is effective immediately upon issuance and an entity may elect to apply it to contract modifications or hedging relationships entered into on or before December 31, 2022, with a few exceptions for certain hedging relationships existing as of December 31, 2022. This guidance, which primarily affects certain of our debt and hedging arrangements, is being applied as modifications of contracts that include LIBOR occur. During the fourth quarter of 2021, we amended our $3.50 billion revolving credit facility (the “Credit Facility”) to replace LIBOR as the benchmark rate for loans denominated in euros, sterling and yen with EURIBOR, SONIA and TIBOR-based rates, respectively. The application of this guidance did not have and is not expected to have a material impact on our consolidated financial statements.

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
2) ACQUISITIONS
During 2021, we made payments totaling $54 million, net of cash acquired, for the acquisition of Chilevisión, a free-to-air television channel, and a controlling interest in Fox TeleColombia & Estudios TeleMexico, a Spanish

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

language content producer. The results of these companies are included in the Cable Networks segment from the dates of acquisition.

During 2020, we acquired a 49% interest in Miramax, a global film and television studio, for $375 million, which included a cash payment at closing of approximately $150 million along with a commitment to invest $45 million annually, beginning on the first anniversary of the closing and continuing through 2025, to be used for new film and television productions and working capital. In conjunction with this acquisition, we entered into commercial agreements with Miramax under which we have exclusive, long-term distribution rights to Miramax’s catalog, which added more than 700 titles to our existing library. We also have certain rights to co-produce, co-finance and/or distribute new film and television projects. The investment is accounted for as a consolidated VIE. We are the primary beneficiary of the VIE due to our power to direct the distribution of Miramax’s films and television series, which is considered the most significant activity of the VIE. The results of Miramax are included in the Filmed Entertainment segment from the date of acquisition.

During 2019, we acquired Pluto Inc., the provider of Pluto TV, a leading free streaming television service in the U.S., for $324 million, net of cash acquired, as well as the remaining 50% interest in Pop TV, a general entertainment cable network, for $39 million, net of cash acquired, which brought our ownership to 100%. The results of Pluto TV and Pop TV are included in the Cable Networks segment from the date of acquisition.

The operating results of these acquisitions were not material to our consolidated financial statements in the year of acquisition.
3) DISPOSITIONS
During October 2021, we completed the sale of 51 West 52nd Street, an office tower that was formerly the headquarters of CBS, to Harbor Group International, LLC, for $760 million. At closing, we executed an agreement to lease back the space we occupy for terms ranging from two to three years. This transaction resulted in a pre-tax gain of $523 million.
In December 2021, we completed the sale of CBS Studio Center to a partnership formed by Hackman Capital Partners, LLC and Square Mile Capital Management, LLC for $1.85 billion. At closing, we executed a 10-year lease-back of the portion of a building on the property that is used by our Los Angeles television stations. The lease-back began at the time of the sale and includes an option to terminate one floor without penalty beginning on the fifth anniversary. The sale resulted in a pre-tax gain of $1.70 billion.

In addition, during 2021 we recognized a pre-tax net gain of $117 million, principally relating to the sale of a noncore trademark licensing operation.

On November 25, 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House for $2.175 billion in cash. Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons (see Note 20).

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2021, 2020 and 2019.

Year Ended December 31, 2021	Simon & Schuster	Other (a)	Total
Revenues	$993	$—	$993
Costs and expenses:
Operating	618	(16)	602
Selling, general and administrative	158	—	158
Depreciation and amortization	3	—	3
Restructuring charges	1	—	1
Total costs and expenses	780	(16)	764
Operating income	213	16	229
Other items, net	(10)	—	(10)
Earnings from discontinued operations	203	16	219
Income tax provision	(46)	(11)	(57)
Net earnings from discontinued operations, net of tax	$157	$5	$162

Year Ended December 31, 2020	Simon & Schuster	Other (a)	Total
Revenues	$901	$—	$901
Costs and expenses:
Operating	573	(19)	554
Selling, general and administrative	172	—	172
Depreciation and amortization	5	—	5
Restructuring charges	10	—	10
Total costs and expenses	760	(19)	741
Operating income	141	19	160
Other items, net	(5)	—	(5)
Earnings from discontinued operations	136	19	155
Income tax provision	(34)	(4)	(38)
Net earnings from discontinued operations, net of tax	$102	$15	$117

Year Ended December 31, 2019	Simon & Schuster	Other (a)	Total
Revenues	$814	$—	$814
Costs and expenses:
Operating	510	(50)	460
Selling, general and administrative	166	—	166
Depreciation and amortization	5	—	5
Restructuring charges	6	—	6
Total costs and expenses	687	(50)	637
Operating income	127	50	177
Other items, net	(5)	—	(5)
Earnings from discontinued operations	122	50	172
Income tax provision	(20)	(12)	(32)
Net earnings from discontinued operations, net of tax	$102	$38	$140
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”).

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the major classes of assets and liabilities of our discontinued operations.

At December 31,	2021	2020
Receivables, net	$536	$447
Other current assets	209	183
Goodwill	435	435
Property and equipment, net	46	42
Operating lease assets	203	191
Other assets	131	141
Total Assets	$1,560	$1,439
Royalties payable	$155	$131
Other current liabilities	416	349
Operating lease liabilities	194	194
Other liabilities	19	26
Total Liabilities	$784	$700
On October 30, 2020, we completed the sale of CNET Media Group (“CMG”) to Red Ventures for $484 million. This transaction resulted in a pre-tax gain of $214 million.
During 2019, we completed the sale of CBS Television City for $750 million. This transaction resulted in a pre-tax gain of $549 million, which included a reduction for the present value of the estimated amount payable under a guarantee obligation (see Note 20).
4) PROPERTY AND EQUIPMENT

At December 31,	2021	2020
Land	$372	$437
Buildings	842	1,253
Finance leases (a)	160	159
Equipment and other	4,112	4,151
	5,486	6,000
Less accumulated depreciation and amortization	3,750	4,006
Net property and equipment	$1,736	$1,994
(a) Accumulated amortization of finance leases was $143 million and $140 million at December 31, 2021 and 2020, respectively.

Year Ended December 31,	2021	2020	2019
Depreciation expense, including amortization of finance leases (a) (b)	$344	$345	$362
(a) Amortization expense related to finance leases was $19 million, $18 million and $23 million in 2021, 2020 and 2019, respectively.
(b) Included in depreciation expense for 2020 is $12 million of accelerated depreciation resulting from the abandonment of technology in connection with synergy plans related to the Merger.
5) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at December 31, 2021 and 2020, grouped by type and predominant monetization strategy.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2021	2020
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,432	$3,413
Internally-produced television and film programming:
Released	3,808	2,558
In process and other	2,609	1,682

Individual Monetization:
Acquired libraries	441	483
Film inventory:
Released	606	374
Completed, not yet released	253	543
In process and other	1,303	816
Internally-produced television programming:
Released	1,604	1,206
In process and other	769	1,013
Home entertainment	37	32
Total programming and other inventory	14,862	12,120
Less current portion	1,504	1,757
Total noncurrent programming and other inventory	$13,358	$10,363
The following table presents amortization of television and film programming and production costs.

Year Ended December 31,	2021	2020
Programming costs, acquired programming	$5,143	$3,779

Production costs, internally-produced television and film programming:
Individual monetization	$3,245	$2,669
Film group monetization	$3,248	$3,133
Programming Charges
Included in the table above for the year ended December 31, 2020, are programming charges of $159 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to the coronavirus pandemic (“COVID-19”). Programming charges of $101 million, $53 million and $5 million are included within the TV Entertainment, Cable Networks and Filmed Entertainment segments, respectively.
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
The programming charges for 2020 and 2019 were included within “Operating expenses” on the Consolidated Statements of Operations.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the expected amortization over each of the next three years of released programming inventory on the Consolidated Balance Sheet at December 31, 2021.

	2022	2023	2024
Programming costs, acquired programming	$2,391	$592	$223

Production costs, internally-produced television and film programming:
Individual monetization	$1,514	$323	$241
Film group monetization	$1,526	$987	$631
During the year ended December 31, 2022, we expect to amortize approximately $216 million of our completed, not yet released film inventory, which is monetized on an individual basis.
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
At December 31, 2021, we had four reporting units. FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2021, we had 14 television markets with FCC license book values.

For our annual impairment test, we perform qualitative assessments for the reporting units and television markets with FCC licenses that we estimate have fair values that significantly exceed their respective carrying values. In making this determination, we also consider the duration of time since a quantitative test was performed. For the 2021 annual impairment test, we performed qualitative assessments for 11 of our television markets and two of our reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. For each television market, we weighed the relative impact of market-specific and macroeconomic factors. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of these reporting units and the fair value of FCC licenses within each of these markets are less than their respective carrying values. Therefore, performing a quantitative impairment test was unnecessary.

For the 2021 annual test for FCC licenses, we performed a quantitative impairment test for the remaining three markets. The quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections. The impairment tests indicated that the estimated fair values of FCC licenses in two of the markets exceeded their respective carrying values by more than 20% and the fair value of the FCC license in one of the markets exceeded its carrying value of $157 million by 9%.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

For the 2021 annual test for goodwill, we elected to perform quantitative impairment tests for two reporting units, CBS Television and CBS Interactive, because of the amount of time that has elapsed since the previous quantitative tests. For CBS Television, we estimated the fair value of the reporting unit based on the present value of future cash flows (“Discounted Cash Flow Method”) and the traded or transaction values of comparable businesses (“Guideline Public Company Method”). The Discounted Cash Flow Method requires us to make various assumptions regarding the timing and amount of future cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on historical and projected inflation and economic indicators, as well as industry growth projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. The Guideline Public Company Method incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. For CBS Interactive, we estimated the fair value of the reporting unit based on the Guideline Public Company Method. Based on the results of the 2021 quantitative impairment tests, we concluded that the estimated fair value of each of the two reporting units exceeded their respective carrying values and therefore no impairment charge was required.

For the 2021 annual goodwill impairment test, we tested two reporting units as of August 31 and two reporting units as of October 31. During the fourth quarter of 2021, to better align the timing of our annual impairment date with our budgeting cycle, we changed the date for the annual impairment test to October 31 for all reporting units. As a result, those two reporting units previously tested as of August 31 were also tested as of October 31 based on a qualitative assessment resulting in no changes to the conclusion above.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present the changes in the book value of goodwill by segment for the years ended December 31, 2021 and 2020.

	Balance at	Acquisitions /	Foreign	Balance at
	December 31, 2020	(Dispositions)	Currency	December 31, 2021
TV Entertainment:
Goodwill	$17,502	$—	$—	$17,502
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	4,148	—	—	4,148
Cable Networks:
Goodwill	10,772	16	(44)	10,744
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	10,772	16	(44)	10,744
Filmed Entertainment:
Goodwill	1,692	—	—	1,692
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	1,692	—	—	1,692
Total:
Goodwill	29,966	16	(44)	29,938
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	$16,612	$16	$(44)	$16,584

	Balance at	Acquisitions /		Foreign	Balance at
	December 31, 2019	(Dispositions)		Currency	December 31, 2020
TV Entertainment:
Goodwill	$17,615	$(113)	(a)	$—	$17,502
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	4,261	(113)		—	4,148
Cable Networks:
Goodwill	10,691	28		53	10,772
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	10,691	28		53	10,772
Filmed Entertainment:
Goodwill	1,593	99	(b)	—	1,692
Accumulated impairment losses	—	—		—	—
Goodwill, net of impairment	1,593	99		—	1,692
Total:
Goodwill	29,899	14		53	29,966
Accumulated impairment losses	(13,354)	—		—	(13,354)
Goodwill, net of impairment	$16,545	$14		$53	$16,612
(a) Amount reflects the disposition of CMG.
(b) Amount relates to the acquisition of Miramax.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Our intangible assets were as follows:

		Accumulated
At December 31, 2021	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$257	$(140)	$117
Licenses	140	(53)	87
Customer agreements	124	(98)	26
Other intangible assets	237	(170)	67
Total intangible assets subject to amortization	758	(461)	297
FCC licenses	2,416	—	2,416
International broadcast licenses	25	—	25
Other intangible assets	34	—	34
Total intangible assets	$3,233	$(461)	$2,772

		Accumulated
At December 31, 2020	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$249	$(123)	$126
Licenses	168	(50)	118
Customer agreements	120	(97)	23
Other intangible assets	251	(169)	82
Total intangible assets subject to amortization	788	(439)	349
FCC licenses	2,416	—	2,416
International broadcast licenses	27	—	27
Other intangible assets	34	—	34
Total intangible assets	$3,265	$(439)	$2,826
Amortization expense was as follows:

Year Ended December 31,	2021	2020	2019
Amortization expense (a)	$46	$85	$76
(a) For 2020, amortization expense includes an impairment charge of $25 million to write down the carrying value of FCC licenses, which was recorded within the TV Entertainment segment. For 2019, amortization expense includes an impairment charge of $20 million, to reduce the carrying value of broadcast licenses in Australia to their fair value, which was recorded within the Cable Networks segment.

We expect our aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2022 through 2026, to be as follows:

	2022	2023	2024	2025	2026
Future amortization expense	$41	$39	$31	$27	$26

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) RESTRUCTURING AND OTHER CORPORATE MATTERS
During the years ended December 31, 2021, 2020 and 2019, we recorded the following costs associated with restructuring and other corporate matters.

Year Ended December 31,	2021	2020	2019
Severance	$65	$472	$395
Exit costs and other	35	70	23
Restructuring charges	100	542	418
Merger-related costs	—	56	294
Other corporate matters	—	20	57
Restructuring and other corporate matters	$100	$618	$769

Restructuring Charges
During the year ended December 31, 2021, we recorded restructuring charges of $100 million. These charges include $65 million of severance costs, including the accelerated vesting of stock-based compensation, primarily associated with changes in management at certain of our businesses. The charges also include $35 million for the impairment of lease assets that we determined we will not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the Merger. The impairment is the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

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

During the year ended December 31, 2019, we recorded restructuring charges of $418 million, primarily for severance costs, including the accelerated vesting of stock-based compensation, in connection with the Merger, as well as costs related to a restructuring plan initiated in the first quarter of 2019 under which severance payments were provided to certain eligible employees who voluntarily elected to participate. These charges also included costs related to the termination of contractual obligations and charges associated with the exit of leases.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The majority of the restructuring liability at December 31, 2021, which primarily relates to severance payments, is expected to be paid by the end of 2022.

	Balance at	2021 Activity			Balance at
	December 31, 2020	Charges (a)	Payments	Other	December 31, 2021
TV Entertainment	$112	$10	$(58)	$(10)	$54
Cable Networks	144	11	(82)	(5)	68
Filmed Entertainment	30	23	(14)	(5)	34
Corporate	86	1	(50)	(3)	34
Total	$372	$45	$(204)	$(23)	$190

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	2020 Activity			Balance at
	December 31, 2019	Charges (a)	Payments	Other	December 31, 2020
TV Entertainment	$99	$137	$(111)	$(13)	$112
Cable Networks	137	179	(158)	(14)	144
Filmed Entertainment	17	25	(12)	—	30
Corporate	143	71	(117)	(11)	86
Total	$396	$412	$(398)	$(38)	$372
(a) For the years ended December 31, 2021 and 2020, excludes stock-based compensation expense of $20 million and $88 million, respectively, and lease asset impairments of $35 million (recorded within the TV Entertainment segment) and $42 million (recorded across our segments and Corporate), respectively.

Merger-related Costs and Other Corporate Matters
In 2020, in addition to the above-mentioned restructuring charges, we incurred costs of $56 million in connection with the Merger, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses. We also incurred costs of $5 million for professional fees associated with dispositions and other corporate matters, and we recorded a charge of $15 million to write down property and equipment, which was classified as held for sale in 2020, to its fair value less costs to sell.

In 2019, in addition to the above-mentioned restructuring charges, we incurred costs of $294 million in connection with the Merger, consisting of financial advisory, legal and other professional fees, transaction-related bonuses, and contractual executive compensation, including the accelerated vesting of stock-based compensation, that was triggered by the Merger. We also incurred costs of $40 million in connection with the settlement of a commercial dispute and $17 million associated with legal proceedings involving the Company (see Note 20) and other corporate matters.
8) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At December 31, 2021, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

Year Ended December 31,	2021	2020	2019
Revenues	$237	$106	$179
Operating expenses	$21	$13	$14

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2021	2020
Accounts receivable	$50	$69
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

Year Ended December 31,	2021	2020	2019
Revenues by Type:
Advertising (a)	$9,267	$8,333	$10,069
Affiliate (b)	8,394	8,023	7,893
Streaming	4,193	2,561	1,714
Theatrical	241	180	547
Licensing and other	6,491	6,188	6,775
Total Revenues	$28,586	$25,285	$26,998
(a) Excludes streaming advertising revenues.
(b) Excludes streaming subscription revenues.
Receivables
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.84 billion and $2.02 billion at December 31, 2021 and 2020, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Our receivables do not represent significant concentrations of credit risk at December 31, 2021 or 2020, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.20 billion, $1.12 billion and $908 million at December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, we recognized revenues of $877 million, $591 million, and $498 million, respectively, that were included in the opening balance of deferred revenues for the respective year.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Unrecognized Revenues Under Contract
At December 31, 2021, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were $6.3 billion, of which $3.8 billion is expected to be recognized in 2022, $1.4 billion in 2023, $0.7 billion in 2024, and $0.4 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. For the years ended December 31, 2021, 2020 and 2019, we recognized revenues of $424 million, $383 million, and $294 million, respectively, for licensing to distributors of transactional video-on-demand and electronic sell-through services and other arrangements for licensing of our content for which our performance obligation was satisfied in a prior period.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) DEBT
Our debt consists of the following:

At December 31,	2021	2020
2.250% Senior Notes due 2022	$—	$35
3.375% Senior Notes due 2022	—	415
3.125% Senior Notes due 2022	—	117
2.50% Senior Notes due 2023	—	196
3.25% Senior Notes due 2023	—	141
2.90% Senior Notes due 2023	—	242
4.25% Senior Notes due 2023	—	837
7.875% Debentures due 2023	139	139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	490	490
3.70% Senior Notes due 2024	599	598
3.50% Senior Notes due 2025	597	596
4.75% Senior Notes due 2025	1,242	1,239
4.0% Senior Notes due 2026	793	791
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	692	691
3.375% Senior Notes due 2028	496	495
3.70% Senior Notes due 2028	493	492
4.20% Senior Notes due 2029	494	493
7.875% Senior Debentures due 2030	830	831
4.95% Senior Notes due 2031	1,223	1,220
4.20% Senior Notes due 2032	972	969
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,070	1,069
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	488	487
4.375% Senior Debentures due 2043	1,123	1,116
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,233	1,232
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	540	540
4.60% Senior Notes due 2045	590	589
4.95% Senior Notes due 2050	944	942
5.875% Junior Subordinated Debentures due 2057	514	514
6.25% Junior Subordinated Debentures due 2057	643	643
Other bank borrowings	35	95
Obligations under finance leases	16	26
Total debt (a)	17,709	19,733
Less current portion of long-term debt	11	16
Total long-term debt, net of current portion	$17,698	$19,717
(a) At December 31, 2021 and 2020, the senior and junior subordinated debt balances included (i) a net unamortized discount of $466 million and $491 million, respectively, and (ii) unamortized deferred financing costs of $95 million and $107 million, respectively. The face value of our total debt was $18.27 billion at December 31, 2021 and $20.33 billion at December 31, 2020.

During the year ended December 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

During the year ended December 31, 2020, we issued $4.50 billion of senior notes and used the net proceeds from these issuances for the redemption of long-term debt totaling $2.77 billion, prior to maturity, for an aggregate redemption price of $2.88 billion, as well as for general corporate purposes. The early redemption resulted in a pre-tax loss on extinguishment of debt for the year ended December 31, 2020 of $126 million.

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

Our 5.875% junior subordinated debentures due February 2057 and 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2022 and February 28, 2027, respectively, on which dates the rates will switch to floating rates based on three-month LIBOR plus 3.895% and 3.899%, respectively, reset quarterly. These debentures can be called by us at any time after the expiration of the fixed-rate period. In January 2022, we delivered notice that we will be calling our 5.875% junior subordinated debentures due February 2057 in full on February 28, 2022.

The interest rate payable on our 3.45% senior notes due October 2026, will be subject to adjustment from time to time if Moody’s Investor Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to these senior notes. The interest rate on these senior notes would increase by 0.25% upon each credit agency downgrade up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2021, the outstanding principal amount of these senior notes was $124 million.

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

At December 31, 2021, our scheduled maturities of long-term debt at face value, excluding finance leases, and the related interest payments were as follows:

						2027 and
	2022	2023	2024	2025	2026	Thereafter
Long-term debt	$—	$209	$1,092	$1,850	$924	$14,179
Commercial Paper
At both December 31, 2021 and 2020, we had no outstanding commercial paper borrowings.

Credit Facility
At December 31, 2021, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. During the fourth quarter of 2021, the Credit Facility was amended to replace LIBOR as the benchmark rate for loans denominated in euros, sterling and yen with EURIBOR, SONIA and TIBOR-based rates, respectively, as publication of all non-USD

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

LIBOR tenors has been discontinued after December 31, 2021. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. We met the covenant as of December 31, 2021. On February 14, 2022, we further amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024.

At December 31, 2021, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.
Other Bank Borrowings
At December 31, 2021 and 2020, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $35 million and $95 million, respectively, with a weighted average interest rate of 3.50%.
11) LEASES
At December 31, 2021 and 2020, the following amounts were recorded on the Consolidated Balance Sheets relating to our leases.

	Operating		Finance
	2021	2020	2021	2020

Right-of-Use Assets
Operating lease assets	$1,630	$1,602	$—	$—
Property and equipment, net	$—	$—	$17	$19

Lease Liabilities
Other current liabilities	$325	$306	$—	$—
Debt	—	—	11	16
Operating lease liabilities	1,598	1,583	—	—
Long-term debt	—	—	5	10
Total lease liabilities	$1,923	$1,889	$16	$26

	Operating		Finance
	2021	2020	2021	2020
Weighted average remaining lease term	8 years	8 years	2 years	2 years

Weighted average discount rate	3.4%	4.0%	1.5%	4.2%

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

The following table presents our lease cost.

Year Ended December 31,	2021	2020	2019
Operating lease cost (a) (b)	$374	$379	$382
Finance lease cost:
Amortization of right-of-use assets	19	18	23
Interest expense on lease liabilities	1	2	3
Short-term lease cost (b) (c)	283	162	242
Variable lease cost (d)	62	58	80
Sublease income	(20)	(24)	(31)
Total lease cost	$719	$595	$699
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

The following table presents supplemental cash flow information related to our leases.

Year Ended December 31,	2021	2020	2019
Cash paid for amounts included in lease liabilities
Operating lease payments, included in operating cash flows	$399	$385	$324
Finance lease payments, included in financing cash flows	$25	$21	$27

Noncash additions to operating lease assets	$377	$221	$387

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The expected future payments relating to our operating and finance lease liabilities at December 31, 2021 are as follows:

	Leases
	Operating	Finance
2022	$388	$11
2023	326	5
2024	260	—
2025	243	—
2026	208	—
2027 and thereafter	807	—
Total minimum payments	2,232	16
Less amounts representing interest	309	—
Present value of minimum payments	$1,923	$16
As of December 31, 2021, we had no material leases that were executed but not yet commenced.

Lessor Contracts
For the years ended December 31, 2021, 2020 and 2019, we recorded total lease income of $145 million, $133 million and $148 million, respectively, which relates to operating leases of our owned production facilities and office buildings. Lease payments received under these agreements consisted of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. During the fourth quarter of 2021, we completed the sales of a production facility and an office building, and as a result our future expected fixed lease income is not material (see Note 3).
12) FINANCIAL INSTRUMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures.  At December 31, 2021 and 2020, the carrying value of our outstanding notes and debentures was $17.66 billion and $19.61 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $21.5 billion and $24.5 billion, respectively.

Investments
At December 31, 2021 and 2020, we had investments of $627 million and $601 million, respectively, consisting of equity-method investments and equity investments without a readily determinable fair value. These investments are included in “Other assets” on the Consolidated Balance Sheets. We contributed $193 million, $59 million and $171 million to our investments during the years ended December 31, 2021, 2020 and 2019, respectively.

Our equity-method investments include a 50% interest in the broadcast network, The CW, as well as interests in several international television joint ventures including a 49% interest in Viacom18, a joint venture in India which owns and operates COLORS pay television channel. At December 31, 2021 and 2020, respectively, we had $568 million and $536 million of equity-method investments. For the years ended December 31, 2021 and 2020, “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations includes impairment charges of $34 million and $9 million, respectively, relating to television joint ventures.

The carrying value of our investments without a readily determinable fair value for which we have no significant

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

influence was $59 million and $65 million at December 31, 2021 and 2020, respectively.

For 2021, “Net gains from investments” of $47 million on the Consolidated Statement of Operations primarily includes a gain of $37 million on the sale of an investment without a readily determinable fair value and a gain of $9 million from an increase in the fair value of a marketable security, which was sold during the third quarter. For 2020, “Net gains from investments” of $206 million reflects a gain of $213 million related to an increase in the value of our investment in fuboTV, which was sold in the fourth quarter of 2020, partially offset by an impairment of investments without a readily determinable fair value of $7 million. For 2019, “Net gains from investments” of $85 million reflects an unrealized gain of $113 million resulting from increases in the fair value of marketable securities, which were sold in 2020, and gains of $22 million on the sale and acquisition of joint ventures, partially offset by an impairment charge of $50 million to write down an investment to its fair value.

In February 2022, we closed on an agreement with Comcast to form a joint venture to launch SkyShowtime, a new subscription streaming service that is expected to be available in more than 20 European territories and will include premium and original content from both parent companies. The partnership, which is owned and controlled equally by us and Comcast, is accounted for under the equity method.

Foreign Exchange Contracts
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

At December 31, 2021 and 2020, the notional amount of all foreign currency contracts was $1.94 billion and $1.27 billion, respectively. For 2021, $1.38 billion related to future production costs and $564 million related to our foreign currency balances and other expected foreign currency cash flows. For 2020, $740 million related to future production costs and $529 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2021	2020	Financial Statement Account
Non-designated foreign exchange contracts	$14	$(20)	Other items, net

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

13) FAIR VALUE MEASUREMENTS
Certain of our assets and liabilities are measured at fair value on a recurring basis. The table below presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

At December 31,	2021	2020
Assets:
Foreign currency hedges	$23	$20
Total Assets	$23	$20
Liabilities:
Deferred compensation	$435	$529
Foreign currency hedges	29	39
Total Liabilities	$464	$568
14) STOCKHOLDERS’ EQUITY
In general, the Company’s Class A Common Stock and Class B Common Stock have the same economic rights; however, holders of the Company’s Class B Common Stock do not have any voting rights, except as required by law. Holders of the Company’s Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of the Company’s Common Stock are entitled to vote.

Merger with Viacom
At the Effective Time of the Merger, (1) each share of Viacom Class A Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of our Class A Common Stock, and (2) each share of Viacom Class B Common Stock issued and outstanding immediately prior to the Effective Time, other than shares held directly by Viacom as treasury shares or held by CBS, was converted automatically into 0.59625 shares of our Class B Common Stock, resulting in the issuance of 29 million shares of our Class A Common Stock and 211 million shares of our Class B Common Stock. At the Effective Time, each share of CBS Class A Common Stock and each share of CBS Class B Common Stock issued and outstanding immediately prior to the Effective Time, remained an issued and outstanding share of our Class A Common Stock and our Class B Common Stock, respectively, and was not affected by the Merger.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Stock Offerings
On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock at a price to the public and liquidation preference of $100 per share, resulting in an aggregate liquidation preference of $1 billion. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. We have used and intend to continue to use the net proceeds for general corporate purposes, including investments in streaming.

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

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Dividends
We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2021 and 2020. During each of the years ended December 31, 2021 and 2020, we declared total per share dividends of $.96, resulting in total annual dividends of $625 million and $601 million, respectively. On December 19, 2019, we declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock, resulting in total dividends of $150 million. Prior to the Merger, Viacom and CBS each declared a quarterly cash dividend during each of the first three quarters of 2019. During the first three quarters of 2019, CBS declared total per share dividends of $.54, resulting in total dividends of $205 million. During the first three quarters of 2019, Viacom declared total per share dividends of $.60, resulting in total dividends of $245 million.

During each of the third and fourth quarters of 2021, we declared quarterly cash dividends of $1.4375 per share on our Mandatory Convertible Preferred Stock. During the second quarter of 2021, we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $44.2 million during the year ended December 31, 2021.

Treasury Stock
At December 31, 2021, we had $2.36 billion of authorization remaining under our share repurchase program. During 2021, we did not repurchase any shares of our common stock. During 2020, we repurchased 1.3 million shares of our Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share. During 2019, we repurchased 1.2 million shares of our Class B Common Stock under our share repurchase program for $50 million, at an average cost of $40.78 per share.

In the Merger, all shares of Viacom Class B Common Stock held by Viacom as treasury stock were canceled and recorded to additional paid-in-capital.

Conversion Rights
Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. Conversions of Class A Common Stock into Class B Common Stock were 11.6 million for 2021 and 12.2 million for 2019. For 2020, conversions of Class A Common Stock into Class B Common Stock were minimal.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations			Discontinued Operations
		Net Actuarial			Accumulated
	Cumulative	Loss and		Other	Other
	Translation	Prior		Comprehensive	Comprehensive
	Adjustments	Service Cost		Income (Loss) (a)	Loss
At December 31, 2018	$(445)	$(1,132)		$(31)	$(1,608)
Other comprehensive income (loss) before reclassifications	7	(205)		6	(192)
Reclassifications to net earnings	—	60	(b)	—	60
Other comprehensive income (loss)	7	(145)		6	(132)
Tax effects reclassified to retained earnings	—	(230)	(c)	—	(230)
At December 31, 2019	(438)	(1,507)		(25)	(1,970)
Other comprehensive income (loss) before reclassifications	135	(74)		5	66
Reclassifications to net earnings	—	72	(b)	—	72
Other comprehensive income (loss)	135	(2)		5	138
At December 31, 2020	(303)	(1,509)		(20)	(1,832)
Other comprehensive income (loss) before reclassifications	(142)	5		(3)	(140)
Reclassifications to net earnings	—	70	(b)	—	70
Other comprehensive income (loss)	(142)	75		(3)	(70)
At December 31, 2021	$(445)	$(1,434)		$(23)	$(1,902)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses, which for 2021 includes the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans (see Note 17), and amortization of prior service cost.
(c) Reflects the reclassification of certain income tax effects of federal tax legislation enacted in December 2017 (the “Tax Reform Act”) on items within accumulated other comprehensive loss to retained earnings upon the adoption of new FASB guidance.

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit for the years ended December 31, 2021, 2020 and 2019 of $25 million, $1 million and $44 million, respectively.
15) STOCK-BASED COMPENSATION
We have equity incentive plans (the “Plans”) under which stock options, RSUs and market-based performance share units (“PSUs”) are issued. The purpose of the Plans is to benefit and advance the interests of our company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of our company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. RSUs and PSUs accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting when the shares are delivered and are forfeited if the award does not vest. Upon exercise of stock options or vesting of RSUs and PSUs, we issue new shares from our existing authorization. At December 31, 2021, there were 38 million shares available for future grant under the Plans. Stock-based compensation awards were also granted under Viacom’s equity incentive plans until December 31, 2020. Upon exercise of outstanding stock options or vesting of RSUs and PSUs previously granted under Viacom’s equity incentive plans, shares may be issued from Viacom’s previous authorization or from treasury stock.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At the Effective Time of the Merger, each RSU for Viacom Class B common stock was converted into 0.59625 RSUs for the Company’s Class B Common Stock and each outstanding stock option for Viacom Class B common stock was converted into 0.59625 options for the Company’s Class B common stock. The exercise price of stock options was adjusted by dividing the exercise price of the Viacom stock options by 0.59625. At the Effective Time of the Merger, all outstanding PSU awards for which the performance period had not been completed were converted into time-based RSUs based on the target number of shares included in the terms of the original PSU award. RSU and stock option information is presented herein as if Viacom and CBS had been combined for or all periods presented, unless otherwise noted.

The following table summarizes stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019.

Year Ended December 31,	2021	2020	2019
RSUs and PSUs	$163	$167	$169
Stock options	9	19	27
Compensation cost included in operating and SG&A expense	172	186	196
Compensation cost included in restructuring and other corporate matters (a)	20	88	90
Stock-based compensation expense, before income taxes	192	274	286
Related tax benefit	(41)	(54)	(58)
Stock-based compensation expense, net of tax benefit	$151	$220	$228
(a) Reflects accelerations as a result of restructuring activities, as well as accelerations triggered by the Merger in 2019.

Included in net earnings from discontinued operations was stock-based compensation expense of $3 million, $10 million, and $5 million for the years 2021, 2020, and 2019, respectively.

RSUs and PSUs
Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a one- to four-year service period. Certain RSU awards are also subject to satisfying internal performance conditions. Compensation expense is recorded based on the probable outcome of the internal performance conditions and subsequently adjusted to the actual outcome of the performance condition. Forfeitures for RSUs are estimated on the date of grant based on historical forfeiture rates. We adjust compensation expense based on actual forfeitures and on an annual basis we revise the forfeiture rate as necessary.

During 2021 and 2020, we also granted PSU awards. The number of shares to be issued upon vesting of these PSUs is based on the total shareholder return of the Company’s Class B Common Stock measured against the companies comprising the S&P 500 Index over a designated measurement period, and for certain 2021 awards is also based on the achievement of established operating goals. The fair value of PSU awards with a market condition is determined using a Monte Carlo simulation model. Compensation expense for PSUs is expensed over the required employee service period. The fair value of the PSU awards granted during the years ended December 31, 2021 and 2020 was $3 million and $34 million, respectively. There were no PSU awards granted in 2019.

The weighted average grant date fair value of RSUs and PSUs granted was $35.80, $32.35 and $41.71 in 2021, 2020, and 2019, respectively. The total market value of RSUs and PSUs that vested during 2021, 2020, and 2019 was $260 million, $222 million and $159 million, respectively. Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2021 was $199 million, which is expected to be recognized over a weighted average period of 2.3 years.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes our RSU and PSU share activity:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2020	14,000,630	$38.91
Granted	486,315	$35.80
Vested	(6,238,540)	$40.94
Forfeited	(517,741)	$37.91
Non-vested at December 31, 2021	7,730,664	$37.14

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
There were no stock option grants during 2021, 2020, and 2019.
Total unrecognized compensation cost related to non-vested stock option awards at December 31, 2021 was $3 million, which is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes our stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2020	14,140,724	$60.72
Exercised	(7,532,834)	$55.19
Forfeited or expired	(405,315)	$115.51
Outstanding at December 31, 2021	6,202,575	$63.85
Exercisable at December 31, 2021	5,700,778	$64.78
The following table summarizes other information relating to stock option exercises during the years ended December 31, 2021, 2020 and 2019.

Year Ended December 31,	2021	2020	2019
Cash received from stock option exercises	$408	$5	$15
Tax benefit of stock option exercises	$29	$1	$4
Intrinsic value of stock option exercises	$128	$2	$15
At December 31, 2021, stock options outstanding and exercisable have a weighted average remaining contractual life of 2.60 years and 2.40 years, respectively. There was no intrinsic value for options outstanding and exercisable, based on our closing stock price of $30.18 at December 31, 2021.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

16) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2021	2020	2019
United States	$4,106	$2,353	$2,225
Foreign	1,100	794	998
Total	$5,206	$3,147	$3,223
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2021	2020	2019
Current:
Federal	$179	$160	$370
State and local	138	73	164
Foreign	239	180	202
Total current	556	413	736
Deferred:
Federal	249	146	(67)
State and local	49	42	(43)
Foreign	(208)	(66)	(655)
Total deferred	90	122	(765)
Provision (benefit) for income taxes	$646	$535	$(29)
In addition, included in net earnings from discontinued operations was an income tax provision of $57 million, $38 million and $32 million for 2021, 2020, and 2019, respectively.

The equity in loss of investee companies is shown net of tax on the Consolidated Statements of Operations. The tax benefit relating to losses from equity investments was $49 million in 2021 and $19 million in both 2020 and 2019, which represented an effective tax rate of 35.0%, 40.4% and 26.4% for 2021, 2020, and 2019, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,	2021	2020	2019
Taxes on income at U.S. federal statutory rate	$1,093	$661	$676
State and local taxes, net of federal tax benefit	190	116	116
Effect of foreign operations	(141)	(98)	(49)
Noncontrolling interests	(13)	(52)	(2)
U.K. statutory rate change	(260)	(100)	—
Reorganization of foreign operations (a)	(229)	—	(768)
Bankruptcy of an investee	—	—	(39)
Tax benefits from positions relating to the Tax Reform Act (b)	—	—	(44)
Merger-related costs	—	—	41
Excess tax (benefit) deficiency from stock-based compensation	(8)	29	20
Other, net	14	(21)	20
Provision (benefit) for income taxes	$646	$535	$(29)
(a) For 2021, reflects a tax benefit from the recognition of a capital loss associated with a change in the tax entity classification of a foreign subsidiary. For 2019, reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. The related deferred tax asset is primarily expected to be realized over a 25-year period.
(b) Reflects tax benefits realized in connection with the preparation of the 2018 federal tax return, based on further clarity provided by the United States government on tax positions relating to the Tax Reform Act.
The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2021	2020
Deferred income tax assets:
Reserves and other accrued liabilities	$369	$476
Pension, postretirement and other employee benefits	679	772
Lease liability	465	466
Tax credit and loss carryforwards	428	448
Other	23	56
Total deferred income tax assets	1,964	2,218
Valuation allowance	(581)	(593)
Deferred income tax assets, net	1,383	1,625
Deferred income tax liabilities:
Intangible assets	(523)	(460)
Unbilled licensing receivables	(76)	(237)
Lease asset	(391)	(400)
Property, equipment and other assets	(171)	(198)
Financing obligations	(65)	(71)
Other	(14)	(44)
Total deferred income tax liabilities	(1,240)	(1,410)
Deferred income tax assets, net	$143	$215
In addition to the amounts reflected in the table above, included in “Assets of discontinued operations” on the Consolidated Balance Sheets are net deferred income tax assets of $80 million and $93 million at December 31, 2021 and 2020, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2021, we had deferred income tax assets for federal foreign tax credit carryforwards of $40 million and net operating loss carryforwards for federal, state and local, and foreign jurisdictions of approximately $282 million, the majority of which expire in various years from 2022 through 2039.

The 2021 and 2020 deferred income tax assets were reduced by a valuation allowance of $581 million and $593 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes and as a result, for substantially all of our foreign subsidiaries, we do not intend to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, and withholding taxes. Accordingly, we recorded deferred income tax liabilities associated with future repatriations, which were not material to the consolidated financial statements. Additional income taxes have not been provided for outside basis differences inherent in these entities, which could be recognized upon sale or other transaction, as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2019	$446
Additions for current year tax positions	49
Additions for prior year tax positions	67
Reductions for prior year tax positions	(26)
Cash settlements	(149)
Statute of limitations lapses	(3)
At December 31, 2019	384
Additions for current year tax positions	15
Additions for prior year tax positions	18
Reductions for prior year tax positions	(34)
Cash settlements	(2)
Statute of limitations lapses	(9)
Reclassification to deferred income tax liability	(64)
At December 31, 2020	308
Additions for current year tax positions	23
Additions for prior year tax positions	32
Reductions for prior year tax positions	(45)
Cash settlements	(6)
Statute of limitations lapses	(11)
At December 31, 2021	$301
The reserve for uncertain tax positions of $301 million at December 31, 2021 includes $271 million which would affect our effective income tax rate, including discontinued operations, if and when recognized in future years. We recognized interest and penalties of $14 million, $16 million and $24 million for the years ended December 31, 2021, 2020 and 2019, respectively, in the Consolidated Statements of Operations. As of December 31, 2021 and 2020, we have recorded liabilities for accrued interest and penalties of $56 million and $57 million, respectively, on the Consolidated Balance Sheets.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, we are currently under examination by the IRS for the 2017 and 2018 tax years. For Viacom, the Company and the IRS settled the income tax audit for the 2014 and 2015 tax years during the second quarter of 2021. The IRS commenced its examination of Viacom’s 2016 through 2019 tax years in November 2021. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
17) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. Our pension plans consist of both funded and unfunded plans. The majority of participants in these plans are retired employees or former employees of previously divested businesses. In November 2020, our remaining defined benefit pension plans subject to benefit accruals, which were sponsored by CBS prior to the Merger, were amended to freeze future benefit accruals and benefits were enhanced under defined contribution plans that were previously sponsored by CBS, both of which are effective January 1, 2021. As a result of the pension plan amendments, a curtailment gain of $79 million associated with the elimination of benefit accruals for future services of the impacted employees was reflected in unrecognized actuarial loss included within “Accumulated other comprehensive loss” on the Consolidated Balance Sheet for the year ended December 31, 2020. Plan benefits are based primarily on an employee’s years of service and pay for each year that the employee participated in the plan. We fund our pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable law, rules and regulations. Plan assets consist principally of corporate bonds, equity securities, common collective trust funds, U.S. government securities and short-term investments. The Company’s Common Stock represented approximately 1.5% and 1.8% of the fair value of plan assets at December 31, 2021 and 2020, respectively.

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

The pension plan disclosures herein include information related to our domestic pension and postretirement benefit plans only, unless otherwise noted. At December 31, 2021 and 2020, the Consolidated Balance Sheets also include a liability of $53 million and $77 million, respectively, in “Pension and postretirement benefit obligations” relating to our non-U.S. pension plans and certain other retirement severance plans.

We use a December 31 measurement date for all pension and other postretirement benefit plans.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in benefit obligation for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation, beginning of year	$5,162	$4,963	$322	$360
Service cost	—	30	1	2
Interest cost	145	164	8	11
Actuarial (gain) loss	(45)	408	(18)	(8)
Curtailment gain	—	(79)	—	—
Benefits paid	(320)	(324)	(46)	(58)
Settlements paid	(33)	—	—	—
Participants’ contributions	—	—	5	12
Retiree Medicare drug subsidy	—	—	4	3
Benefit obligation, end of year	$4,909	$5,162	$276	$322
The actuarial gain of $45 million, included in the change in benefit obligation for pension benefits in 2021, was driven by a 30 basis point increase in the discount rate from December 31, 2020 to December 31, 2021.

The following table sets forth the change in plan assets for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Change in plan assets:
Fair value of plan assets, beginning of year	$3,347	$3,176	$—	$—
Actual return on plan assets	116	429	—	—
Employer contributions	81	66	37	43
Benefits paid	(320)	(324)	(46)	(58)
Settlements paid	(33)	—	—	—
Participants’ contributions	—	—	5	12
Retiree Medicare drug subsidy	—	—	4	3
Fair value of plan assets, end of year	$3,191	$3,347	$—	$—
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2021	2020	2021	2020
Funded status at end of year	$(1,718)	$(1,815)	$(276)	$(322)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$7	$7	$—	$—
Current liabilities	(73)	(85)	(35)	(38)
Noncurrent liabilities	(1,652)	(1,737)	(241)	(284)
Net amounts recognized	$(1,718)	$(1,815)	$(276)	$(322)
Our qualified pension plans were underfunded by $655 million and $712 million at December 31, 2021 and 2020, respectively.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2021	2020	2021	2020
Net actuarial (loss) gain	$(2,068)	$(2,144)	$143	$140
Net prior service cost	(1)	(1)	—	—
Share of equity investee	(1)	(2)	—	—
	(2,070)	(2,147)	143	140
Deferred income taxes	541	560	(14)	(13)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,529)	$(1,587)	$129	$127
The accumulated benefit obligation for all defined benefit pension plans was $4.91 billion and $5.16 billion at December 31, 2021 and 2020, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2021	2020
Projected benefit obligation	$4,908	$5,161
Accumulated benefit obligation	$4,908	$5,161
Fair value of plan assets	$3,184	$3,340
The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2021	2020	2019	2021	2020	2019
Components of net periodic cost:
Service cost	$—	$30	$28	$1	$2	$1
Interest cost	145	164	191	8	11	16
Expected return on plan assets	(188)	(194)	(183)	—	—	—
Amortization of actuarial losses (gains)	93	103	94	(15)	(15)	(18)
Amortization of prior service cost	—	2	1	—	1	1
Settlements (a)	10	—	—	—	—	—
Net periodic cost (b)	$60	$105	$131	$(6)	$(1)	$—
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
(b) Includes amounts reflected in net earnings from discontinued operations of $3 million for 2021, $5 million for 2020 and $6 million for 2019.
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net.”

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2021	2020	2019	2021	2020	2019
Other comprehensive income (loss):
Actuarial (loss) gain	$(27)	$(173)	$(246)	$18	$8	$(9)
Share of equity investee	1	—	—	—	—	—
Curtailment gain	—	79	—	—	—	—
Settlements	10	—	—	—	—	—
Amortization of actuarial losses (gains)	93	103	94	(15)	(15)	(18)
Amortization of prior service cost	—	2	1	—	1	1
	77	11	(151)	3	(6)	(26)
Deferred income taxes	(19)	(3)	37	(1)	1	5
Recognized in other comprehensive income (loss), net of tax	$58	$8	$(114)	$2	$(5)	$(21)

	Pension Benefits			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	3.2%	2.9%	3.5%	3.0%	2.6%	3.3%
Rate of compensation increase	—%	—%	3.0%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	2.9%	3.4%	4.5%	2.6%	3.3%	4.4%
Expected long-term return on plan assets	5.9%	6.4%	6.6%	N/A	N/A	N/A
Cash balance interest crediting rate	5.0%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	—%	3.0%	3.0%	N/A	N/A	N/A
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

The following additional assumptions were used in accounting for postretirement benefits.

	2021	2020
Projected health care cost trend rate (pre-65)	7.0%	6.6%
Projected health care cost trend rate (post-65)	7.0%	6.6%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2030	2025

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Plan Assets
The ViacomCBS Investments Committee (the “Committee”) determines the strategy for the investment of pension plan assets. The Committee establishes target asset allocations for our pension plan trusts based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s domestic pension plans is to invest between 60% - 68% in liability hedging assets, 22% - 30% in equity securities, 3% - 10% in real estate and real assets and the remainder in cash, cash equivalents and other investments. At December 31, 2021, the trusts were invested approximately 60% in liability hedging assets, 29% in equity securities, 7% in real estate and real assets, and the remainder in cash, cash equivalents and other investments. Liability hedging assets consist of a diversified portfolio of fixed income instruments that are substantially investment grade, with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

The following tables set forth our pension plan assets measured at fair value on a recurring basis at December 31, 2021 and 2020. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. See Note 13 for a description of the levels within this hierarchy. There are no investments categorized as Level 3.

At December 31, 2021	Level 1	Level 2	Total
Cash and cash equivalents (a) (b)	$83	$5	$88
Fixed income securities:
U.S. treasury securities	164	—	164
Government-related securities	—	175	175
Corporate bonds (c)	—	1,448	1,448
Mortgage-backed and asset-backed securities	—	76	76
Equity securities:
U.S. large capitalization	72	—	72
U.S. small capitalization	81	—	81
Other	—	14	14
Total assets in fair value hierarchy	$400	$1,718	$2,118
Common collective funds measured at net asset value (d) (e)			1,013
Limited partnerships measured at net asset value (d)			18
Mutual funds measured at net asset value (d)			42
Investments, at fair value			$3,191

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2020	Level 1	Level 2	Total
Cash and cash equivalents (a)	$8	$—	$8
Fixed income securities:
U.S. treasury securities	78	—	78
Government-related securities	—	167	167
Corporate bonds (c)	—	1,634	1,634
Mortgage-backed and asset-backed securities	—	56	56
Equity securities:
U.S. large capitalization	82	—	82
U.S. small capitalization	79	—	79
Other	—	30	30
Total assets in fair value hierarchy	$247	$1,887	$2,134
Common collective funds measured at net asset value (d) (e)			1,149
Limited partnerships measured at net asset value (d)			18
Mutual funds measured at net asset value (d)			46
Investments, at fair value			$3,347
(a)  Assets categorized as Level 2 reflect investments in money market funds.
(b) On January 3, 2022, the trust that held the assets of the Viacom pension plan was merged into the trust that holds the assets of the remainder of ViacomCBS' domestic plans. As part of this merger, certain of the transferred assets were liquidated, which resulted in a higher level of cash and cash equivalents at December 31, 2021.
(c)  Securities of diverse sectors and industries, substantially all investment grade.
(d)  In accordance with FASB guidance investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
(e)  Underlying investments consist mainly of U.S. large capitalization and international equity securities.
Money market investments are carried at amortized cost which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of investments in common collective funds and mutual funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of U.S. treasury securities is determined based on quoted market prices in active markets. The fair value of government related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs including recent trading activity for comparable securities and broker quoted prices. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer quotes, projected cash flows and market information. The fair value of limited partnerships has been estimated using the NAV of the ownership interest. The NAV is determined using quarterly financial statements issued by the partnership which determine the value based on the fair value of the underlying investments.

Future Benefit Payments
Estimated future benefit payments are as follows:

	2022	2023	2024	2025	2026	2027-2031
Pension	$322	$317	$315	$314	$312	$1,455
Postretirement	$40	$37	$34	$31	$29	$108
Retiree Medicare drug subsidy	$5	$4	$4	$4	$4	$18

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In 2022, we expect to make no contributions to our qualified pension plans for minimum funding requirements under ERISA and $74 million to our non-qualified pension plans to satisfy benefit payments due under these plans. Also in 2022, we expect to contribute approximately $40 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

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

The table below presents information concerning our participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2021	2020	2021	2020	2019
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$17	$13	$12	6/30/2023
Directors Guild of America - Producer	95-2892780-001	Green	Green	23	16	19	6/30/2023
Producer-Writers Guild of America	95-2216351-001	Green	Green	26	22	26	5/1/2023
Screen Actors Guild - Producers	95-2110997-001	Green	Green	45	24	43	6/30/2023
Motion Picture Industry	95-1810805-001	Green	Green	66	35	43	(c)
I.A.T.S.E. Local No. 33 Pension Trust Fund	95-6377503-001	Green	Green	10	3	5	12/31/2022
Other Plans				16	7	16
	Total contributions			$203	$120	$164
(a) The zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2021 and 2020. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in AFTRA Retirement Plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended November 30, 2020.
(c) The expiration dates range from May 15, 2021 through March 2, 2022.

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

We also contribute to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $184 million, $95 million and $89 million for the years ended December 31, 2021, 2020 and 2019, respectively. We recognize the

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.
Defined Contribution Plans
We sponsor defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $106 million, $91 million and $95 million for the years ended December 31, 2021, 2020 and 2019, respectively.
18) REDEEMABLE NONCONTROLLING INTEREST
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the years ended December 31, 2021, 2020 and 2019 is presented below.

Year Ended December 31,	2021	2020	2019
Beginning balance	$197	$254	$239
Net earnings	14	11	14
Distributions	(5)	(15)	(16)
Translation adjustment	(5)	7	8
Redemption value adjustment	(94)	(60)	9
Ending balance	$107	$197	$254
19) SEGMENT INFORMATION
The following tables set forth our financial performance by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services. Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments (see Note 1).
In the first quarter of 2021, we began separately presenting streaming revenues in the categories we use to disaggregate our revenues (see Note 9).

Year Ended December 31,	2021	2020	2019
Revenues:
Advertising	$5,377	$4,639	$5,649
Affiliate	2,803	2,614	2,208
Streaming	1,551	911	701
Licensing and other	3,200	2,536	3,366
TV Entertainment	12,931	10,700	11,924
Advertising	3,907	3,721	4,483
Affiliate	5,591	5,409	5,685
Streaming	2,642	1,650	1,013
Licensing and other	2,060	1,809	1,268
Cable Networks	14,200	12,589	12,449
Theatrical	241	180	547
Licensing and other	2,829	2,382	2,443
Filmed Entertainment	3,070	2,562	2,990
Eliminations/Corporate (a)	(1,615)	(566)	(365)
Total Revenues	$28,586	$25,285	$26,998
(a) In 2019, the elimination of intercompany revenues was partially offset by ancillary revenues recorded by our corporate operations.

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

Year Ended December 31,	2021	2020	2019
Intercompany Revenues:
TV Entertainment	$348	$285	$226
Cable Networks	625	79	53
Filmed Entertainment	642	202	117
Total Intercompany Revenues	$1,615	$566	$396
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

Year Ended December 31,	2021	2020	2019
Adjusted OIBDA:
TV Entertainment	$1,083	$1,857	$2,443
Cable Networks	3,747	3,746	3,515
Filmed Entertainment	368	215	80
Corporate/Eliminations	(582)	(500)	(449)
Stock-based compensation	(172)	(186)	(196)
Depreciation and amortization	(390)	(430)	(438)
Restructuring and other corporate matters	(100)	(618)	(769)
Programming charges	—	(159)	(589)
Net gain on sales	2,343	214	549
Operating income	6,297	4,139	4,146
Interest expense	(986)	(1,031)	(962)
Interest income	53	60	66
Net gains from investments	47	206	85
Loss on extinguishment of debt	(128)	(126)	—
Other items, net	(77)	(101)	(112)
Earnings from continuing operations before income taxes and equity in loss of investee companies	5,206	3,147	3,223
(Provision) benefit for income taxes	(646)	(535)	29
Equity in loss of investee companies, net of tax	(91)	(28)	(53)
Net earnings from continuing operations	4,469	2,584	3,199
Net earnings from discontinued operations, net of tax	162	117	140
Net earnings (ViacomCBS and noncontrolling interests)	4,631	2,701	3,339
Net earnings attributable to noncontrolling interests	(88)	(279)	(31)
Net earnings attributable to ViacomCBS	$4,543	$2,422	$3,308

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2021	2020	2019
Depreciation and Amortization:
TV Entertainment	$126	$162	$150
Cable Networks	191	205	219
Filmed Entertainment	38	36	37
Corporate	35	27	32
Total Depreciation and Amortization	$390	$430	$438

Year Ended December 31,	2021	2020	2019
Capital Expenditures:
TV Entertainment	$98	$112	$113
Cable Networks	138	110	166
Filmed Entertainment	34	37	43
Corporate	84	65	23
Total Capital Expenditures	$354	$324	$345

At December 31,	2021	2020
Assets:
TV Entertainment	$20,719	$19,443
Cable Networks	24,515	23,139
Filmed Entertainment	6,942	6,440
Corporate/Eliminations	4,884	2,202
Discontinued Operations	1,560	1,439
Total Assets	$58,620	$52,663

Year Ended December 31,	2021	2020	2019
Revenues: (a)
United States	$23,320	$20,690	$21,449
International	5,266	4,595	5,549
Total Revenues	$28,586	$25,285	$26,998
(a) Revenue classifications are based on customers’ locations.

At December 31,	2021	2020
Long-lived Assets: (a)
United States	$16,075	$13,435
International	897	785
Total Long-lived Assets	$16,972	$14,220
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

Our programming and talent commitments, estimated to aggregate $32.63 billion as of December 31, 2021, include $28.40 billion for sports programming rights and $4.23 billion relating to the production and licensing of television and film programming, including talent contracts. We also have committed purchase obligations which include agreements to purchase goods or services in the future that totaled $1.38 billion as of December 31, 2021.

Other long-term contractual obligations recorded on the Consolidated Balance Sheet include program liabilities, participations, residuals, and a tax liability resulting from the enactment of the Tax Reform Act in December 2017. This tax liability reflects the remaining tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS in 2024 and 2025.

At December 31, 2021, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Payments Due by Period
							2027 and
	Total	2022	2023	2024	2025	2026	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments	$32,634	$3,032	$3,442	$3,094	$2,498	$2,429	$18,139
Purchase obligations	$1,384	$468	$453	$253	$129	$19	$62

On-Balance Sheet Arrangements
Other long-term contractual obligations	$1,823	$—	$867	$478	$354	$117	$7
We also have long-term operating and finance lease commitments for office space, equipment, transponders and studio facilities, which are recorded on the Consolidated Balance Sheet at December 31, 2021. See Note 11 for details of our operating and finance lease commitments.

Guarantees
Letters of Credit and Surety Bonds. We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At December 31, 2021, the outstanding letters of credit and surety bonds approximated $176 million and were not recorded on the Consolidated Balance Sheet.
CBS Television City. In connection with the sale of CBS Television City in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at December 31, 2021 is a liability of $76 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.
Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players. These lease commitments amounted to $50 million as of December 31, 2021, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of Merger dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. On January 27, 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. Discovery on the surviving claims is proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

Beginning on November 25, 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. On January 23, 2020, the Court consolidated the four lawsuits. On February 6, 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. On February 28, 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On May 22, 2020, the defendants filed motions to dismiss. On December 29, 2020, the Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims is proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

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

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We have reached an agreement in principle with the plaintiffs to settle the lawsuit. The settlement, which will include no admission of liability or wrongdoing by the Company, will be subject to court approval. All amounts payable by the Company under the settlement will be paid by the Company’s insurers.

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

Litigation Related to Stock Offerings
On August 13, 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and on November 5, 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. On December 22, 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which are pending. The Complaint seeks unspecified compensatory damages, as well as other relief. We believe that the claims are without merit and intend to defend against them vigorously.

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2021, we had pending approximately 27,770 asbestos claims, as compared with approximately 30,710 as of December 31, 2020 and 30,950 as of December 31, 2019. During 2021, we received approximately 3,050 new claims and closed or moved to an inactive docket approximately 5,990 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
21) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of Other items, net on the Consolidated Statements of Operations.

Year Ended December 31,	2021	2020	2019
Pension and postretirement benefit costs	$(43)	$(69)	$(99)
Foreign exchange losses	(26)	(35)	(18)
Pension settlement charge (a)	(10)	—	—
Other	2	3	5
Other items, net	$(77)	$(101)	$(112)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.

VIACOMCBS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Supplemental Cash Flow Information

Year Ended December 31,	2021	2020	2019
Cash paid for interest	$970	$965	$922

Cash paid for income taxes:
Continuing operations	$291	$411	$560
Discontinued operations	43	55	38
Total cash paid for income taxes	$334	$466	$598
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

At December 31,	2021	2020
Total assets	$1,578	$1,385

Total liabilities	$184	$197

Year Ended December 31,	2021	2020 (b)
Revenues (a)	$576	$705

Operating income (a)	$43	$498
(a) Revenues and operating income from our consolidated VIEs were not significant for 2019.
(b) The revenue and operating income include the licensing of the streaming rights to South Park by a consolidated 51%-owned VIE in 2020.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon are set forth in Item 8, on pages II-38 and II-39, of this report.

Item 9B.	Other Information.
On February 14, 2022, we entered into an amendment to our amended credit agreement to modify the definition of consolidated total leverage ratio therein to allow unrestricted cash and cash equivalents to be netted against consolidated indebtedness through June 2024.

For more information on the amendment, see the full text of the amendment, a copy of which is attached as Exhibit 10(hh) to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to the Company’s directors will be contained in the Proxy Statement for the Company’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Our Board of Directors” and “Item 1 — Election of Directors,” which information is incorporated herein by reference.

The information required by this item with respect to the Company’s executive officers is contained in Part I of this Form 10-K under the caption “Our Executive Officers.”

Item 11.	Executive Compensation.

The information required by this item will be contained in the Proxy Statement under the headings “Our Board of Directors,” “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report,” which information is incorporated herein by reference.

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

The information required by this item will be contained in the Proxy Statement under the headings “Related Person Transactions” and “Our Board of Directors,” which information is incorporated herein by reference.

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

None.

IV-1

VIACOMCBS INC. AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Expenses and Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2021	$85	$8	$13	$80
Year ended December 31, 2020	$80	$32	$27	$85
Year ended December 31, 2019	$81	$25	$26	$80

Valuation allowance on deferred tax assets:
Year ended December 31, 2021	$593	$63	$75	$581
Year ended December 31, 2020	$547	$67	$21	$593
Year ended December 31, 2019	$838	$76	$367	$547

Reserves for inventory obsolescence:
Year ended December 31, 2021	$58	$—	$11	$47
Year ended December 31, 2020	$57	$3	$2	$58
Year ended December 31, 2019	$54	$5	$2	$57

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

(b)
Amended and Restated Bylaws of ViacomCBS Inc., effective as of February 22, 2021 (incorporated by reference to Exhibit 3(b) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).

(c)
Certificate of Designations of the 5.75% Mandatory Convertible Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed March 26, 2021) (File No. 001-09553).

(4)		Instruments defining the rights of security holders, including indentures
	(a)	Specimen Certificate of the Mandatory Convertible Preferred Stock (included in Exhibit 3(c) above).
	(b)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).
(c)
Amended and Restated Senior Indenture dated as of November 3, 2008 (“2008 Indenture”) among CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 of CBS Corporation filed November 3, 2008) (Registration No. 333‑154962) (File No. 001‑09553).

(d)
First Supplemental Indenture to 2008 Indenture dated as of April 5, 2010 among CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K of CBS Corporation filed April 5, 2010) (File No. 001‑09553).

(e)
Indenture, dated as of April 12, 2006, between Viacom Inc. and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Viacom Inc. filed April 17, 2006) (File No. 001-32686).

(f)
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

(g)
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

	(iv)	Performance Share Units (incorporated by reference to Exhibit 10(b)(iv) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
	(v)	Restricted Share Units (incorporated by reference to Exhibit 10(b)(v) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
(c)
CBS Retirement Excess Pension Plan (as amended and restated as of December 31, 2005) (incorporated by reference to Exhibit 10(o) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2005) (File No. 001‑09553) (as Part A was amended by Amendment No. 1 as of January 1, 2009) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2010) (File No. 001‑09553) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (File No. 001‑09553) (as Part B was amended by Amendment No. 1, effective as of December 31, 2020) (incorporated by reference to
Exhibit 10(c) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*

(d)
ViacomCBS Excess 401(k) Plan for Designated Senior Executives - Part A (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

(e)
ViacomCBS Excess 401(k) Plan for Designated Senior Executives - Part B (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

(f)
ViacomCBS Bonus Deferral Plan for Designated Senior Executives - Part A (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

(g)
ViacomCBS Bonus Deferral Plan for Designated Senior Executives - Part B (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(f) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

(h)	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).*
(i)	Forms of Terms and Conditions to the Certificates for equity awards under the Viacom Inc. 2016 Long-Term Management Incentive Plan:
	(i)	Stock Options (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(ii)	Restricted Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(iii)	Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended December 31, 2018) (File No. 001-32686).*
	(iv)	Performance Share Units (incorporated by reference to Exhibit 10(g)(iv) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
	(v)	Restricted Share Units (incorporated by reference to Exhibit 10(g)(v) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
(j)
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
Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated as of October 1, 2021
(incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

____________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
(l)
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated as of October 1, 2021
(incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

(m)
Summary of ViacomCBS Inc. Compensation for Outside Directors (as of January 31, 2019) (incorporated by reference to Exhibit 10(g) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(n)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(o)
CBS Corporation Deferred Compensation Plan for Outside Directors (as amended and restated as of January 29, 2015) (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(p)
CBS Corporation 2005 RSU Plan for Outside Directors (as amended and restated through January 29, 2015) (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(q)
CBS Corporation 2015 Equity Plan for Outside Directors (effective May 21, 2015) (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

(r)
Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 (incorporated by reference to Exhibit B to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686), as further amended and restated as of May 18, 2016 (incorporated by reference to Exhibit 10.2 to the Quarterly Report of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*

(s)
CBS Corporation Senior Executive Retention Plan, including the form of Letter to Participants (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4 of CBS Corporation filed October 17, 2019 (Registration No. 333-234238) (File No. 001-09553).*

(t)
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

____________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.		Description of Document
	(dd)	Plans assumed by Former Viacom after the merger with former CBS Corporation in May 2000, consisting of the following:
(i)
CBS Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(h) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(i) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (incorporated by reference to Exhibit 10(kk)(i) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001‑09553).*

(ii)
CBS Bonus Supplemental Executive Retirement Plan (as amended as of April 1, 1999) (incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977) (as amended by Part B, effective as of January 1, 2009, as amended and restated as of January 1, 2012) (incorporated by reference to Exhibit 10(t)(ii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2012) (as Part B was amended, effective as of December 31, 2020) (incorporated by reference to Exhibit 10(kk)(ii) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001‑09553).*

(iii)
CBS Supplemental Employee Investment Fund (as amended as of January 1, 1998) (incorporated by reference to Exhibit 10(j) to the Quarterly Report on Form 10‑Q of CBS for the quarter ended September 30, 1999) (File No. 001‑00977).*

(ee)
Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(ff)
Amended and Restated $3.5 Billion Credit Agreement, dated as of January 23, 2020 (the “Credit Agreement”), among ViacomCBS Inc.; the Subsidiary Borrowers party thereto; the Lenders named therein; JPMorgan Chase Bank, N.A., as Administrative Agent; Citibank, N.A., Bank of America, N.A. and Wells Fargo Bank, National Association, as Syndication Agents; and Deutsche Bank Securities Inc., Goldman Sachs Bank USA, Mizuho Bank, Ltd. and Morgan Stanley MUFG Loan Partners, LLC, as Documentation Agents (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed January 23, 2020) (File No. 001-09553).

(gg)
Amendment No. 1 to the Credit Agreement, dated as of December 9, 2021, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed December 14, 2021) (File No. 001-09553).

	(hh)	Amendment No. 2 to the Credit Agreement, dated as of February 14, 2022, by and among the parties listed therein (filed herewith).
(ii)
Settlement and Release Agreement effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(jj)
Amendment No. 1 to the Settlement and Release Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(kk)
Support Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(ll)
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
Date: February 15, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of ViacomCBS Inc. and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Bakish	President and Chief Executive Officer; Director (Principal Executive Officer)	February 15, 2022
Robert M. Bakish

/s/ Naveen Chopra	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 15, 2022
Naveen Chopra

/s/ Katherine Gill-Charest	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 15, 2022
Katherine Gill-Charest

*	Director	February 15, 2022
Candace K. Beinecke

*	Director	February 15, 2022
Barbara M. Byrne

*	Director	February 15, 2022
Linda M. Griego

*	Director	February 15, 2022
Robert N. Klieger

	Signature	Title	Date

	*	Director	February 15, 2022
Judith A. McHale

	*	Director	February 15, 2022
Ronald L. Nelson

	*	Director	February 15, 2022
Charles E. Phillips, Jr.

	*	Chair	February 15, 2022
Shari Redstone

	*	Director	February 15, 2022
Susan Schuman

	*	Director	February 15, 2022
Nicole Seligman

	*	Director	February 15, 2022
Frederick O. Terrell

*By:	/s/ Christa A. D’Alimonte		February 15, 2022
Christa A. D’Alimonte Attorney-in-Fact for Directors