Form 10-Q
period 2022-03-31
Paramount Global
filed 2022-05-03
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission File Number 001-09553
Paramount Global
(Exact name of registrant as specified in its charter)

Delaware			04-2949533
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1515 Broadway	New York,	New York	10036
(Address of principal executive offices)			(Zip Code)
(212) 258-6000
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	PARAA	The Nasdaq Stock Market LLC
Class B Common Stock, $0.001 par value	PARA	The Nasdaq Stock Market LLC
5.75% Series A Mandatory Convertible Preferred Stock, $0.001 par value	PARAP	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at April 28, 2022:
Class A Common Stock, par value $.001 per share— 40,705,676
Class B Common Stock, par value $.001 per share— 608,394,842

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues	$7,328	$7,412
Costs and expenses:
Operating	4,796	4,363
Selling, general and administrative	1,619	1,422
Depreciation and amortization	96	99
Restructuring and other corporate matters	57	—
Total costs and expenses	6,568	5,884
Gain on sales	15	—
Operating income	775	1,528
Interest expense	(240)	(259)
Interest income	21	13
Loss on extinguishment of debt	(73)	(128)
Other items, net	(13)	1
Earnings from continuing operations before income taxes and equity in loss of investee companies	470	1,155
Provision for income taxes	(34)	(226)
Equity in loss of investee companies, net of tax	(37)	(18)
Net earnings from continuing operations	399	911
Net earnings from discontinued operations, net of tax	42	12
Net earnings (Paramount and noncontrolling interests)	441	923
Net earnings attributable to noncontrolling interests	(8)	(12)
Net earnings attributable to Paramount	$433	$911

Amounts attributable to Paramount:
Net earnings from continuing operations	$391	$899
Net earnings from discontinued operations, net of tax	42	12
Net earnings attributable to Paramount	$433	$911

Basic net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$.58	$1.44
Net earnings from discontinued operations	$.06	$.02
Net earnings	$.65	$1.46

Diluted net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$.58	$1.42
Net earnings from discontinued operations	$.06	$.02
Net earnings	$.64	$1.44

Weighted average number of common shares outstanding:
Basic	649	622
Diluted	651	631
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2022	2021
Net earnings (Paramount and noncontrolling interests)	$441	$923
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(40)	(66)
Recognition of net actuarial loss and prior service costs	16	13
Other comprehensive loss from continuing operations, net of tax (Paramount and noncontrolling interests)	(24)	(53)
Other comprehensive income from discontinued operations	2	2
Comprehensive income	419	872
Less: Comprehensive income attributable to noncontrolling interests	8	11
Comprehensive income attributable to Paramount	$411	$861
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$5,302	$6,267
Receivables, net	7,263	6,984
Programming and other inventory	950	1,504
Prepaid expenses and other current assets	1,245	1,176
Current assets of discontinued operations	594	745
Total current assets	15,354	16,676
Property and equipment, net	1,706	1,736
Programming and other inventory	14,180	13,358
Goodwill	16,561	16,584
Intangible assets, net	2,760	2,772
Operating lease assets	1,614	1,630
Deferred income tax assets, net	1,280	1,206
Other assets	3,771	3,824
Assets held for sale	—	19
Assets of discontinued operations	817	815
Total Assets	$58,043	$58,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$977	$800
Accrued expenses	1,960	2,323
Participants’ share and royalties payable	2,172	2,159
Accrued programming and production costs	1,687	1,342
Deferred revenues	1,055	1,091
Debt	15	11
Other current liabilities	1,374	1,182
Current liabilities of discontinued operations	483	571
Total current liabilities	9,723	9,479
Long-term debt	16,797	17,698
Participants’ share and royalties payable	1,310	1,244
Pension and postretirement benefit obligations	1,914	1,946
Deferred income tax liabilities, net	1,067	1,063
Operating lease liabilities	1,579	1,598
Program rights obligations	429	404
Other liabilities	1,753	1,898
Liabilities of discontinued operations	209	213
Redeemable noncontrolling interest	105	107

Commitments and contingencies (Note 14)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2022 and 2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 shares issued (2022 and 2021)	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,111 (2022) and 1,110 (2021) shares issued	1	1
Additional paid-in capital	32,946	32,918
Treasury stock, at cost; 503 (2022 and 2021) Class B shares	(22,958)	(22,958)
Retained earnings	14,599	14,343
Accumulated other comprehensive loss	(1,924)	(1,902)
Total Paramount stockholders’ equity	22,664	22,402
Noncontrolling interests	493	568
Total Equity	23,157	22,970
Total Liabilities and Equity	$58,043	$58,620
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2022	2021
Operating Activities:
Net earnings (Paramount and noncontrolling interests)	$441	$923
Less: Net earnings from discontinued operations, net of tax	42	12
Net earnings from continuing operations	399	911
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	96	99
Deferred tax (benefit) provision	(62)	95
Stock-based compensation	36	52
Gain on sales	(15)	—
Loss on extinguishment of debt	73	128
Equity in loss of investee companies, net of tax	37	18
Change in assets and liabilities	(269)	348
Net cash flow provided by operating activities from continuing operations	295	1,651
Net cash flow provided by operating activities from discontinued operations	102	72
Net cash flow provided by operating activities	397	1,723
Investing Activities:
Investments	(59)	(40)
Capital expenditures	(52)	(62)
Proceeds from dispositions	31	213
Other investing activities	—	(25)
Net cash flow (used for) provided by investing activities	(80)	86
Financing Activities:
Proceeds from issuance of long-term debt	1,028	25
Repayment of long-term debt	(2,009)	(2,117)
Dividends paid on preferred stock	(14)	—
Dividends paid on common stock	(158)	(151)
Proceeds from issuance of preferred stock	—	983
Proceeds from issuance of common stock	—	1,672
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(9)	(35)
Proceeds from exercise of stock options	—	408
Payments to noncontrolling interests	(77)	(27)
Other financing activities	(32)	(35)
Net cash flow (used for) provided by financing activities	(1,271)	723
Effect of exchange rate changes on cash and cash equivalents	(11)	(19)
Net (decrease) increase in cash, cash equivalents and restricted cash	(965)	2,513
Cash, cash equivalents and restricted cash at beginning of year (includes $135 (2021) of restricted cash)	6,267	3,119
Cash, cash equivalents and restricted cash at end of period (includes $133 (2021) of restricted cash)	$5,302	$5,632
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2022
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2021	10	$—	648	$1	$32,918	$(22,958)	$14,343	$(1,902)	$22,402	$568	$22,970
Stock-based compensation activity	—	—	1	—	28	—	—	—	28	—	28
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(159)	—	(159)	—	(159)
Noncontrolling interests	—	—	—	—	—	—	(4)	—	(4)	(83)	(87)
Net earnings	—	—	—	—	—	—	433	—	433	8	441
Other comprehensive loss	—	—	—	—	—	—	—	(22)	(22)	—	(22)
March 31, 2022	10	$—	649	$1	$32,946	$(22,958)	$14,599	$(1,924)	$22,664	$493	$23,157

	Three Months Ended March 31, 2021
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2020	—	$—	617	$1	$29,785	$(22,958)	$10,375	$(1,832)	$15,371	$685	$16,056
Stock-based compensation activity	—	—	9	—	426	—	—	—	426	—	426
Stock issuances	10	—	20	—	2,655	—	—	—	2,655	—	2,655
Preferred stock dividends	—	—	—	—	—	—	(1)	—	(1)	—	(1)
Common stock dividends	—	—	—	—	—	—	(152)	—	(152)	—	(152)
Noncontrolling interests	—	—	—	—	—	—	11	—	11	(24)	(13)
Net earnings	—	—	—	—	—	—	911	—	911	12	923
Other comprehensive loss	—	—	—	—	—	—	—	(50)	(50)	(1)	(51)
March 31, 2021	10	$—	646	$1	$32,866	$(22,958)	$11,144	$(1,882)	$19,171	$672	$19,843
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business—Effective February 16, 2022, we changed our name from ViacomCBS Inc. to Paramount Global, and effective at the open of market trading on February 17, 2022, our Class A Common Stock, Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) ceased trading under the ticker symbols “VIACA,” “VIAC” and “VIACP” and began trading under the ticker symbols “PARAA,” “PARA” and “PARAP,” respectively, on The Nasdaq Stock Market LLC. References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.

Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Our management structure has been reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of global direct-to-consumer streaming services, and a film studio. Accordingly, beginning in the first quarter of 2022 and for all periods presented we are reporting results based on the following segments:
•TV Media—Our TV Media segment consists of our domestic and international broadcast networks, including the CBS Television Network, Network 10, Channel 5, Telefe, and Chilevisión; our premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, Smithsonian Channel, international extensions of these brands, and CBS Sports Network; our television production operations, including CBS Studios, Paramount Television Studios and CBS Media Ventures, which primarily produces or distributes first-run syndicated programming; and our owned broadcast television stations, CBS Stations.

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of pay, free and premium global direct-to-consumer streaming services (“DTC services”), including Paramount+, Pluto TV, Showtime Networks’ premium subscription streaming service (Showtime OTT), BET+ and Noggin.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, and Miramax.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Use of Estimates—The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Net Earnings per Common Share—Basic net earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings available to common stockholders is calculated as net earnings from continuing operations or net earnings, as applicable, adjusted to include dividends on our Mandatory Convertible Preferred Stock.

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

Excluded from the calculation of diluted EPS because their inclusion would have been antidilutive were stock options and RSUs of 6 million for the three months ended March 31, 2022 and stock options of 3 million for the three months ended March 31, 2021. Also excluded from the calculation of diluted EPS for the three months ended March 31, 2022 was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2022	2021
Weighted average shares for basic EPS	649	622
Dilutive effect of shares issuable under stock-based compensation plans	2	8
Assumed conversion of Mandatory Convertible Preferred Stock	—	1
Weighted average shares for diluted EPS	651	631

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings from continuing operations and net earnings used in our diluted EPS calculations for the three months ended March 31, 2022 were adjusted to include the preferred stock dividends recorded during the period. The table below presents a reconciliation of net earnings from continuing operations and net earnings to the amounts used in the calculations of basic and diluted EPS.

Three Months Ended
March 31, 2022
Amounts attributable to Paramount:
Net earnings from continuing operations	$391
Preferred stock dividends	(14)
Net earnings from continuing operations for basic and diluted EPS calculation	$377

Amounts attributable to Paramount:
Net earnings	$433
Preferred stock dividends	(14)
Net earnings for basic and diluted EPS calculation	$419
Recently Adopted Accounting Pronouncements
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
On January 1, 2022, we adopted Financial Accounting Standards Board (“FASB”) amended guidance to reduce complexity associated with the accounting for convertible instruments with characteristics of liabilities and equity. Under this guidance, embedded conversion features associated with convertible instruments no longer need to be separated from the host contracts unless they are required to be accounted for as derivatives or have been issued at a substantial premium. For contracts in an entity’s own equity, this guidance removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exceptions. The adoption of this guidance did not have a material impact on our consolidated financial statements.
2) DISPOSITIONS
During the first quarter of 2022, we recorded gains on sales totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House for $2.175 billion in cash. Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons (see Note 14).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2022 and 2021, which primarily reflects the results of Simon & Schuster.

	Three Months Ended
	March 31,
	2022	2021
Revenues	$217	$185
Costs and expenses:
Operating	124	120
Selling, general and administrative	38	38
Total costs and expenses (a)	162	158
Operating income	55	27
Other items, net	(1)	(2)
Earnings from discontinued operations	54	25
Income tax provision (b)	(12)	(13)
Net earnings from discontinued operations, net of tax	$42	$12
(a) Included in total costs and expenses for the three months ended March 31, 2022 is $5 million for the release of indemnification obligations for leases relating to a previously disposed business.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	March 31, 2022	December 31, 2021
Receivables, net	$381	$536
Other current assets	213	209
Goodwill	435	435
Property and equipment, net	46	46
Operating lease assets	203	203
Other assets	133	131
Total Assets	$1,411	$1,560
Royalties payable	$126	$155
Other current liabilities	357	416
Operating lease liabilities	191	194
Other liabilities	18	19
Total Liabilities	$692	$784

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at March 31, 2022 and December 31, 2021, grouped by type and predominant monetization strategy. During the first quarter of 2022, in connection with our increased strategic focus on our direct-to-consumer businesses, we reassessed our predominant monetization strategy for certain of our internally-produced content, and determined that it had shifted from individual to film group as a result of expected increased monetization of the content on our DTC services.

	At	At
	March 31, 2022	December 31, 2021
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,054	$3,432
Internally-produced television and film programming:
Released	5,132	3,808
In process and other	2,807	2,609

Individual Monetization:
Acquired libraries	427	441
Film inventory:
Released	691	606
Completed, not yet released	322	253
In process and other	1,212	1,303
Internally-produced television programming:
Released	786	1,604
In process and other	663	769
Home entertainment	36	37
Total programming and other inventory	15,130	14,862
Less current portion	950	1,504
Total noncurrent programming and other inventory	$14,180	$13,358
The following table presents amortization of television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2022	2021
Programming costs, acquired programming	$1,496	$1,502

Production costs, internally-produced television and film programming:
Individual monetization	$491	$760
Film group monetization	$1,147	$650
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At March 31, 2022, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended
	March 31,
	2022	2021
Revenues	$54	$65
Operating expenses	$5	$4

	At	At
	March 31, 2022	December 31, 2021
Accounts receivable	$62	$50

Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.
5) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 13 for revenues by segment disaggregated into these categories.

	Three Months Ended
	March 31,
	2022	2021
Revenues by Type:
Advertising	$2,864	$3,109
Affiliate and subscription	2,840	2,463
Theatrical	131	1
Licensing and other	1,493	1,839
Total Revenues	$7,328	$7,412
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. During the first quarter of 2022, following Russia’s invasion of Ukraine, we recorded a charge of $39 million, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine. The charge was recorded within “Restructuring and other corporate matters” on the Consolidated Statement of Operations. At March 31, 2022 and December 31, 2021, our allowance for credit losses was $113 million and $80 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.67 billion and $1.84 billion at March 31, 2022 and December 31, 2021, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and totaled $1.15 billion and $1.20 billion at March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022, we recognized revenues of $446 million that were included in deferred revenues at December 31, 2021. For the three months ended March 31, 2021, we recognized revenues of $465 million that were included in deferred revenues at December 31, 2020.

Unrecognized Revenues Under Contract
At March 31, 2022, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were $6.8 billion, of which $3.0 billion is expected to be recognized for the remainder of 2022, $2.1 billion in 2023, $0.9 billion in 2024, and $0.8 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. For the three months ended March 31, 2022 and 2021, we recognized revenues of $151 million and $150 million, respectively, for licensing to distributors of transactional video-on-demand and electronic sell-through services and other arrangements for licensing of our content for which our performance obligation was satisfied in a prior period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
6) DEBT
Our debt consists of the following:

	At	At
	March 31, 2022	December 31, 2021
7.875% Debentures due 2023	$139	$139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	—	490
3.70% Senior Notes due 2024	—	599
3.50% Senior Notes due 2025	274	597
4.75% Senior Notes due 2025	1,242	1,242
4.0% Senior Notes due 2026	793	793
3.45% Senior Notes due 2026	123	123
2.90% Senior Notes due 2027	693	692
3.375% Senior Notes due 2028	496	496
3.70% Senior Notes due 2028	493	493
4.20% Senior Notes due 2029	494	494
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,224	1,223
4.20% Senior Notes due 2032	973	972
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,070	1,070
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	488	488
4.375% Senior Debentures due 2043	1,125	1,123
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,233	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	540	540
4.60% Senior Notes due 2045	590	590
4.95% Senior Notes due 2050	945	944
5.875% Junior Subordinated Debentures due 2057	—	514
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	—
Other bank borrowings	65	35
Obligations under finance leases	20	16
Total debt (a)	16,812	17,709
Less current portion of long-term debt	15	11
Total long-term debt, net of current portion	$16,797	$17,698
(a) At March 31, 2022 and December 31, 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $459 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $97 million and $95 million, respectively. The face value of our total debt was $17.37 billion and $18.27 billion at March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, we redeemed all of our notes due in 2024, which were comprised of $492 million of 3.875% senior notes and $600 million of 3.70% senior notes, and also redeemed $325 million of our 3.50% senior notes due 2025, for an aggregate redemption price of $1.48 billion. We also redeemed our $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $73 million.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the three months ended March 31, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

In April 2022, we redeemed the remaining $275 million of our 3.50% senior notes due 2025, and $695 million of our 4.75% senior notes due 2025, for an aggregate redemption price of $1.01 billion.

During the three months ended March 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

Our 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly. These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

Commercial Paper
At both March 31, 2022 and December 31, 2021, we had no outstanding commercial paper borrowings.

Credit Facility
At March 31, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of March 31, 2022.

At March 31, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At March 31, 2022 and December 31, 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $65 million and $35 million, respectively, each with a weighted average interest rate of 3.50%.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At March 31, 2022 and December 31, 2021, the carrying value of our notes and debentures was $16.73 billion and $17.66 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $18.2 billion and $21.5 billion, respectively.

The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $58 million and $59 million at March 31, 2022 and December 31, 2021, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

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

At March 31, 2022 and December 31, 2021, the notional amount of all foreign exchange contracts was $2.37 billion and $1.94 billion, respectively. At March 31, 2022, $1.67 billion related to future production costs and $695 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2021, $1.38 billion related to future production costs and $564 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2022	2021	Financial Statement Account
Non-designated foreign exchange contracts	$2	$1	Other items, net
The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
Certain of our assets and liabilities are measured at fair value on a recurring basis. The table below presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	March 31, 2022	December 31, 2021
Assets:
Foreign currency hedges	$27	$23
Total Assets	$27	$23
Liabilities:
Deferred compensation	$383	$435
Foreign currency hedges	27	29
Total Liabilities	$410	$464
8) VARIABLE INTEREST ENTITIES
In the normal course of business, we enter into joint ventures or make investments with business partners that support our underlying business strategy and provide us the ability to enter new markets to expand the reach of our brands, develop new programming and/or distribute our existing content. In certain instances, an entity in which we make an investment may qualify as a variable interest entity (“VIE”). In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct matters that most significantly impact the activities of the VIE, and have the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	March 31, 2022	December 31, 2021
Total assets	$1,606	$1,578

Total liabilities	$285	$184

	Three Months Ended
	March 31,
	2022	2021
Revenues	$103	$71

Operating income (loss)	$(28)	$5

PARAMOUNT GLOBAL AND SUBSIDIARIES
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

Mandatory Convertible Preferred Stock
Unless earlier converted, each share of Mandatory Convertible Preferred Stock will automatically and mandatorily convert on the mandatory conversion date, expected to be April 1, 2024, into between 1.0013 and 1.1765 shares of our Class B Common Stock, subject to customary antidilution adjustments. The number of shares of Class B Common Stock issuable upon conversion will be determined based on the average of the volume-weighted average price per share of our Class B Common Stock over the 20 consecutive trading day period commencing on, and including, the 21st scheduled trading day immediately preceding April 1, 2024. Holders of the Mandatory Convertible Preferred Stock (“Holders”) have the right to convert all or any portion of their shares of Mandatory Convertible Preferred Stock at any time prior to April 1, 2024 at the minimum conversion rate of 1.0013 shares of our Class B Common Stock. In addition, the conversion rate applicable to such an early conversion may, in certain circumstances, be increased to compensate Holders for certain unpaid accumulated dividends. However, if a fundamental change (as defined in the Certificate of Designations governing the Mandatory Convertible Preferred Stock) occurs on or prior to April 1, 2024, then Holders will, in certain circumstances, be entitled to convert all or a portion of their shares of Mandatory Convertible Preferred Stock at an increased conversion rate for a specified period of time and receive an amount to compensate them for unpaid accumulated dividends and any remaining future scheduled dividend payments.

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

Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock, during the three months ended March 31, 2022 and 2021, resulting in total dividends of $159 million and $152 million, respectively.

During the first quarter of 2022 we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, resulting in total dividends of $14.4 million. During the three months ended

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
March 31, 2021, we recorded dividends of $1 million on our Mandatory Convertible Preferred Stock, representing dividends accumulated from the issuance on March 26 through March 31, 2021.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2021	$(445)	$(1,434)		$(23)	$(1,902)
Other comprehensive income (loss) before reclassifications	(40)	—		2	(38)
Reclassifications to net earnings	—	16	(b)	—	16
Other comprehensive income (loss)	(40)	16		2	(22)
At March 31, 2022	$(485)	$(1,418)		$(21)	$(1,924)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2020	$(303)	$(1,509)		$(20)	$(1,832)
Other comprehensive income (loss) before reclassifications	(65)	—		2	(63)
Reclassifications to net earnings	—	13	(b)	—	13
Other comprehensive income (loss)	(65)	13		2	(50)
At March 31, 2021	$(368)	$(1,496)		$(18)	$(1,882)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses (see Note 11).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $5 million for each of the three-month periods ended March 31, 2022 and 2021.
10) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2022, we recorded a provision for income taxes of $34 million, reflecting an effective income tax rate of 7.2%. Included in the provision for income taxes is a net discrete tax benefit of $78 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $25 million on other items identified as affecting the comparability of our results during the period, which include a loss on extinguishment of debt, restructuring and other corporate matters, and gains on sales, decreased our effective income tax rate by 16.2 percentage points.

For the three months ended March 31, 2021, we recorded a provision for income taxes of $226 million, reflecting an effective income tax rate of 19.6%. Included in the provision for income taxes is a discrete tax benefit of $21 million primarily consisting of tax benefits from the resolution of certain state income tax matters and excess tax

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
benefits from the vesting or exercise of stock-based compensation awards. This item, together with a net tax benefit of $25 million on other items identified as affecting the comparability of our results during the period, which include a loss on the extinguishment of debt and a gain from an investment, reduced our effective income tax rate by 1.9 percentage points.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), Viacom and CBS filed separate tax returns. For CBS, we are currently under examination by the IRS for the 2017 and 2018 tax years. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2022	2021	2022	2021
Components of net periodic cost (a):
Interest cost	$38	$36	$2	$2
Expected return on plan assets	(43)	(47)	—	—
Amortization of actuarial loss (gain) (b)	24	24	(3)	(3)
Net periodic cost	$19	$13	$(1)	$(1)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
12) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the three months ended March 31, 2022 and 2021 is presented below.

	Three Months Ended
	March 31,
	2022	2021
Beginning balance	$107	$197
Net earnings	2	2
Distributions	(3)	(1)
Translation adjustment	(5)	2
Redemption value adjustment	4	(11)
Ending balance	$105	$189

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services. Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in the changes described below. Prior period results have been recast to conform to these presentation changes.
Management Structure Change
Our management structure has been reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of global direct-to-consumer streaming services, and a film studio. As a result, we realigned our operating segments and accordingly, beginning in the first quarter of 2022, and for all periods presented we are reporting results based on the segments in the tables below (see Note 1 for a description of each operating segment). In connection with the management structure change, we also reassessed our reporting units and reallocated goodwill from the reporting units that existed prior to the change, to the new reporting units, using a relative fair value approach. We performed goodwill impairment tests as of January 1, 2022 on both the reporting units in place prior to the change and the new reporting units and concluded that the estimated fair values of each of the reporting units exceeded their respective carrying values and therefore no impairment charge was necessary.
Intercompany License Fees
Concurrent with the change to our operating segments, we changed the way we record intersegment content licensing. Under our previous segment structure, management evaluated the results of our segments including intersegment content licensing at market value as if the sales were to third parties. Therefore, the licensor segment recorded intercompany license fee revenues and profits and the licensee segment recorded production costs in the amount of the license fee charged by the licensor, which generally reflected the cost to the Company plus a margin. The intercompany revenues and the margin embedded in the cost to the licensee were eliminated in consolidation.
Under our new segment structure, management evaluates the results of the segments using an allocation of the total cost of content from the licensor segment to each licensee segment utilizing the content. As a result, content costs are allocated across segments based on the relative value of the distribution windows within each segment. The allocation is recorded by the licensor segment as a reduction of content cost and no intersegment licensing revenues or profits are recorded.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Advertising	$2,521	$2,888
Affiliate and subscription	2,098	2,083
Licensing and other	1,026	1,022
TV Media	5,645	5,993
Advertising	347	218
Subscription	742	380
Direct-to-Consumer	1,089	598
Advertising	2	6
Theatrical	131	1
Licensing and other	491	853
Filmed Entertainment	624	860
Eliminations	(30)	(39)
Total Revenues	$7,328	$7,412
Revenues generated between segments are principally from intersegment arrangements for the distribution of content, rental of studio space, and advertising, as well as licensing revenues earned from third parties who license our content to our internal platforms either through a sub-license or co-production arrangement. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation.

	Three Months Ended
	March 31,
	2022	2021
Intercompany Revenues:
TV Media	$11	$14
Filmed Entertainment	19	25
Total Intercompany Revenues	$30	$39
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Adjusted OIBDA:
TV Media	$1,544	$1,765
Direct-to-Consumer	(456)	(149)
Filmed Entertainment	(37)	179
Corporate/Eliminations	(104)	(116)
Stock-based compensation	(34)	(52)
Depreciation and amortization	(96)	(99)
Restructuring and other corporate matters	(57)	—
Gain on sales	15	—
Operating income	775	1,528
Interest expense	(240)	(259)
Interest income	21	13
Loss on extinguishment of debt	(73)	(128)
Other items, net	(13)	1
Earnings from continuing operations before income taxes and equity in loss of investee companies	470	1,155
Provision for income taxes	(34)	(226)
Equity in loss of investee companies, net of tax	(37)	(18)
Net earnings from continuing operations	399	911
Net earnings from discontinued operations, net of tax	42	12
Net earnings (Paramount and noncontrolling interests)	441	923
Net earnings attributable to noncontrolling interests	(8)	(12)
Net earnings attributable to Paramount	$433	$911

	At	At
	March 31, 2022	December 31, 2021
Assets:
TV Media	$38,471	$38,491
Direct-to-Consumer	6,008	5,545
Filmed Entertainment	7,586	7,472
Corporate/Eliminations	4,567	5,552
Discontinued Operations	1,411	1,560
Total Assets	$58,043	$58,620
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2022, the outstanding letters of credit and surety bonds approximated $177 million and were not recorded on the Consolidated Balance Sheet.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at March 31, 2022 is a liability totaling $50 million, reflecting the present value of the estimated amount remaining under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $46 million at March 31, 2022 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
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

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We have reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or wrongdoing by the Company, is subject to court approval. All amounts payable by the Company under the settlement will be paid by the Company’s insurers.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2022, we had pending approximately 26,760 asbestos claims, as compared with approximately 27,770 as of December 31, 2021. During the first quarter of 2022, we received approximately 750 new claims and closed or moved to an inactive docket approximately 1,760 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
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
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2022	2021
Cash paid for interest	$292	$316

Cash paid (received) for income taxes:
Continuing operations	$45	$(23)
Discontinued operations	$5	$—

Noncash additions to operating lease assets	$68	$5
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $15 million and $36 million for the three months ended March 31, 2022 and 2021, respectively. The decrease reflects the sales of a production facility and an office building during the fourth quarter of 2021.

Restructuring
During the three months ended March 31, 2022, we recorded restructuring charges of $18 million within the Filmed Entertainment segment, consisting of severance costs primarily associated with changes in management.

At March 31, 2022 and December 31, 2021, our restructuring liability was $156 million and $190 million, respectively, and was recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. During the three months ended March 31, 2022, we made payments for restructuring of $44 million. The liability at March 31, 2022, which principally relates to severance payments, is expected to be substantially paid by the end of 2023.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Effective February 16, 2022, we changed our name from ViacomCBS Inc. to Paramount Global. Management’s discussion and analysis of the results of operations and financial condition of Paramount Global should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed prior to the above-mentioned name change. References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three months ended March 31, 2022 compared with the three months ended March 31, 2021.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the three months ended March 31, 2022 and March 31, 2021; and our outstanding debt as of March 31, 2022.
•Legal Matters—Discussion of legal matters in which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2022	2021	$	%
GAAP:
Revenues	$7,328	$7,412	$(84)	(1)%
Operating income	$775	$1,528	$(753)	(49)%
Net earnings from continuing operations attributable to Paramount	$391	$899	$(508)	(57)%
Diluted EPS from continuing operations attributable to Paramount	$.58	$1.42	$(.84)	(59)%

Non-GAAP: (a)
Adjusted OIBDA	$913	$1,627	$(714)	(44)%
Adjusted net earnings from continuing operations attributable to Paramount	$403	$961	$(558)	(58)%
Adjusted diluted EPS from continuing operations attributable to Paramount	$.60	$1.52	$(.92)	(61)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended March 31, 2022, revenues decreased 1% to $7.33 billion as significant increases in revenues from our direct-to-consumer streaming services (“DTC services”) and revenue from theatrical releases were more than offset by the benefits in 2021 from CBS’ broadcast of the Super Bowl, reflecting the rotational nature of the rights to air this event, and the licensing of Coming 2 America and Tom Clancy’s Without Remorse. The absence of the Super Bowl negatively impacted the total revenue comparison by 6-percentage points. The above-mentioned growth from our DTC services was led by Paramount+ and Pluto TV, and theatrical revenues in the first quarter of 2022 benefited from the releases of Scream, Jackass Forever, and The Lost City, while there were no releases in the prior-year quarter as a result of the closure or reduced capacity of movie theaters in response to the coronavirus pandemic (“COVID-19”).

Operating income for the three months ended March 31, 2022 decreased 49% from the same prior-year period. The operating income comparison was impacted by items identified as affecting comparability, including restructuring and other corporate matters and gains on sales for the three months ended March 31, 2022. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”) decreased 44%, driven by the benefit to the 2021 period from the broadcast of the Super Bowl, increased investment in our DTC services, and higher costs in 2022 associated with theatrical releases and the mix of programming on our linear networks.

For the three months ended March 31, 2022, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations decreased 57% and 59%, respectively, from the same prior-year period. These comparisons were impacted by items identified as affecting comparability, including the aforementioned items impacting operating income, and a loss on extinguishment of debt and discrete tax items in both periods. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS decreased 58% and 61%, respectively, reflecting the lower adjusted OIBDA. Additionally, adjusted diluted EPS was impacted by the March 2021 issuance of 20 million shares of our Class B Common Stock and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”), which negatively impacted the EPS comparison by $.03.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three months ended March 31, 2022 and 2021 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before income taxes, provision/benefit for income taxes, net earnings from continuing operations attributable to Paramount or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended
	March 31,
	2022	2021
Operating income (GAAP)	$775	$1,528
Depreciation and amortization	96	99
Restructuring and other corporate matters (a)	57	—
Gain on sales (a)	(15)	—
Adjusted OIBDA (Non-GAAP)	$913	$1,627
(a) See notes on the following table for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$470	$(34)	$391	$.58
Items affecting comparability:
Restructuring and other corporate matters (a)	57	(12)	45	.07
Gain on sales (b)	(15)	4	(11)	(.02)
Loss on extinguishment of debt	73	(17)	56	.09
Discrete tax items (c)	—	(78)	(78)	(.12)
Adjusted (Non-GAAP)	$585	$(137)	$403	$.60
(a) Reflects restructuring charges of $18 million, consisting of severance costs, and a charge of $39 million, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine, following Russia’s invasion of Ukraine.
(b) Reflects a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.
(c) Primarily reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations.

	Three Months Ended March 31, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,155	$(226)	$899	$1.42
Items affecting comparability:
Loss on extinguishment of debt	128	(30)	98	.16
Gain from investments (a)	(20)	5	(15)	(.03)
Discrete tax items (b)	—	(21)	(21)	(.03)
Adjusted (Non-GAAP)	$1,263	$(272)	$961	$1.52
(a) Reflects an unrealized gain from an increase in the fair value of a marketable security.
(b) Primarily reflects tax benefits from the resolution of certain state income tax matters and excess tax benefits from the vesting or exercise of stock-based compensation awards.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three Months Ended March 31, 2022 versus Three Months Ended March 31, 2021
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2022		2021		$	%
Advertising	$2,864	39%	$3,109	42%	$(245)	(8)%
Affiliate and subscription	2,840	39	2,463	33	377	15
Theatrical	131	2	1	—	130	n/m
Licensing and other	1,493	20	1,839	25	(346)	(19)
Total Revenues	$7,328	100%	$7,412	100%	$(84)	(1)%
n/m - not meaningful
Advertising
For the three months ended March 31, 2022, the 8% decrease in advertising revenues is due to the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021 and another network in 2022, resulting in a negative impact on the advertising comparison of 16 percentage points. This impact was partially offset by significant increases in advertising from Pluto TV, which grew 51%, and Paramount+. Additionally, advertising revenues for our broadcast and cable networks benefited from an increase in pricing globally, which was largely offset by the impact from lower linear impressions for our domestic networks.

The advertising revenue comparison in the second half of 2022 is expected to benefit from increased political advertising spending associated with mid-term elections in the United States.

Affiliate and Subscription
For the three months ended March 31, 2022, affiliate and subscription revenues increased 15%, driven by growth in subscribers for our DTC services of 74% to 62.4 million at March 31, 2022 from 35.9 million at March 31, 2021, led by an increase of 23.1 million for Paramount+ to 39.6 million at March 31, 2022.

Theatrical
For the three months ended March 31, 2022, the increase in theatrical revenues reflects the theatrical releases of Scream, Jackass Forever, and The Lost City, while the prior-year quarter was impacted by the closure or reduced capacity of movie theaters in response to COVID-19.

Licensing and Other
Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third party platforms; license fees from content produced for third parties; home entertainment revenues, which includes the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; fees from the distribution of third-party programming; and revenues from the rental of production facilities. For the three months ended March 31, 2022, the 19% decrease in licensing and other revenues primarily reflects the benefit from the licensing of Coming 2 America and Tom Clancy’s

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Without Remorse in the prior-year quarter, as well as lower licensing of film library titles driven by the timing of availabilities and a lower volume of licensing of television programming in 2022.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2022		2021		$	%
Content costs	$3,831	80%	$3,724	85%	$107	3%
Distribution and other	965	20	639	15	326	51
Total Operating Expenses	$4,796	100%	$4,363	100%	$433	10%
Content Costs
Content costs include the amortization of costs of internally-produced television and theatrical film content; amortization of acquired program rights; other television production costs, including on-air talent; and participation and residuals expenses, which reflect amounts owed to talent and other participants in our content pursuant to contractual and collective bargaining arrangements. For the three months ended March 31, 2022, content costs increased 3% primarily driven by an increased investment in content for our DTC services and more original programming on our broadcast and cable networks, partially offset by lower costs for films, driven by the decrease in licensing revenues, and sports programming.
Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including print and advertising for theatrical releases and costs for amounts paid to third-party distributors; compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; and other ancillary and overhead costs associated with our operations. For the three months ended March 31, 2022, distribution and other expenses increased 51%, primarily reflecting costs to support first quarter theatrical releases, including The Lost City, Jackass Forever, and Scream as well as second quarter releases, including Sonic the Hedgehog 2. The increase also reflects higher costs associated with the growth of our DTC services, mainly for amounts paid to third-party distributors.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Selling, general and administrative expenses	$1,619	$1,422	14%
Selling, general and administrative (“SG&A”) expenses include expenses incurred for selling and marketing costs, occupancy, professional service fees and back office support, including employee compensation. For the three months ended March 31, 2022, SG&A expenses increased 14% driven by advertising, marketing and other cost increases to support the growth and expansion of our DTC services.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Depreciation and Amortization

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Depreciation and amortization	$96	$99	(3)%
Restructuring and Other Corporate Matters

Three Months Ended
March 31, 2022
Restructuring charges	$18
Other corporate matters	39
Restructuring and other corporate matters	$57
During the three months ended March 31, 2022, we recorded restructuring charges of $18 million within the Filmed Entertainment segment, consisting of severance costs primarily associated with changes in management. In addition, following Russia’s invasion of Ukraine, we recorded a charge of $39 million during the three months ended March 31, 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

Gain on Sales
For the three months ended March 31, 2022, we recorded gains on sales totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.

Interest Expense/Income

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Interest expense	$(240)	$(259)	(7)%
Interest income	$21	$13	62%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of March 31, 2022 and 2021.

	At March 31,
		Weighted Average		Weighted Average
	2022	Interest Rate	2021	Interest Rate
Total long-term debt	$16,727	5.09%	$17,636	4.93%
Other bank borrowings	$65	3.50%	$115	3.50%
Loss on Extinguishment of Debt
For the three months ended March 31, 2022 and 2021, we recorded losses on extinguishment of debt of $73 million and $128 million, respectively, associated with the early redemption of long-term debt of $1.94 billion and $1.99 billion, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended March 31,
	2022	2021
Pension and postretirement benefit costs	$(17)	$(12)
Foreign exchange gain (loss)	1	(8)
Gain from investments	—	20
Other	3	1
Other items, net	$(13)	$1
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2022, we recorded a provision for income taxes of $34 million, reflecting an effective income tax rate of 7.2%. Included in the provision for income taxes is a net discrete tax benefit of $78 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $25 million on other items identified as affecting the comparability of our results during the period, which include a loss on extinguishment of debt, restructuring and other corporate matters, and gains on sales, decreased our effective income tax rate by 16.2 percentage points.

For the three months ended March 31, 2021, we recorded a provision for income taxes of $226 million, reflecting an effective income tax rate of 19.6%. Included in the provision for income taxes is a discrete tax benefit of $21 million primarily consisting of tax benefits from the resolution of certain state income tax matters and excess tax benefits from the vesting or exercise of stock-based compensation awards. This item, together with a net tax benefit of $25 million on other items identified as affecting the comparability of our results during the period, which include a loss on the extinguishment of debt and a gain from an investment, reduced our effective income tax rate by 1.9 percentage points.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Equity in loss of investee companies	$(52)	$(32)	(63)%
Tax benefit	15	14	7
Equity in loss of investee companies, net of tax	$(37)	$(18)	(106)%
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2022 and 2021, which primarily reflects the results of Simon & Schuster.

	Three Months Ended
	March 31,
	2022	2021
Revenues	$217	$185
Costs and expenses:
Operating	124	120
Selling, general and administrative	38	38
Total costs and expenses (a)	162	158
Operating income	55	27
Other items, net	(1)	(2)
Earnings from discontinued operations	54	25
Income tax provision (b)	(12)	(13)
Net earnings from discontinued operations, net of tax	$42	$12
(a) Included in total costs and expenses for the three months ended March 31, 2022 is $5 million for the release of indemnification obligations for leases relating to a previously disposed business.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $7 million for the three months ended March 31, 2022 and 2021, respectively.
Net Earnings from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations Attributable to Paramount

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Net earnings from continuing operations attributable to Paramount	$391	$899	(57)%
Diluted EPS from continuing operations attributable to Paramount	$.58	$1.42	(59)%
For the three months ended March 31, 2022, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations decreased 57% and 59%, respectively, driven by the decrease in operating income, partially offset by higher discrete tax benefits. Additionally, diluted EPS was impacted by the March 2021 issuance of 20 million shares of our Class B Common Stock and 10 million shares of Mandatory Convertible Preferred Stock, which negatively impacted the EPS comparison by $.03.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 13 to the consolidated financial statements.

Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Our management structure has been reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of global direct-to-consumer streaming services, and a film studio. Accordingly, beginning in the first quarter of 2022, and for all periods presented we are reporting results based on the following segments:
•TV Media—Our TV Media segment consists of our domestic and international broadcast networks, including the CBS Television Network, Network 10, Channel 5, Telefe and Chilevisión; our premium and basic cable networks, including Showtime, BET, Nickelodeon, MTV, Comedy Central, Paramount Network, Smithsonian Channel, international extensions of these brands, and CBS Sports Network; our television production operations, including CBS Studios, Paramount Television Studios and CBS Media Ventures, which primarily produces or distributes first-run syndicated programming; and our owned broadcast television stations, CBS Stations.
•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of pay, free and premium global DTC services, including Paramount+, Pluto TV, Showtime Networks’ premium subscription streaming service (“Showtime OTT”), BET+ and Noggin.
•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, and Miramax.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2022		2021		$	%
Revenues:
TV Media	$5,645	77%	$5,993	81%	$(348)	(6)%
Direct-to-Consumer	1,089	15	598	8	491	82
Filmed Entertainment	624	8	860	12	(236)	(27)
Eliminations	(30)	—	(39)	(1)	9	23
Total Revenues	$7,328	100%	$7,412	100%	$(84)	(1)%

	Three Months Ended March 31,
			Increase/(Decrease)
	2022	2021	$	%
Adjusted OIBDA:
TV Media	$1,544	$1,765	$(221)	(13)%
Direct-to-Consumer	(456)	(149)	(307)	(206)
Filmed Entertainment	(37)	179	(216)	n/m
Corporate/Eliminations	(104)	(116)	12	10
Stock-based compensation	(34)	(52)	18	35
Total Adjusted OIBDA	913	1,627	(714)	(44)
Depreciation and amortization	(96)	(99)	3	3
Restructuring and other corporate matters	(57)	—	(57)	n/m
Gain on sales	15	—	15	n/m
Total Operating Income	$775	$1,528	$(753)	(49)%
n/m - not meaningful
TV Media

	Three Months Ended March 31,
			Increase/(Decrease)
TV Media	2022	2021	$	%
Advertising	$2,521	$2,888	$(367)	(13)%
Affiliate and subscription	2,098	2,083	15	1
Licensing and other	1,026	1,022	4	—
Revenues	$5,645	$5,993	$(348)	(6)%

Adjusted OIBDA	$1,544	$1,765	$(221)	(13)%

Revenues
For the three months ended March 31, 2022, revenues decreased 6%, driven by an 8-percentage point unfavorable impact from the comparison against CBS’ broadcast of the Super Bowl in the first quarter of 2021.

Advertising
The 13% decrease in advertising revenues was driven by the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021 and another network in 2022, resulting in a negative impact on the advertising comparison of 17-percentage points. Additionally, advertising revenues benefited from an increase in pricing globally, which was largely offset by the impact from lower linear impressions for our domestic networks.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate and Subscription
Affiliate and subscription revenues grew 1%, as the benefits from rate increases from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs” or “vMVPDs”), growth from station affiliates, and the launch of our basic cable networks on a vMVPD in April 2021, were substantially offset by the impact from MVPD subscriber declines.

Licensing and Other
Licensing and other revenues were substantially flat at $1.03 billion for the three months ended March 31, 2022.

Adjusted OIBDA
Adjusted OIBDA decreased 13%, reflecting the benefit to the prior-year period from the broadcast of the Super Bowl, and higher costs associated with more original programming and other sports broadcasts in 2022.
Direct-to-Consumer

	Three Months Ended March 31,
Direct-to-Consumer	2022	2021	Increase/(Decrease)
Advertising	$347	$218	$129	59%
Subscription	742	380	362	95
Revenues	$1,089	$598	$491	82%

Adjusted OIBDA	$(456)	$(149)	$(307)	(206)%

Global DTC Subscribers (a)	62.4	35.9	26.5	74%

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	39.6	16.5	23.1	140%

Revenues	$585	$236	$349	148%

Pluto TV (Global)
MAUs (b)	67.5	49.5	18.0	36%

Revenues	$253	$167	$86	51%
(a) Direct-to-consumer streaming subscribers (“DTC subscribers”) include customers with access to our domestic or international DTC services, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial, and subscribers are considered unique to each of our services, whether offered individually or as part of a bundle. Global DTC subscribers include subscribers for Paramount+, Showtime OTT and all other DTC subscription streaming services.
(b) The Monthly Active Users (“MAUs”) count reflects the number of unique devices interacting with the Pluto TV service in a calendar month, and for the periods above reflects the MAU count for the last month of the applicable period.
Revenues
For the three months ended March 31, 2022, the 82% increase in revenues for our DTC services was driven by growth for Paramount+ and Pluto TV.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 59% increase in advertising revenues reflects growth from Pluto TV and Paramount+, which was driven by increases in pricing and impressions, including from the benefit of MAU growth for Pluto TV and subscriber growth for Paramount+. Pluto TV global MAUs were 67.5 million for March 2022, reflecting growth of 18.0 million, or 36%, from 49.5 million for March 2021, and 3.1 million, or 5%, from 64.4 million for December 2021.

Subscription
The 95% increase in subscription revenues was driven by growth from Paramount+ and Showtime OTT. Global DTC subscribers grew 26.5 million, or 74%, compared with March 31, 2021, led by an increase of 23.1 million, or 140% for Paramount+, including the impact from launches in international markets. During the quarter, Paramount+ subscribers grew 6.8 million, or 21%, to 39.6 million at March 31, 2022 from 32.8 million at December 31, 2021, driven by new original scripted dramas, including 1883 and Halo; film releases, including Scream and Jackass Forever; NFL playoff games; and launches in international markets in the quarter.

Adjusted OIBDA
Adjusted OIBDA decreased $307 million, as the revenue growth was more than offset by higher costs to support growth in our DTC services including content, marketing, distribution, employee and technology costs.
Filmed Entertainment

	Three Months Ended March 31,
			Increase/(Decrease)
Filmed Entertainment	2022	2021	$	%
Advertising (a)	$2	$6	$(4)	(67)%
Theatrical	131	1	130	n/m
Licensing and other	491	853	(362)	(42)
Revenues	$624	$860	$(236)	(27)%

Adjusted OIBDA	$(37)	$179	$(216)	n/m
(a) Reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms.
n/m - not meaningful
Revenues
For the three months ended March 31, 2022, the 27% decrease in revenues was driven by lower licensing revenues, partially offset by revenues from current quarter theatrical releases.

Theatrical
The increase in theatrical revenues reflects the releases of Scream, Jackass Forever, and The Lost City in the current year, while the prior-year quarter was impacted by the closure or reduced capacity of movie theaters in response to COVID-19.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Licensing and Other
The 42% decrease in licensing and other revenues primarily reflects the benefit from the licensing of Coming 2 America and Tom Clancy’s Without Remorse in the prior-year quarter, as well as lower licensing of film library titles driven by the timing of availabilities and a lower volume of licensing of television programming in 2022. These declines were partially offset by higher revenues in the current year from the licensing of our 2021 theatrical slate, including Clifford the Big Red Dog and Snake Eyes: GI Joe Origins.

Adjusted OIBDA
Adjusted OIBDA decreased $216 million, mainly reflecting lower revenues of $236 million with costs only decreasing by $20 million, as lower content costs resulting from the decline in revenues were substantially offset by distribution costs in 2022 associated with theatrical releases. Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including print and advertising, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and distribution to other platforms.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including future funding of our streaming joint venture with Comcast, SkyShowtime, under which both parent companies have committed to support initial operations, beginning in 2022; share repurchases; dividends and principal payments on our outstanding indebtedness. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for short-term and long-term obligations, including our long-term debt obligations due over the next five years, which were $3.39 billion as of March 31, 2022, and $2.42 billion after the redemption of $970 million of senior notes in April 2022, as well as our other long term commitments, will come primarily from cash flows from operating activities, proceeds from non-core asset sales, including the planned sale of Simon & Schuster described below, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding maturities, which could result in a charge from the early extinguishment of debt.

During 2020, we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, and expect to use proceeds from the sale to invest in our strategic growth priorities, including in streaming, as well as to fund dividends and pay down debt. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
provides for a $200 million termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons (see Legal Matters).

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
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Three Months Ended March 31,
	2022	2021	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$295	$1,651	$(1,356)
Discontinued operations	102	72	30
Net cash flow provided by operating activities	397	1,723	(1,326)
Net cash flow (used for) provided by investing activities	(80)	86	(166)
Net cash flow (used for) provided by financing activities	(1,271)	723	(1,994)
Effect of exchange rate changes on cash and cash equivalents	(11)	(19)	8
Net (decrease) increase in cash, cash equivalents and restricted cash	$(965)	$2,513	$(3,478)
Operating Activities. For the three months ended March 31, 2022, the decrease in cash flow provided by operating activities from continuing operations was mainly driven by an increased investment in our DTC services, including spending for content, marketing and distribution costs, as well as the timing of incentive compensation payments and content spending for our broadcast and cable networks. In addition, payments for restructuring activities were $44 million and $84 million for the three months ended March 31, 2022 and 2021, respectively.
Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Three Months Ended March 31,
	2022	2021
Investments (a)	$(59)	$(40)
Capital expenditures	(52)	(62)
Proceeds from dispositions (b)	31	213
Other investing activities	—	(25)
Net cash flow (used for) provided by investing activities	$(80)	$86
(a) Primarily includes our investment in The CW.
(b) 2022 reflects the disposition of international intangible assets. 2021 reflects proceeds received from the sale of our investment in fuboTV Inc. during the fourth quarter of 2020.
Financing Activities

	Three Months Ended March 31,
	2022	2021
Proceeds from issuance of long-term debt	$1,028	$25
Repayment of long-term debt	(2,009)	(2,117)
Dividends paid on preferred stock	(14)	—
Dividends paid on common stock	(158)	(151)
Proceeds from issuance of preferred stock	—	983
Proceeds from issuance of common stock	—	1,672
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(9)	(35)
Proceeds from exercise of stock options	—	408
Payments to noncontrolling interests	(77)	(27)
Other financing activities	(32)	(35)
Net cash flow (used for) provided by financing activities	$(1,271)	$723
Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock, during the three months ended March 31, 2022 and 2021, resulting in total dividends of $159 million and $152 million, respectively.
During the first quarter of 2022 we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, resulting in total dividends of $14.4 million. During the three months ended March 31, 2021, we recorded dividends of $1 million on our Mandatory Convertible Preferred Stock, representing dividends accumulated from the issuance on March 26 through March 31, 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	March 31, 2022	December 31, 2021
Senior debt (2.90%-7.875% due 2023-2050)	$15,095	$16,501
Junior debt (5.875%-6.375% due 2057 and 2062)	1,632	1,157
Other bank borrowings	65	35
Obligations under finance leases	20	16
Total debt (a)	16,812	17,709
Less current portion of long-term debt	15	11
Total long-term debt, net of current portion	$16,797	$17,698
(a) At March 31, 2022 and December 31, 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $459 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $97 million and $95 million, respectively. The face value of our total debt was $17.37 billion and $18.27 billion at March 31, 2022 and December 31, 2021, respectively.

During the three months ended March 31, 2022, we redeemed all of our notes due in 2024, which were comprised of $492 million of 3.875% senior notes and $600 million of 3.70% senior notes, and also redeemed $325 million of our 3.50% senior notes due 2025, for an aggregate redemption price of $1.48 billion. We also redeemed our $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $73 million.

During the three months ended March 31, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

In April 2022, we redeemed the remaining $275 million of our 3.50% senior notes due 2025, and $695 million of our 4.75% senior notes due 2025, for an aggregate redemption price of $1.01 billion.

During the three months ended March 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

Our 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rates until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly. These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

The subordination, interest deferral option and extended term of our junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services and Fitch Ratings Inc., and a 25% equity credit by Moody’s Investors Service, Inc.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper
At both March 31, 2022 and December 31, 2021, we had no outstanding commercial paper borrowings.

Credit Facility
At March 31, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of March 31, 2022.

At March 31, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At March 31, 2022 and December 31, 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $65 million and $35 million, respectively, each with a weighted average interest rate of 3.50%.
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At March 31, 2022, the outstanding letters of credit and surety bonds approximated $177 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at March 31, 2022 is a liability totaling $50 million, reflecting the present value of the estimated amount remaining under the guarantee obligation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $46 million at March 31, 2022 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Merger
Beginning on February 20, 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. On March 31, 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. On April 14, 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of the Agreement and Plan of merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”) dated as of August 13, 2019, as amended on October 16, 2019 (the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On June 5, 2020, the defendants filed motions to dismiss. On January 27, 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. Discovery on the surviving claims is

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
proceeding. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

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

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We have reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
wrongdoing by the Company, is subject to court approval. All amounts payable by the Company under the settlement will be paid by the Company’s insurers.

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

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2022, we had pending approximately 26,760 asbestos claims, as compared with approximately 27,770 as of December 31, 2021. During the first quarter of 2022, we received approximately 750 new claims and closed or moved to an inactive docket approximately 1,760 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2021, for a discussion of our critical accounting policies.

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming initiatives; changes in consumer behavior, as well as evolving technologies, distribution platforms and packaging; the impact on our advertising revenues as a result of changes in consumer viewership, advertising market conditions and deficiencies in audience measurement; our ability to maintain attractive brands and our reputation, and to offer popular programming and other content; increased costs for content and other rights; competition for talent, content, audiences, subscribers, advertising and distribution; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; risks related to our ongoing investments in new businesses, products, services and technologies, through acquisitions and other strategic initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; the impact of COVID-19 and other pandemics and measures taken in response thereto; domestic and global political, economic and regulatory factors affecting our businesses generally; liabilities related to discontinued operations and former businesses; the loss of existing or inability to hire new key employees or secure creative talent; strikes and other union activity; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the first quarter of 2022, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at March 31, 2022.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
	(a)	Employment Agreement, dated as of March 11, 2022, between Paramount Global and Christa A. D’Alimonte (filed herewith).*
	(b)	Employment Agreement, dated as of April 12, 2022, between Paramount Global and DeDe Lea (filed herewith).*
	(c)	Employment Agreement, dated as of April 12, 2022, between Paramount Global and Nancy Phillips (filed herewith).*
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Paramount Global. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
(a)
Certification of the Chief Executive Officer of Paramount Global furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

(b)
Certification of the Chief Financial Officer of Paramount Global furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

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

PARAMOUNT GLOBAL (Registrant)

Date: May , 2022	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: May , 2022	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer