Form 10-Q
period 2022-06-30
Paramount Global
filed 2022-08-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at August 1, 2022:
Class A Common Stock, par value $.001 per share— 40,705,472
Class B Common Stock, par value $.001 per share— 608,421,429

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$7,779	$6,564	$15,107	$13,976
Costs and expenses:
Operating	5,106	3,865	9,902	8,228
Selling, general and administrative	1,710	1,459	3,329	2,881
Depreciation and amortization	94	95	190	194
Restructuring and other corporate matters	50	35	107	35
Total costs and expenses	6,960	5,454	13,528	11,338
Net gain on sales	—	116	15	116
Operating income	819	1,226	1,594	2,754
Interest expense	(230)	(243)	(470)	(502)
Interest income	19	13	40	26
Net gains from investments	—	32	—	52
Loss on extinguishment of debt	(47)	—	(120)	(128)
Other items, net	(42)	(10)	(55)	(29)
Earnings from continuing operations before income taxes and equity in loss of investee companies	519	1,018	989	2,173
(Provision) benefit for income taxes	(129)	34	(163)	(192)
Equity in loss of investee companies, net of tax	(29)	(44)	(66)	(62)
Net earnings from continuing operations	361	1,008	760	1,919
Net earnings from discontinued operations, net of tax	61	41	103	53
Net earnings (Paramount and noncontrolling interests)	422	1,049	863	1,972
Net earnings attributable to noncontrolling interests	(3)	(13)	(11)	(25)
Net earnings attributable to Paramount	$419	$1,036	$852	$1,947

Amounts attributable to Paramount:
Net earnings from continuing operations	$358	$995	$749	$1,894
Net earnings from discontinued operations, net of tax	61	41	103	53
Net earnings attributable to Paramount	$419	$1,036	$852	$1,947

Basic net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$.53	$1.52	$1.11	$2.96
Net earnings from discontinued operations	$.09	$.06	$.16	$.08
Net earnings	$.62	$1.58	$1.27	$3.05

Diluted net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$.53	$1.50	$1.11	$2.93
Net earnings from discontinued operations	$.09	$.06	$.16	$.08
Net earnings	$.62	$1.56	$1.27	$3.01

Weighted average number of common shares outstanding:
Basic	649	646	649	634
Diluted	650	662	650	647
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings (Paramount and noncontrolling interests)	$422	$1,049	$863	$1,972
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(169)	11	(209)	(55)
Recognition of net actuarial loss and prior service costs	17	16	33	29
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	(152)	27	(176)	(26)
Other comprehensive income (loss) from discontinued operations	(8)	3	(6)	5
Comprehensive income	262	1,079	681	1,951
Less: Comprehensive income (loss) attributable to noncontrolling interests	(1)	14	7	25
Comprehensive income attributable to Paramount	$263	$1,065	$674	$1,926
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$4,037	$6,267
Receivables, net	6,959	6,984
Programming and other inventory	1,347	1,504
Prepaid expenses and other current assets	1,223	1,176
Current assets of discontinued operations	616	745
Total current assets	14,182	16,676
Property and equipment, net	1,705	1,736
Programming and other inventory	14,308	13,358
Goodwill	16,498	16,584
Intangible assets, net	2,739	2,772
Operating lease assets	1,544	1,630
Deferred income tax assets, net	1,258	1,206
Other assets	3,906	3,824
Assets held for sale	—	19
Assets of discontinued operations	821	815
Total Assets	$56,961	$58,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$853	$800
Accrued expenses	2,108	2,323
Participants’ share and royalties payable	2,466	2,159
Accrued programming and production costs	1,607	1,342
Deferred revenues	885	1,091
Debt	37	11
Other current liabilities	1,231	1,182
Current liabilities of discontinued operations	449	571
Total current liabilities	9,636	9,479
Long-term debt	15,773	17,698
Participants’ share and royalties payable	1,413	1,244
Pension and postretirement benefit obligations	1,879	1,946
Deferred income tax liabilities, net	1,040	1,063
Operating lease liabilities	1,514	1,598
Program rights obligations	430	404
Other liabilities	1,683	1,898
Liabilities of discontinued operations	205	213
Redeemable noncontrolling interest	108	107

Commitments and contingencies (Note 14)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2022 and 2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 shares issued (2022 and 2021)	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,111 (2022) and 1,110 (2021) shares issued	1	1
Additional paid-in capital	32,984	32,918
Treasury stock, at cost; 503 (2022 and 2021) Class B shares	(22,958)	(22,958)
Retained earnings	14,829	14,343
Accumulated other comprehensive loss	(2,080)	(1,902)
Total Paramount stockholders’ equity	22,776	22,402
Noncontrolling interests	504	568
Total Equity	23,280	22,970
Total Liabilities and Equity	$56,961	$58,620
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2022	2021
Operating Activities:
Net earnings (Paramount and noncontrolling interests)	$863	$1,972
Less: Net earnings from discontinued operations, net of tax	103	53
Net earnings from continuing operations	760	1,919
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	190	194
Deferred tax benefit	(56)	(110)
Stock-based compensation	77	101
Net gain on sales	(15)	(116)
Gains from investments	—	(52)
Loss on extinguishment of debt	120	128
Equity in loss of investee companies, net of tax	66	62
Change in assets and liabilities	(667)	(424)
Net cash flow provided by operating activities from continuing operations	475	1,702
Net cash flow provided by operating activities from discontinued operations	116	89
Net cash flow provided by operating activities	591	1,791
Investing Activities:
Investments	(141)	(114)
Capital expenditures	(151)	(138)
Proceeds from dispositions	36	408
Other investing activities	(1)	(25)
Net cash flow (used for) provided by investing activities from continuing operations	(257)	131
Net cash flow used for investing activities from discontinued operations	(1)	(2)
Net cash flow (used for) provided by investing activities	(258)	129
Financing Activities:
Proceeds from issuance of debt	1,078	38
Repayment of debt	(3,108)	(2,200)
Dividends paid on preferred stock	(29)	—
Dividends paid on common stock	(315)	(302)
Proceeds from issuance of preferred stock	—	983
Proceeds from issuance of common stock	—	1,672
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(13)	(49)
Proceeds from exercise of stock options	—	408
Payments to noncontrolling interests	(77)	(157)
Other financing activities	(34)	(42)
Net cash flow (used for) provided by financing activities	(2,498)	351
Effect of exchange rate changes on cash and cash equivalents	(65)	(8)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,230)	2,263
Cash, cash equivalents and restricted cash at beginning of year (includes $135 (2021) of restricted cash)	6,267	3,119
Cash, cash equivalents and restricted cash at end of period (includes $7 (2021) of restricted cash)	$4,037	$5,382
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended June 30, 2022
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
March 31, 2022	10	$—	649	$1	$32,946	$(22,958)	$14,599	$(1,924)	$22,664	$493	$23,157
Stock-based compensation activity	—	—	—	—	38	—	—	—	38	—	38
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(160)	—	(160)	—	(160)
Noncontrolling interests	—	—	—	—	—	—	(15)	—	(15)	12	(3)
Net earnings	—	—	—	—	—	—	419	—	419	3	422
Other comprehensive loss	—	—	—	—	—	—	—	(156)	(156)	(4)	(160)
June 30, 2022	10	$—	649	$1	$32,984	$(22,958)	$14,829	$(2,080)	$22,776	$504	$23,280

	Six Months Ended June 30, 2022
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2021	10	$—	648	$1	$32,918	$(22,958)	$14,343	$(1,902)	$22,402	$568	$22,970
Stock-based compensation activity	—	—	1	—	66	—	—	—	66	—	66
Preferred stock dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Common stock dividends	—	—	—	—	—	—	(318)	—	(318)	—	(318)
Noncontrolling interests	—	—	—	—	—	—	(19)	—	(19)	(71)	(90)
Net earnings	—	—	—	—	—	—	852	—	852	11	863
Other comprehensive loss	—	—	—	—	—	—	—	(178)	(178)	(4)	(182)
June 30, 2022	10	$—	649	$1	$32,984	$(22,958)	$14,829	$(2,080)	$22,776	$504	$23,280
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

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Excluded from the calculation of diluted EPS, because their inclusion would have been antidilutive, were stock options and RSUs of 11 million and 9 million for the three and six months ended June 30, 2022, respectively, and stock options and RSUs of 7 million and 5 million for the three and six months ended June 30, 2021, respectively. Also excluded from the calculation of diluted EPS for the three and six months ended June 30, 2022 was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2022	2021	2022	2021
Weighted average shares for basic EPS	649	646	649	634
Dilutive effect of shares issuable under stock-based compensation plans	1	4	1	7
Assumed conversion of Mandatory Convertible Preferred Stock	—	12	—	6
Weighted average shares for diluted EPS	650	662	650	647

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings from continuing operations and net earnings used in our calculation of diluted EPS for the three and six months ended June 30, 2022 were adjusted to include the preferred stock dividends recorded during the period. The table below presents a reconciliation of net earnings from continuing operations and net earnings to the amounts used in the calculations of basic and diluted EPS.

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Amounts attributable to Paramount:
Net earnings from continuing operations	$358	$749
Preferred stock dividends	(14)	(29)
Net earnings from continuing operations for basic and diluted EPS calculation	$344	$720

Amounts attributable to Paramount:
Net earnings	$419	$852
Preferred stock dividends	(14)	(29)
Net earnings for basic and diluted EPS calculation	$405	$823
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

During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House for $2.175 billion in cash. Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons. The trial commenced on August 1, 2022 and is expected to conclude on or about August 18, 2022 (see Note 14).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2022 and 2021, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$293	$219	$510	$404
Costs and expenses:
Operating	161	127	285	247
Selling, general and administrative	47	38	85	76
Total costs and expenses (a)	208	165	370	323
Operating income	85	54	140	81
Other items, net	(5)	—	(6)	(2)
Earnings from discontinued operations	80	54	134	79
Income tax provision (b)	(19)	(13)	(31)	(26)
Net earnings from discontinued operations, net of tax	$61	$41	$103	$53
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $5 million and $10 million for the three and six months ended June 30, 2022, respectively, and $2 million for each of the three and six months ended June 30, 2021.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $2 million for the three and six months ended June 30, 2022, respectively, and $7 million for the six months ended June 30, 2021.
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	June 30, 2022	December 31, 2021
Receivables, net	$365	$536
Other current assets	251	209
Goodwill	435	435
Property and equipment, net	47	46
Operating lease assets	202	203
Other assets	137	131
Total Assets	$1,437	$1,560
Royalties payable	$153	$155
Other current liabilities	296	416
Operating lease liabilities	188	194
Other liabilities	17	19
Total Liabilities	$654	$784

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at June 30, 2022 and December 31, 2021, grouped by type and predominant monetization strategy. During the first quarter of 2022, in connection with our increased strategic focus on our direct-to-consumer businesses, we reassessed our predominant monetization strategy for certain of our internally-produced content, and determined that it had shifted from individual to film group as a result of expected increased monetization of the content on our DTC services.

	At	At
	June 30, 2022	December 31, 2021
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,251	$3,432
Internally-produced television and film programming:
Released	5,813	3,808
In process and other	2,800	2,609

Individual Monetization:
Acquired libraries	418	441
Film inventory:
Released	699	606
Completed, not yet released	103	253
In process and other	1,231	1,303
Internally-produced television programming:
Released	672	1,604
In process and other	629	769
Home entertainment	39	37
Total programming and other inventory	15,655	14,862
Less current portion	1,347	1,504
Total noncurrent programming and other inventory	$14,308	$13,358
The following table presents amortization of television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Programming costs, acquired programming	$1,149	$1,098	$2,645	$2,600

Production costs, internally-produced television and film programming:
Individual monetization	$671	$750	$1,162	$1,510
Film group monetization	$1,297	$651	$2,444	$1,301
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At June 30, 2022, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.8% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$74	$73	$128	$138
Operating expenses	$1	$4	$6	$8

	At	At
	June 30, 2022	December 31, 2021
Accounts receivable	$49	$50

Through the normal course of business, we are involved in transactions with other related parties that have not been material in any of the periods presented.
5) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 13 for revenues by segment disaggregated into these categories.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues by Type:
Advertising	$2,545	$2,599	$5,409	$5,708
Affiliate and subscription	2,888	2,588	5,728	5,051
Theatrical	764	134	895	135
Licensing and other	1,582	1,243	3,075	3,082
Total Revenues	$7,779	$6,564	$15,107	$13,976
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. During the first quarter of 2022, following Russia’s invasion of Ukraine, we recorded a charge of $39 million, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine. The charge was recorded within “Restructuring and other corporate matters” on the Consolidated Statement of Operations. At June 30, 2022 and December 31, 2021, our allowance for credit losses was $113 million and $80 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.61 billion and $1.84 billion at June 30, 2022 and December 31, 2021, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and totaled $969 million and $1.20 billion at June 30, 2022 and December 31, 2021, respectively. For the six months ended June 30, 2022, we recognized revenues of $662 million that were included in deferred revenues at December 31, 2021. For the six months ended June 30, 2021, we recognized revenues of $627 million that were included in deferred revenues at December 31, 2020.

Unrecognized Revenues Under Contract
At June 30, 2022, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were $6.8 billion, of which $2.0 billion is expected to be recognized for the remainder of 2022, $2.4 billion in 2023, $1.2 billion in 2024, and $1.2 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. For the three months ended June 30, 2022 and 2021, we recognized revenues of $181 million and $104 million, respectively, and for the six months ended June 30, 2022 and 2021, we recognized revenues of $260 million and $240 million, respectively, for licensing to distributors of transactional video-on-demand and electronic sell-through services and other arrangements for licensing of our content for which our performance obligation was satisfied in a prior period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
6) DEBT
Our debt consists of the following:

	At	At
	June 30, 2022	December 31, 2021
7.875% Debentures due 2023	$139	$139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	—	490
3.70% Senior Notes due 2024	—	599
3.50% Senior Notes due 2025	—	597
4.75% Senior Notes due 2025	552	1,242
4.0% Senior Notes due 2026	794	793
3.45% Senior Notes due 2026	124	123
2.90% Senior Notes due 2027	693	692
3.375% Senior Notes due 2028	496	496
3.70% Senior Notes due 2028	493	493
4.20% Senior Notes due 2029	495	494
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,224	1,223
4.20% Senior Notes due 2032	973	972
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,070	1,070
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	488	488
4.375% Senior Debentures due 2043	1,126	1,123
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,233	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	540
4.60% Senior Notes due 2045	590	590
4.95% Senior Notes due 2050	945	944
5.875% Junior Subordinated Debentures due 2057	—	514
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	—
Other bank borrowings	25	35
Obligations under finance leases	17	16
Total debt (a)	15,810	17,709
Less current portion	37	11
Total long-term debt, net of current portion	$15,773	$17,698
(a) At June 30, 2022 and December 31, 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $451 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $92 million and $95 million, respectively. The face value of our total debt was $16.35 billion and $18.27 billion at June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion which included second quarter redemptions of $970 million for a redemption price of $1.01 billion. Additionally, in February 2022, we redeemed our $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $47 million and $120 million for the three and six months ended June 30, 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the six months ended June 30, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

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

Commercial Paper
At both June 30, 2022 and December 31, 2021, we had no outstanding commercial paper borrowings.

Credit Facility
At June 30, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of June 30, 2022.

At June 30, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At June 30, 2022 and December 31, 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $25 million and $35 million, respectively, with weighted average interest rates of 4.36% and 3.50%, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At June 30, 2022 and December 31, 2021, the carrying value of our notes and debentures was $15.77 billion and $17.66 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $15.0 billion and $21.5 billion, respectively.

The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $67 million and $59 million at June 30, 2022 and December 31, 2021, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

During the three and six months ended June 30, 2021, we recorded an unrealized loss of $5 million and an unrealized gain of $15 million, respectively, resulting from changes in the fair value of a marketable security. In addition, during the second quarter of 2021 we recognized a gain of $37 million from the sale of an investment without a readily determinable fair value.

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

At June 30, 2022 and December 31, 2021, the notional amount of all foreign exchange contracts was $2.41 billion and $1.94 billion, respectively. At June 30, 2022, $1.69 billion related to future production costs and $716 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2021, $1.38 billion related to future production costs and $564 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Financial Statement Account
Non-designated foreign exchange contracts	$38	$(2)	$40	$(1)	Other items, net
The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
Certain of our assets and liabilities are measured at fair value on a recurring basis. The table below presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	June 30, 2022	December 31, 2021
Assets:
Foreign currency hedges	$38	$23
Total Assets	$38	$23
Liabilities:
Deferred compensation	$328	$435
Foreign currency hedges	65	29
Total Liabilities	$393	$464
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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	June 30, 2022	December 31, 2021
Total assets	$1,651	$1,578

Total liabilities	$256	$184

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$86	$92	$189	$163

Operating income (loss)	$(27)	$3	$(55)	$8

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

Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock during each of the three months ended June 30, 2022 and 2021, resulting in total dividends of $160 million and $158 million, respectively. We declared cash dividends of $.48 per share on our Class A and Class B Common Stock during each of the six months ended June 30, 2022 and 2021, resulting in total dividends of $318 million and $310 million, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During each of the first and second quarters of 2022, we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, resulting in total dividends of $14.4 million for the three months ended June 30, 2022, and $28.8 million for the six months ended June 30, 2022. During the second quarter of 2021, we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $14.4 million and $15.4 million during the three and six months ended June 30, 2021, respectively.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2021	$(445)	$(1,434)		$(23)	$(1,902)
Other comprehensive loss before reclassifications	(205)	—		(6)	(211)
Reclassifications to net earnings	—	33	(b)	—	33
Other comprehensive income (loss)	(205)	33		(6)	(178)
At June 30, 2022	$(650)	$(1,401)		$(29)	$(2,080)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2020	$(303)	$(1,509)		$(20)	$(1,832)
Other comprehensive income (loss) before reclassifications	(55)	—		5	(50)
Reclassifications to net earnings	—	29	(b)	—	29
Other comprehensive income (loss)	(55)	29		5	(21)
At June 30, 2021	$(358)	$(1,480)		$(15)	$(1,853)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses (see Note 11).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $10 million for each of the six-month periods ended June 30, 2022 and 2021.
10) INCOME TAXES
The provision/benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2022, we recorded a provision for income taxes of $129 million and $163 million, reflecting effective income tax rates of 24.9% and 16.5%, respectively. Included in the provision for income taxes for the second quarter of 2022 is a net discrete tax benefit of $3 million, which together with a net tax benefit of $23 million on other items identified as affecting the comparability of our results during the period, which include a loss on extinguishment of debt and charges for restructuring and other corporate matters, decreased our effective

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
income tax rate by 0.3 percentage points. The tax provision for the six months ended June 30, 2022 included a net discrete tax benefit of $81 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $48 million on other items identified as affecting the comparability of our results during the six-month period, which include a loss on extinguishment of debt, charges for restructuring and other corporate matters, and gains on sales, decreased our effective income tax rate by 7.8 percentage points.

For the three months ended June 30, 2021, we recorded a benefit for income taxes of $34 million, reflecting a negative effective income tax rate of 3.3%, and for the six months ended June 30, 2021, we recorded a provision for income taxes of $192 million, reflecting an effective income tax rate of 8.8%. Included in income taxes for the three and six months ended June 30, 2021 are discrete tax benefits of $268 million and $289 million, respectively, primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the second quarter of 2021 of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the three and six months ended June 30, 2021, the discrete tax benefit in each period, together with a net tax provision of $26 million and $1 million, respectively, on other items identified as affecting the comparability of our results during the period, which include net gains from sales and investments, and restructuring charges in each period, and a loss on extinguishment of debt in the six-month period, reduced our effective income tax rate by 26.3 percentage points and 13.3 percentage points, respectively.
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans, which are included within “Other items, net” on the Consolidated Statements of Operations.

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2022	2021	2022	2021
Components of net periodic cost (a):
Interest cost	$37	$36	$2	$2
Expected return on plan assets	(43)	(47)	—	—
Amortization of actuarial loss (gain) (b)	25	23	(4)	(4)
Net periodic cost	$19	$12	$(2)	$(2)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2022	2021	2022	2021
Components of net periodic cost (a):
Interest cost	$75	$72	$4	$4
Expected return on plan assets	(86)	(94)	—	—
Amortization of actuarial loss (gain) (b)	49	47	(7)	(7)
Net periodic cost	$38	$25	$(3)	$(3)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
12) REDEEMABLE NONCONTROLLING INTERESTS
We are subject to a redeemable put option, payable in a foreign currency, with respect to an international subsidiary. The put option expires in December 2022 and is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the six months ended June 30, 2022 and 2021 is presented below.

	Six Months Ended
	June 30,
	2022	2021
Beginning balance	$107	$197
Net earnings	1	4
Distributions	(4)	(2)
Translation adjustment	(15)	1
Redemption value adjustment	19	(10)
Ending balance	$108	$190

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
Management Structure Change
Our management structure has been reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of global DTC services, and a film studio. As a result, we realigned our operating segments and accordingly, beginning in the first quarter of 2022, and for all periods presented we are reporting results based on the segments in the tables below (see Note 1 for a description of each operating segment). In connection with the management structure change, we also reassessed our reporting units and reallocated goodwill from the reporting units that existed prior to the change, to the new reporting units, using a relative fair value approach. We performed goodwill impairment tests as of January 1, 2022 on both the reporting units in place prior to the change and the new reporting units and concluded that the estimated fair values of each of the reporting units exceeded their respective carrying values and therefore no impairment charge was necessary.
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Advertising	$2,174	$2,303	$4,695	$5,191
Affiliate and subscription	2,058	2,112	4,156	4,195
Licensing and other	1,024	804	2,050	1,826
TV Media	5,256	5,219	10,901	11,212
Advertising	363	291	710	509
Subscription	830	476	1,572	856
Direct-to-Consumer	1,193	767	2,282	1,365
Advertising	12	6	14	12
Theatrical	764	134	895	135
Licensing and other	587	463	1,078	1,316
Filmed Entertainment	1,363	603	1,987	1,463
Eliminations	(33)	(25)	(63)	(64)
Total Revenues	$7,779	$6,564	$15,107	$13,976
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Intercompany Revenues:
TV Media	$13	$5	$24	$19
Direct-to-Consumer	—	1	—	1
Filmed Entertainment	20	19	39	44
Total Intercompany Revenues	$33	$25	$63	$64
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and net gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Adjusted OIBDA:
TV Media	$1,380	$1,504	$2,924	$3,269
Direct-to-Consumer	(445)	(143)	(901)	(292)
Filmed Entertainment	181	52	144	231
Corporate/Eliminations	(112)	(124)	(216)	(240)
Stock-based compensation (a)	(41)	(49)	(75)	(101)
Depreciation and amortization	(94)	(95)	(190)	(194)
Restructuring and other corporate matters	(50)	(35)	(107)	(35)
Net gain on sales	—	116	15	116
Operating income	819	1,226	1,594	2,754
Interest expense	(230)	(243)	(470)	(502)
Interest income	19	13	40	26
Net gains from investments	—	32	—	52
Loss on extinguishment of debt	(47)	—	(120)	(128)
Other items, net	(42)	(10)	(55)	(29)
Earnings from continuing operations before income taxes and equity in loss of investee companies	519	1,018	989	2,173
(Provision) benefit for income taxes	(129)	34	(163)	(192)
Equity in loss of investee companies, net of tax	(29)	(44)	(66)	(62)
Net earnings from continuing operations	361	1,008	760	1,919
Net earnings from discontinued operations, net of tax	61	41	103	53
Net earnings (Paramount and noncontrolling interests)	422	1,049	863	1,972
Net earnings attributable to noncontrolling interests	(3)	(13)	(11)	(25)
Net earnings attributable to Paramount	$419	$1,036	$852	$1,947
(a) For the six months ended June 30, 2022, $2 million of stock-based compensation expense is included in restructuring and other corporate matters.

	At	At
	June 30, 2022	December 31, 2021
Assets:
TV Media	$38,019	$38,491
Direct-to-Consumer	6,334	5,545
Filmed Entertainment	7,939	7,472
Corporate/Eliminations	3,232	5,552
Discontinued Operations	1,437	1,560
Total Assets	$56,961	$58,620

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2022, the outstanding letters of credit and surety bonds approximated $173 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at June 30, 2022 is a liability totaling $51 million, reflecting the present value of the estimated amount remaining under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $41 million at June 30, 2022 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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
Stockholder Matters
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or wrongdoing by the Company, was granted preliminary approval by the Court on May 13, 2022. All amounts payable by the Company under the settlement will be paid by the Company’s insurers.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons. The trial commenced on August 1, 2022 and is expected to conclude on or about August 18, 2022. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

Claims Related to Former Businesses

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2022, we had pending approximately 26,790 asbestos claims, as compared with approximately 27,770 as of December 31, 2021. During the second quarter of 2022, we received approximately 670 new claims and closed or moved to an inactive docket approximately 640 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2022	2021
Cash paid for interest	$474	$506

Cash paid for income taxes:
Continuing operations	$79	$144
Discontinued operations	$10	$38

Noncash additions to operating lease assets	$96	$28
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $19 million and $34 million for the three and six months ended June 30, 2022, respectively, and $35 million and $71 million for the three and six months ended June 30, 2021, respectively. The lower lease income for the three and six months ended June 30, 2022 compared with the same periods in 2021 is the result of the sales of a production facility and an office building during the fourth quarter of 2021.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2022 and 2021, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Severance	$10	$—	$28	$—
Exit costs	—	35	—	35
Restructuring charges	10	35	28	35
Other corporate matters	40	—	79	—
Restructuring and other corporate matters	$50	$35	$107	$35
During the three and six months ended June 30, 2022, we recorded restructuring charges of $10 million and $28 million, respectively, consisting of severance costs primarily associated with changes in management related to the realignment of our operating segments. The restructuring charges for the six-month period were comprised of $18 million recorded within the Filmed Entertainment segment, $9 million recorded within the TV Media segment, and $1 million recorded within the Direct-to-Consumer segment.

During the second quarter of 2021, we recorded charges of $35 million within the TV Media segment for the impairment of lease assets that we determined we would not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the Merger. The impairment was the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

At June 30, 2022 and December 31, 2021, our restructuring liability was $139 million and $190 million, respectively, and was recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. During the six months ended June 30, 2022, we made payments for restructuring of $67 million. The liability at June 30, 2022, which principally relates to severance payments, is expected to be substantially paid by the end of 2023.

In addition, for the six months ended June 30, 2022, we recorded charges for other corporate matters of $79 million, consisting of $39 million recorded during the first quarter, following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine, and $40 million recorded during the second quarter associated with litigation described under Legal Matters—Stockholder Matters in Note 14.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Effective February 16, 2022, we changed our name from ViacomCBS Inc. to Paramount Global. Management’s discussion and analysis of the results of operations and financial condition of Paramount Global should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed prior to our name change. References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and six months ended June 30, 2022 compared with the three and six months ended June 30, 2021.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the six months ended June 30, 2022 and June 30, 2021; and our outstanding debt as of June 30, 2022.
•Legal Matters—Discussion of legal matters in which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended June 30, 2022 versus Three Months Ended June 30, 2021

Consolidated results of operations			Increase/(Decrease)
Three Months Ended June 30,	2022	2021	$	%
GAAP:
Revenues	$7,779	$6,564	$1,215	19%
Operating income	$819	$1,226	$(407)	(33)%
Net earnings from continuing operations attributable to Paramount	$358	$995	$(637)	(64)%
Diluted EPS from continuing operations attributable to Paramount	$.53	$1.50	$(.97)	(65)%

Non-GAAP: (a)
Adjusted OIBDA	$963	$1,240	$(277)	(22)%
Adjusted net earnings from continuing operations attributable to Paramount	$429	$640	$(211)	(33)%
Adjusted diluted EPS from continuing operations attributable to Paramount	$.64	$.97	$(.33)	(34)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended June 30, 2022, revenues increased 19% to $7.78 billion, driven by the box office success of our second quarter theatrical releases, Top Gun: Maverick and Sonic the Hedgehog 2; significant increases in revenues from our direct-to-consumer streaming services (“DTC services”), led by Paramount+; and higher content licensing, mainly reflecting an increase in programming produced for third parties, the monetization of recent theatrical releases, and increased international licensing. These increases were partially offset by a decline in advertising revenues for our broadcast and cable networks.

Operating income for the three months ended June 30, 2022 decreased 33% from the same prior-year period. This comparison was impacted by a net gain on sales of $116 million in 2021, principally from the sale of a noncore trademark licensing operation. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes this gain, as well as charges for restructuring and other corporate matters, decreased 22%, mainly as a result of an increased investment in our DTC services.

For the three months ended June 30, 2022, net earnings from continuing operations attributable to Paramount and diluted earnings per share (“EPS”) from continuing operations decreased 64% and 65%, respectively, from the same prior-year period as a result of the decline in operating income and a higher effective tax rate in 2022. The effective tax rate was higher in 2022 because of a discrete tax benefit of $260 million recorded in the 2021 period to remeasure our UK net deferred income tax asset as a result of the enactment of an increase in the UK corporate income tax rate. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which exclude discrete tax benefits in each period, a loss on extinguishment of debt in the current-year period, and net gains from investments in the prior-year period, as well as the items impacting the comparability of operating income listed above, decreased 33% and 34%, respectively, primarily reflecting the lower Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Six Months Ended June 30, 2022 versus Six Months Ended June 30, 2021

Consolidated results of operations			Increase/(Decrease)
Six Months Ended June 30,	2022	2021	$	%
GAAP:
Revenues	$15,107	$13,976	$1,131	8%
Operating income	$1,594	$2,754	$(1,160)	(42)%
Net earnings from continuing operations attributable to Paramount	$749	$1,894	$(1,145)	(60)%
Diluted EPS from continuing operations attributable to Paramount	$1.11	$2.93	$(1.82)	(62)%

Non-GAAP: (a)
Adjusted OIBDA	$1,876	$2,867	$(991)	(35)%
Adjusted net earnings from continuing operations attributable to Paramount	$832	$1,601	$(769)	(48)%
Adjusted diluted EPS from continuing operations attributable to Paramount	$1.24	$2.47	$(1.23)	(50)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2022, revenues increased 8% to $15.11 billion, driven by significant growth in revenues from our DTC services, including Paramount+ and Pluto TV, and the success of our current year theatrical releases. These increases were partially offset by lower advertising revenues for our broadcast and cable networks, driven by the benefit in 2021 from CBS’ broadcast of the Super Bowl, reflecting the rotational nature of the rights to air this event. The absence of the Super Bowl negatively impacted the total revenue comparison by 4-percentage points.

Operating income for the six months ended June 30, 2022 decreased 42% from the same prior-year period. The operating income comparison was impacted by higher charges in 2022 for restructuring and other corporate matters, as well as the net gain on sales in 2021 discussed above. Adjusted OIBDA, which excludes these items, decreased 35%, driven by increased investment in our DTC services, the benefit to the 2021 period from the broadcast of the Super Bowl, higher costs from the mix of programming on our linear networks, and lower profits from the licensing of films.

For the six months ended June 30, 2022, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations decreased 60% and 62%, respectively, from the same prior-year period as a result of the decline in operating income, as well as a higher effective tax rate in 2022. The higher effective tax rate was the result of lower discrete tax benefits in the current year, which included a net benefit of $81 million compared with $289 million for the prior-year period. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which exclude discrete tax benefits and a loss on extinguishment of debt in each period, net gains from investments in 2021, and the items impacting the comparability of operating income noted above, decreased 48% and 50%, respectively, primarily reflecting the lower Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three and six months ended June 30, 2022 and 2021 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating income (GAAP)	$819	$1,226	$1,594	$2,754
Depreciation and amortization	94	95	190	194
Restructuring and other corporate matters (a)	50	35	107	35
Net gain on sales (a)	—	(116)	(15)	(116)
Adjusted OIBDA (Non-GAAP)	$963	$1,240	$1,876	$2,867
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$519	$(129)	$358	$.53
Items affecting comparability:
Restructuring and other corporate matters (a)	50	(12)	38	.06
Loss on extinguishment of debt	47	(11)	36	.05
Discrete tax items	—	(3)	(3)	—
Adjusted (Non-GAAP)	$616	$(155)	$429	$.64
(a) Reflects restructuring charges of $10 million consisting of severance costs primarily associated with changes in management related to the realignment of our operating segments, as well as a charge of $40 million associated with litigation described under Legal Matters—Stockholder Matters.

	Three Months Ended June 30, 2021
	Earnings from Continuing Operations Before Income Taxes	(Provision) Benefit for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,018	$34	$995	$1.50
Items affecting comparability:
Restructuring and other corporate matters (a)	35	(8)	27	.04
Net gain on sales (b)	(116)	27	(89)	(.13)
Net gains from investments (c)	(32)	7	(25)	(.04)
Discrete tax items (d)	—	(268)	(268)	(.40)
Adjusted (Non-GAAP)	$905	$(208)	$640	$.97
(a) Reflects the impairment of lease assets in connection with cost transformation initiatives related to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (“the Merger”).
(b) Primarily reflects a gain on the sale of a noncore trademark licensing operation.
(c) Reflects a gain of $37 million on the sale of an investment, partially offset by a decrease in the fair value of a marketable security of $5 million.
(d) Primarily reflects a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment in June 2021 of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$989	$(163)	$749	$1.11
Items affecting comparability:
Restructuring and other corporate matters (a)	107	(24)	83	.13
Net gain on sales (b)	(15)	4	(11)	(.02)
Loss on extinguishment of debt	120	(28)	92	.14
Discrete tax items (c)	—	(81)	(81)	(.12)
Adjusted (Non-GAAP)	$1,201	$(292)	$832	$1.24
(a) Comprised of charges of $28 million for restructuring, consisting of severance costs; $39 million recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine; and $40 million associated with litigation described under Legal Matters—Stockholder Matters.
(b) Reflects a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.
(c) Primarily reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations.

	Six Months Ended June 30, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$2,173	$(192)	$1,894	$2.93
Items affecting comparability:
Restructuring and other corporate matters (a)	35	(8)	27	.04
Net gain on sales (b)	(116)	27	(89)	(.14)
Loss on extinguishment of debt	128	(30)	98	.15
Net gains from investments (c)	(52)	12	(40)	(.06)
Discrete tax items (d)	—	(289)	(289)	(.45)
Adjusted (Non-GAAP)	$2,168	$(480)	$1,601	$2.47
(a) Reflects the impairment of lease assets in connection with cost transformation initiatives related to the Merger.
(b) Primarily reflects a gain on the sale of a noncore trademark licensing operation.
(c) Reflects a gain of $37 million on the sale of an investment and an increase in the fair value of a marketable security of $15 million.
(d) Primarily reflects a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment in June 2021 of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Six Months Ended June 30, 2022 versus Three and Six Months Ended June 30, 2021
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2022		2021		$	%
Advertising	$2,545	33%	$2,599	40%	$(54)	(2)%
Affiliate and subscription	2,888	37	2,588	39	300	12
Theatrical	764	10	134	2	630	470
Licensing and other	1,582	20	1,243	19	339	27
Total Revenues	$7,779	100%	$6,564	100%	$1,215	19%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2022		2021		$	%
Advertising	$5,409	36%	$5,708	41%	$(299)	(5)%
Affiliate and subscription	5,728	38	5,051	36	677	13
Theatrical	895	6	135	1	760	563
Licensing and other	3,075	20	3,082	22	(7)	—
Total Revenues	$15,107	100%	$13,976	100%	$1,131	8%
Advertising
For the three months ended June 30, 2022, advertising revenues declined 2% as lower revenues from our broadcast and cable networks more than offset growth from Paramount+ and Pluto TV. The decline was driven by our domestic networks as lower linear impressions were only partially offset by higher pricing, as a result of softness in the scatter market. For the six months ended June 30, 2022, the 5% decrease in advertising revenues is due to the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021 and another network in 2022, resulting in a negative impact on the advertising comparison of 8-percentage points. Increases in advertising from Pluto TV and Paramount+ partially offset the decline. The comparison for the six-month period also reflects the impact from lower linear impressions for our domestic networks, partially offset by higher pricing, and for both the three- and six-month periods reflects the impact from unfavorable foreign exchange rate changes, partially offset by revenues for Chilevisión, which was acquired in the third quarter of 2021, and higher political advertising sales. Foreign exchange rate changes negatively impacted the comparison of total advertising revenues for the three-month period by 2-percentage points and for the six-month period by 1-percentage point.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs” or “vMVPDs”) for carriage of our cable networks (“cable affiliate fees”), fees received from television stations affiliated with the CBS Television Network (“reverse compensation”), fees for authorizing the MVPDs’ and vMVPDs’ carriage of our owned television stations (“retransmission fees”), and subscription fees for our DTC services.

For the three and six months ended June 30, 2022, affiliate and subscription revenues increased 12% and 13%, respectively, driven by growth in subscribers for our DTC services of 50% to 63.7 million at June 30, 2022 from 42.4 million at June 30, 2021, led by an increase of 21.9 million for Paramount+ to 43.3 million at June 30, 2022.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
These increases were partially offset by lower revenues from international affiliates, including a negative impact from foreign exchange rate changes, and lower revenues from pay-per-view boxing events.

Theatrical
For the three months ended June 30, 2022, theatrical revenues grew $630 million, led by the success of the second quarter 2022 theatrical releases of Top Gun: Maverick and Sonic the Hedgehog 2, and the first quarter release of The Lost City, while the prior-year period benefited from second quarter 2021 theatrical releases, principally A Quiet Place Part II. For the six months ended June 30, 2022, the $760 million increase in theatrical revenues also includes the benefit from the first quarter 2022 theatrical releases of Scream and Jackass Forever. There were no theatrical releases in the first quarter of 2021 as movie theaters continued to be impacted by closures or reduced capacity in response to the coronavirus pandemic (“COVID-19”).

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

For the three months ended June 30, 2022, the 27% increase in licensing and other revenues primarily reflects a higher volume of content produced for third parties, driven by additional seasons of existing series, including season 3 of Jack Ryan; the monetization of recent theatrical releases; and growth in international licensing. For the six months ended June 30, 2022, licensing and other revenues remained relatively flat.

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2022		2021		$	%
Content costs	$4,117	81%	$3,114	81%	$1,003	32%
Distribution and other	989	19	751	19	238	32
Total Operating Expenses	$5,106	100%	$3,865	100%	$1,241	32%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2022		2021		$	%
Content costs	$7,948	80%	$6,838	83%	$1,110	16%
Distribution and other	1,954	20	1,390	17	564	41
Total Operating Expenses	$9,902	100%	$8,228	100%	$1,674	20%

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
For the three months ended June 30, 2022, content costs increased 32% driven by costs associated with second quarter theatrical releases, an increased investment in content for our DTC services, and higher costs associated with the increase in content licensing. For the six months ended June 30, 2022, content costs increased 16% reflecting higher costs associated with theatrical releases and increased investment in content for our DTC services, partially offset by costs in 2021 from CBS’ broadcast of the Super Bowl.
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

For the three and six months ended June 30, 2022, distribution and other expenses increased 32% and 41%, respectively, primarily reflecting costs to support our theatrical releases. The increase also reflects higher costs associated with the growth of our DTC services, mainly for amounts paid to third-party distributors.

Selling, General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Selling, general and administrative expenses	$1,710	$1,459	17%	$3,329	$2,881	16%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three and six months ended June 30, 2022, SG&A expenses increased 17% and 16%, respectively, driven by advertising, marketing and other cost increases to support the growth and expansion of our DTC services.

Depreciation and Amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Depreciation and amortization	$94	$95	(1)%	$190	$194	(2)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2022 and 2021, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Severance	$10	$—	$28	$—
Exit costs	—	35	—	35
Restructuring charges	10	35	28	35
Other corporate matters	40	—	79	—
Restructuring and other corporate matters	$50	$35	$107	$35
During the three and six months ended June 30, 2022, we recorded restructuring charges of $10 million and $28 million, respectively, consisting of severance costs primarily associated with changes in management related to the realignment of our operating segments. The restructuring charges for the six-month period were comprised of $18 million recorded within the Filmed Entertainment segment, $9 million recorded within the TV Media segment, and $1 million recorded within the Direct-to-Consumer segment. In addition, for the six months ended June 30, 2022, we recorded charges for other corporate matters of $79 million, consisting of $39 million recorded during the first quarter, following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine, and $40 million recorded during the second quarter associated with litigation described under Legal Matters—Stockholder Matters.

During the second quarter of 2021, we recorded charges of $35 million within the TV Media segment for the impairment of lease assets that we determined we would not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the Merger. The impairment was the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

Net Gain on Sales
For the six months ended June 30, 2022, we recorded gains on sales totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center. For the three and six months ended June 30, 2021, net gain on sales of $116 million principally included a gain on the sale of a noncore trademark licensing operation.

Interest Expense/Income

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Interest expense	$(230)	$(243)	(5)%	$(470)	$(502)	(6)%
Interest income	$19	$13	46%	$40	$26	54%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of June 30, 2022 and 2021.

	At June 30,
		Weighted Average		Weighted Average
	2022	Interest Rate	2021	Interest Rate
Total long-term debt	$15,768	5.13%	$17,644	4.93%
Other bank borrowings	$25	4.36%	$45	3.50%
Net Gains from Investments
Net gains from investments for the three and six months ended June 30, 2021 primarily reflect a gain of $37 million from the sale of an investment. In addition, during the three and six months ended June 30, 2021, we recorded an unrealized loss of $5 million and an unrealized gain of $15 million, respectively, resulting from changes in the fair value of a marketable security.

Loss on Extinguishment of Debt
For the three and six months ended June 30, 2022, we recorded losses on extinguishment of debt of $47 million and $120 million, respectively, associated with the early redemption of long-term debt of $2.91 billion, of which $970 million was redeemed during the second quarter. For the six months ended June 30, 2021, we recorded a loss on extinguishment of debt of $128 million associated with the early redemption of long-term debt of $1.99 billion.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension and postretirement benefit costs	$(16)	$(10)	$(33)	$(22)
Foreign exchange loss	(24)	—	(23)	(8)
Other	(2)	—	1	1
Other items, net	$(42)	$(10)	$(55)	$(29)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Provision/Benefit for Income Taxes
The provision/benefit for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2022, we recorded a provision for income taxes of $129 million and $163 million, reflecting effective income tax rates of 24.9% and 16.5%, respectively. Included in the provision for income taxes for the second quarter of 2022 is a net discrete tax benefit of $3 million, which together with a net tax benefit of $23 million on other items identified as affecting the comparability of our results during the period, which include a loss on extinguishment of debt and charges for restructuring and other corporate matters, decreased our effective income tax rate by 0.3 percentage points. The tax provision for the six months ended June 30, 2022 included a net discrete tax benefit of $81 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $48 million on other items identified as affecting the comparability of our results during the six-month period, which include a loss on extinguishment of debt, charges for restructuring and other corporate matters, and gains on sales, decreased our effective income tax rate by 7.8 percentage points.

For the three months ended June 30, 2021, we recorded a benefit for income taxes of $34 million, reflecting a negative effective income tax rate of 3.3%, and for the six months ended June 30, 2021, we recorded a provision for income taxes of $192 million, reflecting an effective income tax rate of 8.8%. Included in income taxes for the three and six months ended June 30, 2021 are discrete tax benefits of $268 million and $289 million, respectively, primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the second quarter of 2021 of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the three and six months ended June 30, 2021, the discrete tax benefit in each period, together with a net tax provision of $26 million and $1 million, respectively, on other items identified as affecting the comparability of our results during the period, which include net gains from sales and investments, and restructuring charges in each period, and a loss on extinguishment of debt in the six-month period, reduced our effective income tax rate by 26.3 percentage points and 13.3 percentage points, respectively.
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Equity in loss of investee companies	$(39)	$(60)	35%	$(91)	$(92)	1%
Tax benefit	10	16	(38)	25	30	(17)
Equity in loss of investee companies, net of tax	$(29)	$(44)	34%	$(66)	$(62)	(6)%

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

The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2022 and 2021, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues	$293	$219	$510	$404
Costs and expenses:
Operating	161	127	285	247
Selling, general and administrative	47	38	85	76
Total costs and expenses (a)	208	165	370	323
Operating income	85	54	140	81
Other items, net	(5)	—	(6)	(2)
Earnings from discontinued operations	80	54	134	79
Income tax provision (b)	(19)	(13)	(31)	(26)
Net earnings from discontinued operations, net of tax	$61	$41	$103	$53
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $5 million and $10 million for the three and six months ended June 30, 2022, respectively, and $2 million for each of the three and six months ended June 30, 2021.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $2 million for the three and six months ended June 30, 2022, respectively, and $7 million for the six months ended June 30, 2021.
Net Earnings from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations Attributable to Paramount

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Net earnings from continuing operations attributable to Paramount	$358	$995	(64)%	$749	$1,894	(60)%
Diluted EPS from continuing operations attributable to Paramount	$.53	$1.50	(65)%	$1.11	$2.93	(62)%
For the three and six months ended June 30, 2022, net earnings from continuing operations attributable to Paramount decreased 64% and 60%, respectively, and diluted EPS from continuing operations decreased 65% and 62%, respectively, driven by the decrease in operating income as well as higher discrete tax benefits in the prior-year periods.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and net gain on sales, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 13 to the consolidated financial statements.

Beginning in 2022, primarily as a result of our increased strategic focus on our direct-to-consumer businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Our management structure has been reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of global DTC services, and a film studio. Accordingly, beginning in the first quarter of 2022, and for all periods presented we are reporting results based on the following segments:
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
Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2022		2021		$	%
Revenues:
TV Media	$5,256	68%	$5,219	79%	$37	1%
Direct-to-Consumer	1,193	15	767	12	426	56
Filmed Entertainment	1,363	17	603	9	760	126
Eliminations	(33)	—	(25)	—	(8)	(32)
Total Revenues	$7,779	100%	$6,564	100%	$1,215	19%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,
			Increase/(Decrease)
	2022	2021	$	%
Adjusted OIBDA:
TV Media	$1,380	$1,504	$(124)	(8)%
Direct-to-Consumer	(445)	(143)	(302)	(211)
Filmed Entertainment	181	52	129	248
Corporate/Eliminations	(112)	(124)	12	10
Stock-based compensation	(41)	(49)	8	16
Total Adjusted OIBDA	963	1,240	(277)	(22)
Depreciation and amortization	(94)	(95)	1	1
Restructuring and other corporate matters	(50)	(35)	(15)	(43)
Net gain on sales	—	116	(116)	n/m
Total Operating Income	$819	$1,226	$(407)	(33)%
n/m - not meaningful
Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2022		2021		$	%
Revenues:
TV Media	$10,901	72%	$11,212	80%	$(311)	(3)%
Direct-to-Consumer	2,282	15	1,365	10	917	67
Filmed Entertainment	1,987	13	1,463	10	524	36
Eliminations	(63)	—	(64)	—	1	2
Total Revenues	$15,107	100%	$13,976	100%	$1,131	8%

	Six Months Ended June 30,
			Increase/(Decrease)
	2022	2021	$	%
Adjusted OIBDA:
TV Media	$2,924	$3,269	$(345)	(11)%
Direct-to-Consumer	(901)	(292)	(609)	(209)
Filmed Entertainment	144	231	(87)	(38)
Corporate/Eliminations	(216)	(240)	24	10
Stock-based compensation (a)	(75)	(101)	26	26
Total Adjusted OIBDA	1,876	2,867	(991)	(35)
Depreciation and amortization	(190)	(194)	4	2
Restructuring and other corporate matters	(107)	(35)	(72)	(206)
Net gain on sales	15	116	(101)	(87)
Total Operating Income	$1,594	$2,754	$(1,160)	(42)%
(a) For 2022, $2 million of stock-based compensation expense is included in restructuring and other corporate matters.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media
Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
			Increase/(Decrease)
TV Media	2022	2021	$	%
Advertising	$2,174	$2,303	$(129)	(6)%
Affiliate and subscription	2,058	2,112	(54)	(3)
Licensing and other	1,024	804	220	27
Revenues	$5,256	$5,219	$37	1%

Adjusted OIBDA	$1,380	$1,504	$(124)	(8)%
Revenues
For the three months ended June 30, 2022, revenues increased 1%, primarily reflecting higher licensing revenues, partially offset by lower advertising and affiliate revenues.

Advertising
The 6% decrease in advertising revenues was primarily driven by lower linear impressions for our domestic networks. Pricing only partially offset the decline as it was impacted by softness in the scatter market. The decline also reflects unfavorable foreign exchange rate changes, which negatively impacted the total advertising revenue comparison by 2-percentage points. The decrease was partially offset by the benefit from the acquisition of Chilevisión in the third quarter of 2021 and higher political advertising sales.

Affiliate and Subscription
The 3% decrease in affiliate and subscription revenues was driven by lower affiliate revenues in international markets, where we restructured certain affiliate agreements, resulting in a shift of revenue from our pay television services to our DTC services. The decline in international affiliate revenues also reflects unfavorable foreign exchange rate changes, which negatively impacted the total affiliate and subscription revenue comparison by 1-percentage point, and the absence of revenues in Russia, where we suspended our operations following Russia’s invasion of Ukraine. Lower revenues from pay-per-view boxing events also contributed to the decline.

Licensing and Other
Licensing and other revenues increased 27%, reflecting a higher volume of content produced for third parties, primarily driven by the licensing of additional seasons of existing series, including season 3 of Jack Ryan, and higher international licensing.

Adjusted OIBDA
Adjusted OIBDA decreased 8%, reflecting the decline in advertising and affiliate revenues. The increase in licensing revenues was principally offset by the associated content costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
			Increase/(Decrease)
TV Media	2022	2021	$	%
Advertising	$4,695	$5,191	$(496)	(10)%
Affiliate and subscription	4,156	4,195	(39)	(1)
Licensing and other	2,050	1,826	224	12
Revenues	$10,901	$11,212	$(311)	(3)%

Adjusted OIBDA	$2,924	$3,269	$(345)	(11)%

Revenues
For the six months ended June 30, 2022, revenues decreased 3%, reflecting lower advertising revenues, driven by the comparison against CBS’ broadcast of the Super Bowl in the first quarter of 2021, which negatively impacted the total revenue comparison by 4-percentage points. The decline was partially offset by higher licensing revenues.

Advertising
The 10% decrease in advertising revenues was driven by the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021 and another network in 2022, resulting in a negative impact on the advertising revenue comparison of 9-percentage points. Also included in the decline is the impact from lower linear impressions for our domestic networks, partially offset by higher pricing and higher political advertising sales.

Affiliate and Subscription
The 1% decrease in affiliate and subscription revenues was driven by lower international affiliate revenues, partially offset by higher domestic affiliate revenues. International affiliate revenues decreased as a result of the previously-mentioned restructuring of certain affiliate agreements; unfavorable foreign exchange rate changes, which negatively impacted the total affiliate and subscription revenue comparison by 1-percentage point; and the absence of revenues in Russia. The increase in domestic affiliate revenues was driven by rate increases from MVPDs and vMVPDs, the launch of our basic cable networks on a vMVPD in April 2021, and growth in reverse compensation, partially offset by a decline in MVPD subscribers.

Licensing and Other
Licensing and other revenues increased 12%, reflecting higher international licensing and a higher volume of content produced for third parties, primarily driven by the licensing of additional seasons of existing series, partially offset by lower revenues from the domestic licensing of library titles.

Adjusted OIBDA
Adjusted OIBDA decreased 11%, primarily reflecting the benefit to the prior-year period from the broadcast of the Super Bowl, declines in other advertising revenues and affiliate revenues as well as higher costs associated with the mix of programming.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Three Months Ended June 30, 2022 and 2021

Direct-to-Consumer	Three Months Ended June 30,
(Subscribers in millions)	2022	2021	Increase/(Decrease)
Advertising	$363	$291	$72	25%
Subscription	830	476	354	74
Revenues	$1,193	$767	$426	56%

Adjusted OIBDA	$(445)	$(143)	$(302)	(211)%

Global DTC Subscribers (a )	63.7	42.4	21.3	50%

	Three Months Ended June 30,
(Subscribers in millions)	2022	2021	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	43.3	21.4	21.9	102%

Revenues	$672	$305	$367	120%

Pluto TV (Global)
MAUs (b)	69.6	52.3	17.3	33%

Revenues	$265	$241	$24	10%
(a) Direct-to-consumer streaming subscribers (“DTC subscribers”) include customers with access to our domestic or international DTC services, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial, and subscribers are considered unique to each of our services, whether offered individually or as part of a bundle. For the periods above subscriber counts reflect the number of subscribers as of the applicable period-end date. Global DTC subscribers include subscribers for Paramount+, Showtime OTT and all other DTC subscription streaming services.
(b) The Monthly Active Users (“MAUs”) count reflects the number of unique devices interacting with the Pluto TV service in a calendar month, and for the periods above reflects the MAU count for the last month of the applicable period.
Revenues
For the three months ended June 30, 2022, the 56% increase in revenues was driven by growth from Paramount+, Showtime OTT and Pluto TV.

Advertising
The 25% increase in advertising revenues reflects growth from Paramount+ and Pluto TV, which was driven by increased impressions, including from the benefit of subscriber growth for Paramount+ and MAU growth for Pluto TV. Pluto TV global MAUs were 69.6 million for June 2022, reflecting growth of 17.3 million, or 33%, from 52.3 million for June 2021, and 2.1 million, or 3%, from 67.5 million for March 2022.

Subscription
The 74% increase in subscription revenues was driven by growth from Paramount+ and Showtime OTT. Global DTC subscribers grew 21.3 million, or 50%, compared with June 30, 2021, led by an increase of 21.9 million, or 102% for Paramount+, reflecting significant growth in U.S. subscribers and the impact from launches in international markets. During the quarter, global DTC subscribers increased 1.3 million, or 2%, to 63.7 million at

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
June 30, 2022 from 62.4 million at March 31, 2022, and Paramount+ subscribers grew 3.7 million, or 9% to 43.3 million, driven by launches in international markets as well as growth in U.S. subscribers. The year-over-year comparisons and the growth in the quarter were each impacted by the removal of subscribers in Russia, where we suspended our operations following Russia’s invasion of Ukraine. This resulted in the removal of 3.9 million global DTC subscribers during the second quarter of 2022, including 1.2 million for Paramount+. Excluding the impact of the removal of subscribers in Russia, global DTC subscribers increased 5.2 million and Paramount+ subscribers increased 4.9 million during the second quarter of 2022.

Adjusted OIBDA
Adjusted OIBDA decreased $302 million, as the revenue growth was more than offset by higher costs to support growth in our DTC services including content, marketing, distribution, employee and technology costs.
Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
			Increase/(Decrease)
Direct-to-Consumer	2022	2021	$	%
Advertising	$710	$509	$201	39%
Subscription	1,572	856	716	84
Revenues	$2,282	$1,365	$917	67%

Adjusted OIBDA	$(901)	$(292)	$(609)	(209)%

	Six Months Ended June 30,
			Increase/(Decrease)
	2022	2021	$	%
Revenues
Paramount+ (Global)	$1,257	$541	$716	132%

Pluto TV (Global)	$518	$408	$110	27%
Revenues
For the six months ended June 30, 2022, the 67% increase in revenues was primarily driven by growth from Paramount+, Pluto TV and Showtime OTT.

Advertising
The 39% increase in advertising revenues reflects growth from Paramount+ and Pluto TV, which was driven by increases in pricing and impressions, benefiting from subscriber growth for Paramount+ and MAU growth for Pluto TV.

Subscription
The 84% increase in subscription revenues was primarily driven by growth from Paramount+ and Showtime OTT.

Adjusted OIBDA
Adjusted OIBDA decreased $609 million, as the revenue growth was more than offset by higher costs to support growth in our DTC services including content, marketing, distribution, employee and technology costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Filmed Entertainment
Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2022	2021	$	%
Advertising (a)	$12	$6	$6	100%
Theatrical	764	134	630	470
Licensing and other	587	463	124	27
Revenues	$1,363	$603	$760	126%

Adjusted OIBDA	$181	$52	$129	248%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms as well as sponsorships.
Revenues
For the three months ended June 30, 2022, the 126% increase in revenues reflects growth across all revenue streams, primarily driven by the benefit from our recent theatrical releases.

Theatrical
Theatrical revenues increased $630 million, principally reflecting the strong performance of the current quarter theatrical releases of Top Gun: Maverick and Sonic the Hedgehog 2, and the first quarter release of The Lost City, while the prior-year period benefited from the theatrical releases of A Quiet Place Part II and Wrath of Man.

Licensing and Other
The 27% increase in licensing and other revenues was primarily driven by the monetization of recent theatrical releases, reflecting the benefit from a higher volume of theatrical releases during the past year, as well as the licensing of Senior Year.

Adjusted OIBDA
Adjusted OIBDA increased $129 million, reflecting the strong performance of current year releases.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2022	2021	$	%
Advertising (a)	$14	$12	$2	17%
Theatrical	895	135	760	563
Licensing and other	1,078	1,316	(238)	(18)
Revenues	$1,987	$1,463	$524	36%

Adjusted OIBDA	$144	$231	$(87)	(38)%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms as well as sponsorships.
Revenues
For the six months ended June 30, 2022, the 36% increase in revenues reflects higher theatrical revenues, partially offset by lower licensing revenues.

Theatrical
The $760 million increase in theatrical revenues reflects the success of our current year releases, including the previously-mentioned releases that drove the growth in the three-month period, as well as the first quarter theatrical releases of Scream and Jackass Forever. The comparable period in 2021 included revenues from the second quarter 2021 theatrical releases of A Quiet Place Part II and Wrath of Man. There were no theatrical releases in the first quarter of 2021 as movie theaters continued to be impacted by closures or reduced capacity in response to COVID-19.

Licensing and Other
The 18% decrease in licensing and other revenues primarily reflects lower revenues from the licensing of library titles.

Adjusted OIBDA
Adjusted OIBDA decreased 38%, mainly reflecting lower profits from the licensing of library titles, partially offset by higher profits from current year releases.

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
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and DTC services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Our investing and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including funding of our streaming joint venture with Comcast, SkyShowtime, under which both parent companies have committed to support initial operations; share repurchases; dividends and principal payments on our outstanding indebtedness. We believe that our operating cash flows, cash and cash equivalents, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for short-term and long-term obligations, including our long-term debt obligations due over the next five years, which were $2.35 billion as of June 30, 2022, as well as our other long term commitments, will come primarily from cash flows from operating activities, proceeds from non-core asset sales, including the planned sale of Simon & Schuster described below, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding maturities, which could result in a charge from the early extinguishment of debt.

During 2020, we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, and expect to use proceeds from the sale to invest in our strategic growth priorities, including in streaming, as well as to fund dividends and pay down debt. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons. The trial commenced on August 1, 2022 and is expected to conclude on or about August 18, 2022 (see Legal Matters).

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
Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong cash flows and balance sheet, our credit facility and our credit rating will provide us with adequate access to funding for our expected cash needs. The cost of any new borrowings is affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, and there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Six Months Ended June 30,
	2022	2021	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$475	$1,702	$(1,227)
Discontinued operations	116	89	27
Net cash flow provided by operating activities	591	1,791	(1,200)
Net cash flow (used for) provided by investing activities from:
Continuing operations	(257)	131	(388)
Discontinued operations	(1)	(2)	1
Net cash flow (used for) provided by investing activities	(258)	129	(387)
Net cash flow (used for) provided by financing activities	(2,498)	351	(2,849)
Effect of exchange rate changes on cash and cash equivalents	(65)	(8)	(57)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,230)	$2,263	$(4,493)
Operating Activities. For the six months ended June 30, 2022, the decrease in cash flow provided by operating activities from continuing operations was mainly driven by an increased investment in our DTC services, including spending for content, marketing and distribution costs, and the timing of incentive compensation payments.

Cash flow provided by operating activities for the six months ended June 30, 2022 and 2021 included payments for restructuring, merger-related costs and transformation initiatives of $95 million and $181 million, respectively. Since the Merger, we have invested in a number of transformation initiatives. Initially, these were undertaken to realize synergies related to the Merger. Beginning in 2022, our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we are investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.
Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Six Months Ended June 30,
	2022	2021
Investments (a)	$(141)	$(114)
Capital expenditures (b)	(151)	(138)
Proceeds from dispositions (c)	36	408
Other investing activities	(1)	(25)
Net cash flow (used for) provided by investing activities from continuing operations	(257)	131
Net cash flow used for investing activities from discontinued operations	(1)	(2)
Net cash flow (used for) provided by investing activities	$(258)	$129
(a) 2022 and 2021 primarily include investment in The CW. 2022 also includes investment in SkyShowtime.
(b) Includes payments associated with the implementation of our transformation initiatives of $26 million and $36 million in 2022 and 2021, respectively.
(c) 2022 primarily reflects the disposition of international intangible assets. 2021 primarily reflects proceeds received from the sale of our investment in fuboTV Inc. during the fourth quarter of 2020, as well as proceeds received from the sales of a noncore trademark licensing operation and an investment.
Financing Activities

	Six Months Ended June 30,
	2022	2021
Proceeds from issuance of debt	$1,078	$38
Repayment of debt	(3,108)	(2,200)
Dividends paid on preferred stock	(29)	—
Dividends paid on common stock	(315)	(302)
Proceeds from issuance of preferred stock	—	983
Proceeds from issuance of common stock	—	1,672
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(13)	(49)
Proceeds from exercise of stock options	—	408
Payments to noncontrolling interests	(77)	(157)
Other financing activities	(34)	(42)
Net cash flow (used for) provided by financing activities	$(2,498)	$351
Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock during each of the three months ended June 30, 2022 and 2021, resulting in total dividends of $160 million and $158 million, respectively. We declared cash dividends of $.48 per share on our Class A and Class B Common Stock during each of the six months ended June 30, 2022 and 2021, resulting in total dividends of $318 million and $310 million, respectively.
During each of the first and second quarters of 2022, we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, resulting in total dividends of $14.4 million for the three months ended June 30, 2022, and $28.8 million for the six months ended June 30, 2022. During the second quarter of 2021, we declared a cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $14.4 million and $15.4 million during the three and six months ended June 30, 2021, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	June 30, 2022	December 31, 2021
Senior debt (2.90%-7.875% due 2023-2050)	$14,136	$16,501
Junior debt (5.875%-6.375% due 2057 and 2062)	1,632	1,157
Other bank borrowings	25	35
Obligations under finance leases	17	16
Total debt (a)	15,810	17,709
Less current portion	37	11
Total long-term debt, net of current portion	$15,773	$17,698
(a) At June 30, 2022 and December 31, 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $451 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $92 million and $95 million, respectively. The face value of our total debt was $16.35 billion and $18.27 billion at June 30, 2022 and December 31, 2021, respectively.

During the six months ended June 30, 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion which included second quarter redemptions of $970 million for a redemption price of $1.01 billion. Additionally, in February 2022, we redeemed our $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $47 million and $120 million for the three and six months ended June 30, 2022, respectively.

During the six months ended June 30, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

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

Commercial Paper
At both June 30, 2022 and December 31, 2021, we had no outstanding commercial paper borrowings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
At June 30, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of June 30, 2022.

At June 30, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At June 30, 2022 and December 31, 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $25 million and $35 million, respectively, with weighted average interest rates of 4.36% and 3.50%, respectively.
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At June 30, 2022, the outstanding letters of credit and surety bonds approximated $173 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at June 30, 2022 is a liability totaling $51 million, reflecting the present value of the estimated amount remaining under the guarantee obligation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $41 million at June 30, 2022 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Stockholder Matters
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

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or wrongdoing by

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
the Company, was granted preliminary approval by the Court on May 13, 2022. All amounts payable by the Company under the settlement will be paid by the Company’s insurers.

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

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserts that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons. The trial commenced on August 1, 2022 and is expected to conclude on or about August 18, 2022. We and the other defendants believe the DOJ’s claims are without merit, and we intend to defend against them vigorously.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Claims Related to Former Businesses
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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2022, we had pending approximately 26,790 asbestos claims, as compared with approximately 27,770 as of December 31, 2021. During the second quarter of 2022, we received approximately 670 new claims and closed or moved to an inactive docket approximately 640 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the second quarter of 2022, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at June 30, 2022.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
	(a)	Form of Terms and Conditions for Performance Share Units under ViacomCBS Inc. 2009 Long‑Term Incentive Plan (filed herewith).*
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Paramount Global. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
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

PARAMOUNT GLOBAL (Registrant)

Date: August 4, 2022	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: August 4, 2022	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer