Form 10-Q
period 2022-09-30
Paramount Global
filed 2022-11-02
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at October 28, 2022:
Class A Common Stock, par value $.001 per share— 40,704,664
Class B Common Stock, par value $.001 per share— 608,469,747

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$6,916	$6,610	$22,023	$20,586
Costs and expenses:
Operating	4,460	4,064	14,362	12,292
Selling, general and administrative	1,670	1,526	4,999	4,407
Depreciation and amortization	92	95	282	289
Restructuring and other corporate matters	169	46	276	81
Total costs and expenses	6,391	5,731	19,919	17,069
Net gain on dispositions	41	—	56	116
Operating income	566	879	2,160	3,633
Interest expense	(231)	(243)	(701)	(745)
Interest income	33	11	73	37
Net gains (losses) from investments	(9)	(5)	(9)	47
Loss on extinguishment of debt	—	—	(120)	(128)
Other items, net	(36)	(26)	(91)	(55)
Earnings from continuing operations before income taxes and equity in loss of investee companies	323	616	1,312	2,789
Provision for income taxes	(101)	(120)	(264)	(312)
Equity in loss of investee companies, net of tax	(58)	(18)	(124)	(80)
Net earnings from continuing operations	164	478	924	2,397
Net earnings from discontinued operations, net of tax	78	73	181	126
Net earnings (Paramount and noncontrolling interests)	242	551	1,105	2,523
Net earnings attributable to noncontrolling interests	(11)	(13)	(22)	(38)
Net earnings attributable to Paramount	$231	$538	$1,083	$2,485

Amounts attributable to Paramount:
Net earnings from continuing operations	$153	$465	$902	$2,359
Net earnings from discontinued operations, net of tax	78	73	181	126
Net earnings attributable to Paramount	$231	$538	$1,083	$2,485

Basic net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$.21	$.70	$1.32	$3.65
Net earnings from discontinued operations	$.12	$.11	$.28	$.20
Net earnings	$.33	$.81	$1.60	$3.85

Diluted net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$.21	$.69	$1.32	$3.62
Net earnings from discontinued operations	$.12	$.11	$.28	$.20
Net earnings	$.33	$.80	$1.60	$3.81

Weighted average number of common shares outstanding:
Basic	649	646	649	638
Diluted	650	651	650	644
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings (Paramount and noncontrolling interests)	$242	$551	$1,105	$2,523
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(248)	(59)	(457)	(114)
Decrease to net actuarial loss and prior service costs	16	33	49	62
Other comprehensive loss from continuing operations, net of tax (Paramount and noncontrolling interests)	(232)	(26)	(408)	(52)
Other comprehensive loss from discontinued operations	(8)	(5)	(14)	—
Comprehensive income	2	520	683	2,471
Less: Comprehensive income attributable to noncontrolling interests	10	12	17	37
Comprehensive income (loss) attributable to Paramount	$(8)	$508	$666	$2,434
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$3,383	$6,267
Receivables, net	6,588	6,984
Programming and other inventory	1,492	1,504
Prepaid expenses and other current assets	1,263	1,176
Current assets of discontinued operations	798	745
Total current assets	13,524	16,676
Property and equipment, net	1,700	1,736
Programming and other inventory	15,449	13,358
Goodwill	16,426	16,584
Intangible assets, net	2,716	2,772
Operating lease assets	1,482	1,630
Deferred income tax assets, net	1,254	1,206
Other assets	3,929	3,824
Assets held for sale	—	19
Assets of discontinued operations	807	815
Total Assets	$57,287	$58,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$943	$800
Accrued expenses	2,071	2,323
Participants’ share and royalties payable	2,618	2,159
Accrued programming and production costs	1,837	1,342
Deferred revenues	796	1,091
Debt	196	11
Other current liabilities	1,331	1,182
Current liabilities of discontinued operations	534	571
Total current liabilities	10,326	9,479
Long-term debt	15,638	17,698
Participants’ share and royalties payable	1,436	1,244
Pension and postretirement benefit obligations	1,844	1,946
Deferred income tax liabilities, net	1,037	1,063
Operating lease liabilities	1,468	1,598
Program rights obligations	375	404
Other liabilities	1,727	1,898
Liabilities of discontinued operations	203	213
Redeemable noncontrolling interest	94	107

Commitments and contingencies (Note 14)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2022 and 2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 shares issued (2022 and 2021)	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,111 (2022) and 1,110 (2021) shares issued	1	1
Additional paid-in capital	33,034	32,918
Treasury stock, at cost; 503 (2022 and 2021) Class B shares	(22,958)	(22,958)
Retained earnings	14,889	14,343
Accumulated other comprehensive loss	(2,319)	(1,902)
Total Paramount stockholders’ equity	22,647	22,402
Noncontrolling interests	492	568
Total Equity	23,139	22,970
Total Liabilities and Equity	$57,287	$58,620
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2022	2021
Operating Activities:
Net earnings (Paramount and noncontrolling interests)	$1,105	$2,523
Less: Net earnings from discontinued operations, net of tax	181	126
Net earnings from continuing operations	924	2,397
Adjustments to reconcile net earnings from continuing operations to net cash flow provided by operating activities from continuing operations:
Depreciation and amortization	282	289
Deferred tax benefit	(42)	(21)
Stock-based compensation	127	154
Net gain on dispositions	(56)	(116)
(Gains) losses from investments	9	(47)
Loss on extinguishment of debt	120	128
Equity in loss of investee companies, net of tax	124	80
Change in assets and liabilities	(1,269)	(1,336)
Net cash flow provided by operating activities from continuing operations	219	1,528
Net cash flow provided by operating activities from discontinued operations	107	124
Net cash flow provided by operating activities	326	1,652
Investing Activities:
Investments	(189)	(147)
Capital expenditures	(228)	(231)
Acquisitions, net of cash acquired	—	(27)
Proceeds from dispositions	38	418
Other investing activities	(1)	(26)
Net cash flow used for investing activities from continuing operations	(380)	(13)
Net cash flow used for investing activities from discontinued operations	(3)	(3)
Net cash flow used for investing activities	(383)	(16)
Financing Activities:
Proceeds from issuance of debt	1,114	48
Repayment of debt	(3,123)	(2,220)
Dividends paid on preferred stock	(43)	(15)
Dividends paid on common stock	(471)	(458)
Proceeds from issuance of preferred stock	—	983
Proceeds from issuance of common stock	—	1,672
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(14)	(55)
Proceeds from exercise of stock options	—	408
Payments to noncontrolling interests	(106)	(215)
Other financing activities	(38)	(47)
Net cash flow (used for) provided by financing activities	(2,681)	101
Effect of exchange rate changes on cash and cash equivalents	(146)	(30)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,884)	1,707
Cash, cash equivalents and restricted cash at beginning of year (includes $135 (2021) of restricted cash)	6,267	3,119
Cash, cash equivalents and restricted cash at end of period (includes $3 (2021) of restricted cash)	$3,383	$4,826
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended September 30, 2022
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
June 30, 2022	10	$—	649	$1	$32,984	$(22,958)	$14,829	$(2,080)	$22,776	$504	$23,280
Stock-based compensation activity	—	—	—	—	50	—	—	—	50	—	50
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(159)	—	(159)	—	(159)
Noncontrolling interests	—	—	—	—	—	—	2	—	2	(22)	(20)
Net earnings	—	—	—	—	—	—	231	—	231	11	242
Other comprehensive loss	—	—	—	—	—	—	—	(239)	(239)	(1)	(240)
September 30, 2022	10	$—	649	$1	$33,034	$(22,958)	$14,889	$(2,319)	$22,647	$492	$23,139

	Nine Months Ended September 30, 2022
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2021	10	$—	648	$1	$32,918	$(22,958)	$14,343	$(1,902)	$22,402	$568	$22,970
Stock-based compensation activity	—	—	1	—	116	—	—	—	116	—	116
Preferred stock dividends	—	—	—	—	—	—	(43)	—	(43)	—	(43)
Common stock dividends	—	—	—	—	—	—	(477)	—	(477)	—	(477)
Noncontrolling interests	—	—	—	—	—	—	(17)	—	(17)	(93)	(110)
Net earnings	—	—	—	—	—	—	1,083	—	1,083	22	1,105
Other comprehensive loss	—	—	—	—	—	—	—	(417)	(417)	(5)	(422)
September 30, 2022	10	$—	649	$1	$33,034	$(22,958)	$14,889	$(2,319)	$22,647	$492	$23,139
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

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio and Miramax.

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

Discontinued Operations—On November 25, 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment, to Penguin Random House LLC (“Penguin Random House”), a wholly-owned subsidiary of Bertelsmann SE & Co. KGaA (“Bertelsmann”), for $2.175 billion in cash. As a result, Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 2).

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

Excluded from the calculation of diluted EPS, because their inclusion would have been antidilutive, were stock options and RSUs of 14 million and 10 million for the three and nine months ended September 30, 2022, respectively, and stock options and RSUs of 6 million and 5 million for the three and nine months ended September 30, 2021, respectively. Also excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2022 and 2021 was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2022	2021	2022	2021
Weighted average shares for basic EPS	649	646	649	638
Dilutive effect of shares issuable under stock-based compensation plans	1	5	1	6
Weighted average shares for diluted EPS	650	651	650	644

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings from continuing operations and net earnings used in our calculation of diluted EPS for the three and nine months ended September 30, 2022 and 2021 were adjusted to include the preferred stock dividends recorded during the period. The table below presents a reconciliation of net earnings from continuing operations and net earnings to the amounts used in the calculations of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Amounts attributable to Paramount:
Net earnings from continuing operations	$153	$465	$902	$2,359
Preferred stock dividends	(14)	(14)	(43)	(30)
Net earnings from continuing operations for basic and diluted EPS calculation	$139	$451	$859	$2,329

Amounts attributable to Paramount:
Net earnings	$231	$538	$1,083	$2,485
Preferred stock dividends	(14)	(14)	(43)	(30)
Net earnings for basic and diluted EPS calculation	$217	$524	$1,040	$2,455
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
2) DISPOSITIONS
In September 2022, in connection with our funding commitments under our streaming joint venture with Comcast, SkyShowtime, we made a noncash contribution of certain assets of Paramount+ in Denmark, Finland, Norway and Sweden (the “Nordics”) to the joint venture, which resulted in a gain of $41 million. This gain is included in “Net gain on dispositions” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2022. Upon the transfer of these assets, the SkyShowtime service was launched in the Nordics, where it replaced Paramount+.

Net gain on dispositions for the nine months ended September 30, 2022 also includes gains on sales totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.

During the nine months ended September 30, 2021, we recognized a net gain on dispositions of $116 million, principally relating to the sale of a noncore trademark licensing operation.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House for $2.175 billion in cash. Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The trial was conducted in August 2022, and in October 2022, the Court issued a decision to block the consummation of the transaction. We are discussing next steps with Bertelsmann and Penguin Random House, including seeking an expedited appeal (see Note 14). The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons.
The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2022 and 2021, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$353	$321	$863	$725
Costs and expenses:
Operating	198	182	483	429
Selling, general and administrative	45	38	130	114
Restructuring charges	2	1	2	1
Total costs and expenses (a)	245	221	615	544
Operating income	108	100	248	181
Other items, net	(3)	(6)	(9)	(8)
Earnings from discontinued operations	105	94	239	173
Income tax provision (b)	(27)	(21)	(58)	(47)
Net earnings from discontinued operations, net of tax	$78	$73	$181	$126
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $15 million and $25 million for the three and nine months ended September 30, 2022, respectively, and $7 million and $9 million for the three and nine months ended September 30, 2021, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $4 million and $6 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $9 million for the three and nine months ended September 30, 2021, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	September 30, 2022	December 31, 2021
Receivables, net	$542	$536
Other current assets	256	209
Goodwill	434	435
Property and equipment, net	48	46
Operating lease assets	205	203
Other assets	120	131
Total Assets	$1,605	$1,560
Royalties payable	$156	$155
Other current liabilities	378	416
Operating lease liabilities	185	194
Other liabilities	18	19
Total Liabilities	$737	$784
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at September 30, 2022 and December 31, 2021, grouped by type and predominant monetization strategy. During the first quarter of 2022, in connection with our increased strategic focus on our direct-to-consumer businesses, we reassessed our predominant monetization strategy for certain of our internally-produced content, and determined that it had shifted from individual to film group as a result of expected increased monetization of the content on our DTC services.

	At	At
	September 30, 2022	December 31, 2021
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,433	$3,432
Internally-produced television and film programming:
Released	5,991	3,808
In process and other	3,620	2,609

Individual Monetization:
Acquired libraries	407	441
Film inventory:
Released	689	606
Completed, not yet released	132	253
In process and other	1,282	1,303
Internally-produced television programming:
Released	556	1,604
In process and other	787	769
Home entertainment	44	37
Total programming and other inventory	16,941	14,862
Less current portion	1,492	1,504
Total noncurrent programming and other inventory	$15,449	$13,358

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents amortization of television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Programming costs, acquired programming	$987	$1,025	$3,632	$3,625

Production costs, internally-produced television and film programming:
Individual monetization	$392	$735	$1,554	$2,245
Film group monetization	$1,202	$847	$3,646	$2,148
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At September 30, 2022, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.8% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022 (a)	2021	2022 (a)	2021
Revenues	$83	$37	$211	$175
Operating expenses	$11	$5	$17	$13

	At	At
	September 30, 2022 (a)	December 31, 2021
Accounts receivable	$97	$50
(a) Revenues for the three and nine months ended September 30, 2022 and accounts receivable at September 30, 2022 include amounts related to SkyShowtime.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues by Type:
Advertising	$2,337	$2,386	$7,746	$8,094
Affiliate and subscription	2,863	2,650	8,591	7,701
Theatrical	231	67	1,126	202
Licensing and other	1,485	1,507	4,560	4,589
Total Revenues	$6,916	$6,610	$22,023	$20,586
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. During the nine months ended September 30, 2022, we recorded charges totaling $46 million following Russia’s invasion of Ukraine in the first quarter of 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine. The charges were recorded within “Restructuring and other corporate matters” on the Consolidated Statement of Operations. At September 30, 2022 and December 31, 2021, our allowance for credit losses was $111 million and $80 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.57 billion and $1.84 billion at September 30, 2022 and December 31, 2021, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and totaled $866 million and $1.20 billion at September 30, 2022 and December 31, 2021, respectively. For each of the nine months ended September 30, 2022 and 2021, we recognized revenues of $0.8 billion that were included in deferred revenues at December 31, 2021 and 2020, respectively.

Unrecognized Revenues Under Contract
At September 30, 2022, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $9 billion, of which $1 billion is expected to be recognized for the remainder of 2022, $3 billion in 2023, $2 billion in 2024, and $3 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. For the three months ended September 30, 2022 and 2021, we recognized revenues of $0.3 billion and $0.1 billion, respectively, and for each of the nine months ended September 30, 2022 and 2021, we recognized revenues of $0.3 billion from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.
6) DEBT
Our debt consists of the following:

	At	At
	September 30, 2022	December 31, 2021
7.875% Debentures due 2023	$139	$139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	—	490
3.70% Senior Notes due 2024	—	599
3.50% Senior Notes due 2025	—	597
4.75% Senior Notes due 2025	552	1,242
4.0% Senior Notes due 2026	794	793
3.45% Senior Notes due 2026	124	123
2.90% Senior Notes due 2027	694	692
3.375% Senior Notes due 2028	496	496
3.70% Senior Notes due 2028	494	493
4.20% Senior Notes due 2029	495	494
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,225	1,223
4.20% Senior Notes due 2032	974	972
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,071	1,070
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	488	488
4.375% Senior Debentures due 2043	1,128	1,123
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,233	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	540
4.60% Senior Notes due 2045	590	590
4.95% Senior Notes due 2050	945	944
5.875% Junior Subordinated Debentures due 2057	—	514
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	—
Other bank borrowings	47	35
Obligations under finance leases	12	16
Total debt (a)	15,834	17,709
Less current portion	196	11
Total long-term debt, net of current portion	$15,638	$17,698
(a) At September 30, 2022 and December 31, 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $446 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $91 million and $95 million, respectively. The face value of our total debt was $16.37 billion and $18.27 billion at September 30, 2022 and December 31, 2021, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
During the nine months ended September 30, 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion. Additionally, in February 2022, we redeemed our $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

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

Commercial Paper
At both September 30, 2022 and December 31, 2021, we had no outstanding commercial paper borrowings.

Credit Facility
At September 30, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of September 30, 2022.

At September 30, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Other Bank Borrowings
At September 30, 2022 and December 31, 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $47 million and $35 million, respectively, with weighted average interest rates of 5.80% and 3.50%, respectively.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At September 30, 2022 and December 31, 2021, the carrying value of our notes and debentures was $15.78 billion and $17.66 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $13.7 billion and $21.5 billion, respectively.

Investments
The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $66 million and $59 million at September 30, 2022 and December 31, 2021, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

On September 30, 2022, we sold a 37.5% interest in The CW to Nexstar Media Inc. and received a noncash distribution of $139 million, comprised of certain licensing receivables earned by The CW prior to the sale. This transaction, which reduced our ownership in The CW to 12.5%, resulted in a loss of $4 million, which principally consists of transaction costs. This loss, along with an impairment of an investment of $5 million, is recorded in “Net gains (losses) from investments” on the Consolidated Statements of Operations.

During the three months ended September 30, 2021, we recorded a net loss from investments of $5 million, reflecting changes in the fair value of a marketable security that was sold during the third quarter of 2021, and during the nine months ended September 30, 2021, we recorded a net gain from investments of $47 million, which included a gain of $37 million from the sale of an investment without a readily determinable fair value and a net gain from changes in the fair value of the marketable security discussed above. These amounts were recorded in “Net gains (losses) from investments” on the Consolidated Statements of Operations.

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

At September 30, 2022 and December 31, 2021, the notional amount of all foreign exchange contracts was $2.66 billion and $1.94 billion, respectively. At September 30, 2022, $2.04 billion related to future production costs and $621 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2021, $1.38 billion related to future production costs and $564 million related to our foreign currency balances and other expected foreign currency cash flows.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Gains recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021	Financial Statement Account
Non-designated foreign exchange contracts	$35	$13	$75	$12	Other items, net
The fair value of our derivative instruments was not material to the Consolidated Balance Sheets for any of the periods presented.

Fair Value Measurements
The table below presents our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	September 30, 2022	December 31, 2021
Assets:
Foreign currency hedges	$59	$23
Total Assets	$59	$23
Liabilities:
Deferred compensation	$313	$435
Foreign currency hedges	137	29
Total Liabilities	$450	$464
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	September 30, 2022	December 31, 2021
Total assets	$1,771	$1,578

Total liabilities	$268	$184

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$98	$179	$287	$342

Operating income (loss)	$(35)	$(6)	$(90)	$2
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

Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock during each of the three-month periods ended September 30, 2022 and 2021, resulting in total dividends of $159 million for each of the respective periods. We declared cash dividends of $.72 per share on our Class A and Class B Common Stock during each of the nine-month periods ended September 30, 2022 and 2021, resulting in total dividends of $477 million and $468 million, respectively.

During each of the three quarters of 2022, we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, resulting in total dividends of $14.4 million for the three months ended September 30, 2022, and $43.1 million for the nine months ended September 30, 2022. During the second and third quarters of 2021, we declared quarterly cash dividends on our Mandatory Convertible Preferred Stock of $1.5493 per share and $1.4375 per share, respectively. The dividend period for the dividend declared during the second quarter was from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $14.4 million and $29.9 million during the three and nine months ended September 30, 2021, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2021	$(445)	$(1,434)		$(23)	$(1,902)
Other comprehensive loss before reclassifications	(452)	—		(14)	(466)
Reclassifications to net earnings	—	49	(b)	—	49
Other comprehensive income (loss)	(452)	49		(14)	(417)
At September 30, 2022	$(897)	$(1,385)		$(37)	$(2,319)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2020	$(303)	$(1,509)		$(20)	$(1,832)
Other comprehensive income (loss) before reclassifications	(113)	11		—	(102)
Reclassifications to net earnings	—	51	(b)	—	51
Other comprehensive income (loss)	(113)	62		—	(51)
At September 30, 2021	$(416)	$(1,447)		$(20)	$(1,883)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses, which for 2021 includes the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans (see Note 11).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $16 million and $20 million for the nine months ended September 30, 2022 and 2021, respectively.
10) INCOME TAXES
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $101 million and $264 million, reflecting effective income tax rates of 31.3% and 20.1%, respectively. Included in the provision for income taxes for the third quarter of 2022 is a net discrete tax provision of $9 million, which primarily reflects discrete tax provisions realized in connection with the filing of our tax returns in international jurisdictions and from the transfer of subsidiaries in connection with a reorganization of our international operations. These items, together with a net tax benefit of $29 million on other items identified as affecting the comparability of our results during the period (which include charges for restructuring and other corporate matters, and a gain on a disposition) increased our effective income tax rate by 5.0 percentage points. The tax provision for the nine months ended September 30, 2022 included a net discrete tax benefit of $72 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $77 million on other items identified as affecting the comparability of our results during the nine-month period (which include charges for restructuring and other corporate matters, a loss on

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
extinguishment of debt, and gains on dispositions) decreased our effective income tax rate by 4.8 percentage points.

For the three and nine months ended September 30, 2021, we recorded a provision for income taxes of $120 million and $312 million, reflecting effective income tax rates of 19.5% and 11.2%, respectively. Included in the provision for income taxes for the nine months ended September 30, 2021 are discrete tax benefits of $290 million primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the second quarter of 2021 of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the nine months ended September 30, 2021, these discrete tax benefits, together with a net tax benefit of $14 million on other items identified as affecting the comparability of our results during the period (which include a loss on extinguishment of debt, restructuring and pension settlement charges and net gains from dispositions and investments) reduced our effective income tax rate by 10.5 percentage points.

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), Viacom and CBS filed separate tax returns. For CBS, we are currently under examination by the IRS for the 2017 and 2018 tax years. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. For tax returns filed as a merged company, we are currently under examination by the IRS for the 2019 tax year. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans. The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income and all other components of net periodic cost are included within “Other items, net”.

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2022	2021	2022	2021
Components of net periodic cost (a):
Service cost	$—	$—	$1	$1
Interest cost	38	37	2	2
Expected return on plan assets	(43)	(47)	—	—
Amortization of actuarial loss (gain) (b)	24	23	(4)	(4)
Settlements (c)	—	10	—	—
Net periodic cost	$19	$23	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2022	2021	2022	2021
Components of net periodic cost (a):
Service cost	$—	$—	$1	$1
Interest cost	113	109	6	6
Expected return on plan assets	(129)	(141)	—	—
Amortization of actuarial loss (gain) (b)	73	70	(11)	(11)
Settlements (c)	—	10	—	—
Net periodic cost	$57	$48	$(4)	$(4)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings.
(c) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
12) REDEEMABLE NONCONTROLLING INTERESTS
On October 31, 2022 we acquired the remaining 40% interest in Nickelodeon UK Limited (“Nick UK”) for £88 million, bringing our ownership to 100%. Prior to this transaction, we were subject to a redeemable put option with respect to Nick UK, which is classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets. The activity reflected within redeemable noncontrolling interest for the nine months ended September 30, 2022 and 2021 is presented below.

	Nine Months Ended
	September 30,
	2022	2021
Beginning balance	$107	$197
Net earnings	2	8
Distributions	(5)	(4)
Translation adjustment	(27)	(4)
Redemption value adjustment	17	(94)
Ending balance	$94	$103

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Advertising	$1,973	$2,039	$6,668	$7,230
Affiliate and subscription	2,000	2,108	6,156	6,303
Licensing and other	975	1,073	3,025	2,899
TV Media	4,948	5,220	15,849	16,432
Advertising	363	348	1,073	857
Subscription	863	542	2,435	1,398
Direct-to-Consumer	1,226	890	3,508	2,255
Advertising	3	2	17	14
Theatrical	231	67	1,126	202
Licensing and other	549	461	1,627	1,777
Filmed Entertainment	783	530	2,770	1,993
Eliminations	(41)	(30)	(104)	(94)
Total Revenues	$6,916	$6,610	$22,023	$20,586
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Intercompany Revenues:
TV Media	$9	$19	$33	$38
Direct-to-Consumer	—	1	—	2
Filmed Entertainment	32	10	71	54
Total Intercompany Revenues	$41	$30	$104	$94
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and net gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Adjusted OIBDA:
TV Media	$1,231	$1,385	$4,155	$4,654
Direct-to-Consumer	(343)	(198)	(1,244)	(490)
Filmed Entertainment	41	(24)	185	207
Corporate/Eliminations	(104)	(111)	(320)	(351)
Stock-based compensation (a)	(39)	(32)	(114)	(133)
Depreciation and amortization	(92)	(95)	(282)	(289)
Restructuring and other corporate matters	(169)	(46)	(276)	(81)
Net gain on dispositions	41	—	56	116
Operating income	566	879	2,160	3,633
Interest expense	(231)	(243)	(701)	(745)
Interest income	33	11	73	37
Net gains (losses) from investments	(9)	(5)	(9)	47
Loss on extinguishment of debt	—	—	(120)	(128)
Other items, net	(36)	(26)	(91)	(55)
Earnings from continuing operations before income taxes and equity in loss of investee companies	323	616	1,312	2,789
Provision for income taxes	(101)	(120)	(264)	(312)
Equity in loss of investee companies, net of tax	(58)	(18)	(124)	(80)
Net earnings from continuing operations	164	478	924	2,397
Net earnings from discontinued operations, net of tax	78	73	181	126
Net earnings (Paramount and noncontrolling interests)	242	551	1,105	2,523
Net earnings attributable to noncontrolling interests	(11)	(13)	(22)	(38)
Net earnings attributable to Paramount	$231	$538	$1,083	$2,485
(a) Included in restructuring and other corporate matters is stock-based compensation expense of $11 million and $13 million for the three and nine months ended September 30, 2022, respectively, and $21 million for each of the three- and nine-month periods of 2021.
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2022, the outstanding letters of credit and surety bonds approximated $174 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at September 30, 2022 is a liability totaling $51 million, reflecting the present value of the estimated amount remaining under the guarantee obligation.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $25 million at September 30, 2022 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination with respect to the termination of Mr. Moonves’ employment.

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We reached an agreement with the plaintiffs to settle the lawsuit for $14.75 million, which will be paid by the Company’s insurers. The settlement, which includes no admission of liability or wrongdoing by the Company, was granted preliminary approval by the Court on May 13, 2022 and is subject to final approval.

We also received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission regarding the subject matter of the CBS Board of Directors’ investigation and related matters, including with respect to CBS’ related public disclosures. We have reached an

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
agreement in principle to resolve the matter with the Investor Protection Bureau of the New York State Attorney General’s Office. After credits for the settlement amount to be paid in the consolidated federal securities class action discussed above, and certain financial commitments to human resources-related programs made by CBS in connection with an earlier resolution with the Civil Rights Bureau of the New York State Attorney General’s Office, the Company has agreed to make a payment of $7.25 million, which by agreement with the Investor Protection Bureau will be distributed in connection with the federal securities class action settlement discussed above, subject to the court’s approval of the class action settlement. The resolution includes no admission of liability or wrongdoing by the Company. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future.

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

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserted that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The trial was conducted in August 2022, and in October 2022, the Court issued a decision to block the consummation of the Transaction. We are discussing next steps with Bertelsmann and Penguin Random House, including seeking an

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
expedited appeal. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2022, we had pending approximately 25,880 asbestos claims, as compared with approximately 27,770 as of December 31, 2021. During the third quarter of 2022, we received approximately 660 new claims and closed or moved to an inactive docket approximately 1,570 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2022	2021
Cash paid for interest	$755	$783

Cash paid for income taxes:
Continuing operations	$31	$171
Discontinued operations	$11	$40

Noncash additions to operating lease assets	$127	$180
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $16 million and $50 million for the three and nine months ended September 30, 2022, respectively, and $42 million and $113 million for the three and nine months ended September 30, 2021, respectively. The lower lease income for the three and nine months ended September 30, 2022 compared with the same periods in 2021 is the result of the sales of a production facility and an office building during the fourth quarter of 2021.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and nine months ended September 30, 2022 and 2021, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
TV Media	$77	$5	$86	$5
Direct-to-Consumer	—	—	1	—
Filmed Entertainment	—	26	18	26
Corporate	—	15	—	15
Severance (a)	77	46	105	46
Exit costs	8	—	8	35
Restructuring charges	85	46	113	81
Other corporate matters	84	—	163	—
Restructuring and other corporate matters	$169	$46	$276	$81
(a) Severance costs include the accelerated vesting of stock-based compensation.
During the three and nine months ended September 30, 2022, we recorded restructuring charges of $85 million and $113 million, respectively, which are comprised of severance costs and the impairment of lease assets in each period. The severance costs are primarily associated with changes in management following the realignment of our operating segments. The lease impairments relate to lease assets that we ceased use of with the intent to sublease in connection with initiatives to reduce our real estate footprint in New York City.

During the three and nine months ended September 30, 2021, we recorded restructuring charges of $46 million and $81 million, respectively. The charges for the three-month period were for severance costs primarily associated with changes in management at certain of our businesses. The charges for the nine-month period also included $35 million for the impairment of lease assets that we determined we would not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the Merger. The impairment was the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

At September 30, 2022 and December 31, 2021, our restructuring liability was $173 million and $190 million, respectively, and was recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. During the nine months ended September 30, 2022, we made payments for restructuring of $94 million. The liability at September 30, 2022, which principally relates to severance payments, is expected to be substantially paid by the end of 2023.

In addition, for the three and nine months ended September 30, 2022, we recorded charges for other corporate matters of $84 million and $163 million, respectively, of which $77 million and $117 million, respectively, is associated with litigation described under Legal Matters—Stockholder Matters in Note 14. Also included in other corporate matters are charges of $7 million and $46 million for the three and nine months ended September 30, 2022, respectively, recorded following Russia’s invasion of Ukraine in the first quarter of 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and nine months ended September 30, 2022 compared with the three and nine months ended September 30, 2021.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the nine months ended September 30, 2022 and September 30, 2021; and our outstanding debt as of September 30, 2022.
•Legal Matters—Discussion of legal matters in which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended September 30, 2022 versus Three Months Ended September 30, 2021

Consolidated results of operations			Increase/(Decrease)
Three Months Ended September 30,	2022	2021	$	%
GAAP:
Revenues	$6,916	$6,610	$306	5%
Operating income	$566	$879	$(313)	(36)%
Net earnings from continuing operations attributable to Paramount	$153	$465	$(312)	(67)%
Diluted EPS from continuing operations attributable to Paramount	$.21	$.69	$(.48)	(70)%

Non-GAAP: (a)
Adjusted OIBDA	$786	$1,020	$(234)	(23)%
Adjusted net earnings from continuing operations attributable to Paramount	$270	$510	$(240)	(47)%
Adjusted diluted EPS from continuing operations attributable to Paramount	$.39	$.76	$(.37)	(49)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended September 30, 2022, revenues increased 5% to $6.92 billion, driven by higher revenues from Paramount+, and the continued success of our second quarter theatrical release Top Gun: Maverick, including in the digital home entertainment market. These increases were partially offset by declines in revenues from our linear networks and the licensing of television content.

Operating income for the three months ended September 30, 2022 decreased 36% from the same prior-year period. The operating income comparison was impacted by higher charges in 2022 for restructuring and other corporate matters. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these charges in each period, as well as a gain on a disposition in 2022, decreased 23%, mainly the result of our investment in our direct-to-consumer streaming services (“DTC services”) and the decline in revenues from our linear networks, partially offset by higher profit from theatrical releases, primarily from Top Gun: Maverick.

For the three months ended September 30, 2022, net earnings from continuing operations attributable to Paramount and diluted earnings per share (“EPS”) from continuing operations decreased 67% and 70%, respectively, from the same prior-year period as a result of the decline in operating income. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which exclude the items impacting the comparability of operating income noted above and the other items described under Reconciliation of Non-GAAP Measures for the applicable period, decreased 47% and 49%, respectively, primarily reflecting the lower Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Nine Months Ended September 30, 2022 versus Nine Months Ended September 30, 2021

Consolidated results of operations			Increase/(Decrease)
Nine Months Ended September 30,	2022	2021	$	%
GAAP:
Revenues	$22,023	$20,586	$1,437	7%
Operating income	$2,160	$3,633	$(1,473)	(41)%
Net earnings from continuing operations attributable to Paramount	$902	$2,359	$(1,457)	(62)%
Diluted EPS from continuing operations attributable to Paramount	$1.32	$3.62	$(2.30)	(64)%

Non-GAAP: (a)
Adjusted OIBDA	$2,662	$3,887	$(1,225)	(32)%
Adjusted net earnings from continuing operations attributable to Paramount	$1,102	$2,111	$(1,009)	(48)%
Adjusted diluted EPS from continuing operations attributable to Paramount	$1.63	$3.23	$(1.60)	(50)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the nine months ended September 30, 2022, revenues increased 7% to $22.02 billion, driven by significant growth in revenues from our DTC services, led by Paramount+, and higher theatrical revenues, reflecting the success of our current year releases. These increases were partially offset by lower revenues from our linear networks, including the impact from the rotational nature of the rights to air the Super Bowl, which was broadcast on CBS in 2021 and another network in 2022. The absence of the Super Bowl negatively impacted the total revenue comparison by 2 percentage points.

Operating income for the nine months ended September 30, 2022 decreased 41% from the same prior-year period. The operating income comparison was impacted by higher charges in 2022 for restructuring and other corporate matters, as well as lower gains on dispositions. Adjusted OIBDA, which excludes these items, decreased 32%, driven by our investment in our DTC services, and revenue declines from our linear networks, including from the benefit to the 2021 period from the broadcast of the Super Bowl.

For the nine months ended September 30, 2022, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations decreased 62% and 64%, respectively, from the same prior-year period as a result of the decline in operating income, as well as a higher effective tax rate in 2022. The higher effective tax rate was the result of lower discrete tax benefits in the current year, which included a net benefit of $72 million compared with $290 million for the prior-year period. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which in each period exclude these discrete tax benefits, the items impacting the comparability of operating income noted above, and the other items described under Reconciliation of Non-GAAP Measures for the applicable period, decreased 48% and 50%, respectively, primarily reflecting the lower Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2022 and 2021 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating income (GAAP)	$566	$879	$2,160	$3,633
Depreciation and amortization	92	95	282	289
Restructuring and other corporate matters (a)	169	46	276	81
Net gain on dispositions (a)	(41)	—	(56)	(116)
Adjusted OIBDA (Non-GAAP)	$786	$1,020	$2,662	$3,887
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$323	$(101)	$153	$.21
Items affecting comparability:
Restructuring and other corporate matters (a)	169	(38)	131	.20
Gain on dispositions (b)	(41)	10	(31)	(.05)
Loss from investments (c)	9	(1)	8	.01
Discrete tax items (d)	—	9	9	.02
Adjusted (Non-GAAP)	$460	$(121)	$270	$.39
(a) Comprised of charges of $85 million for restructuring, consisting of severance costs and lease impairments; $77 million associated with litigation described under Legal Matters—Stockholder Matters; and $7 million related to the suspension of operations in Russia.
(b) Reflects a gain recognized upon the contribution of certain assets of Paramount+ in Denmark, Finland, Norway and Sweden (the “Nordics”) to SkyShowtime, our streaming joint venture with Comcast (“SkyShowtime”).
(c) Reflects a loss on the sale of a 37.5% interest in The CW to Nexstar Media Inc. and an impairment of an investment.
(d) Primarily reflects discrete tax provisions realized in connection with the filing of our tax returns in international jurisdictions and from the transfer of subsidiaries in connection with a reorganization of our international operations.

	Three Months Ended September 30, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$616	$(120)	$465	$.69
Items affecting comparability:
Restructuring and other corporate matters (a)	46	(12)	34	.05
Loss from investments (b)	5	(1)	4	.01
Pension settlement charges (c)	10	(2)	8	.01
Discrete tax items	—	(1)	(1)	—
Adjusted (Non-GAAP)	$677	$(136)	$510	$.76
(a) Reflects severance costs associated with changes in management at certain of our businesses.
(b) Reflects the change in fair value of an investment that was sold during the third quarter of 2021.
(c) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,312	$(264)	$902	$1.32
Items affecting comparability:
Restructuring and other corporate matters (a)	276	(62)	214	.33
Gain on dispositions (b)	(56)	14	(42)	(.06)
Loss from investments (c)	9	(1)	8	.01
Loss on extinguishment of debt	120	(28)	92	.14
Discrete tax items (d)	—	(72)	(72)	(.11)
Adjusted (Non-GAAP)	$1,661	$(413)	$1,102	$1.63
(a) Comprised of charges of $113 million for restructuring, consisting of severance costs and lease impairments; $117 million associated with litigation described under Legal Matters—Stockholder Matters; and $46 million recorded following Russia’s invasion of Ukraine in the first quarter of 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.
(b) Reflects a $41 million gain recognized upon the contribution of certain assets of Paramount+ in the Nordics to SkyShowtime as well as gains totaling $15 million from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.
(c) Reflects a loss on the sale of a 37.5% interest in The CW and an impairment of an investment.
(d) Primarily reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations.

	Nine Months Ended September 30, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$2,789	$(312)	$2,359	$3.62
Items affecting comparability:
Restructuring and other corporate matters (a)	81	(20)	61	.10
Net gain on dispositions (b)	(116)	27	(89)	(.14)
Loss on extinguishment of debt	128	(30)	98	.15
Gains from investments (c)	(47)	11	(36)	(.06)
Pension settlement charges (d)	10	(2)	8	.01
Discrete tax items (e)	—	(290)	(290)	(.45)
Adjusted (Non-GAAP)	$2,845	$(616)	$2,111	$3.23
(a) Reflects severance costs and the impairment of lease assets.
(b) Primarily reflects a gain on the sale of a noncore trademark licensing operation.
(c) Reflects a gain of $37 million on the sale of an investment and an increase in the fair value of an investment which was sold during the third quarter of 2021.
(d) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
(e) Primarily reflects a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment in the second quarter of 2021 of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Nine Months Ended September 30, 2022 versus Three and Nine Months Ended September 30, 2021
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2022		2021		$	%
Advertising	$2,337	34%	$2,386	36%	$(49)	(2)%
Affiliate and subscription	2,863	41	2,650	40	213	8
Theatrical	231	3	67	1	164	245
Licensing and other	1,485	22	1,507	23	(22)	(1)
Total Revenues	$6,916	100%	$6,610	100%	$306	5%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2022		2021		$	%
Advertising	$7,746	35%	$8,094	39%	$(348)	(4)%
Affiliate and subscription	8,591	39	7,701	38	890	12
Theatrical	1,126	5	202	1	924	457
Licensing and other	4,560	21	4,589	22	(29)	(1)
Total Revenues	$22,023	100%	$20,586	100%	$1,437	7%
Advertising
For the three months ended September 30, 2022, the 2% decrease in advertising revenues reflects lower domestic and international advertising revenues. The decrease in domestic advertising revenues is the result of lower linear impressions as pricing only partially offset the decline, reflecting softness in the scatter market. Higher political advertising sales also partially offset the decline. The decrease in international advertising revenues was driven by unfavorable foreign exchange rate changes, partially offset by the benefit from the acquisition of Chilevisión in the third quarter of 2021. The foreign exchange rate changes negatively impacted the comparison of total advertising revenues by 3 percentage points.

For the nine months ended September 30, 2022, the 4% decrease in advertising revenues is due to the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021 and another network in 2022, resulting in a negative impact on the advertising comparison of 5 percentage points. The advertising revenue comparison also reflects significant increases from Paramount+ and Pluto TV. For the nine months, our domestic networks were also impacted by lower impressions, which were substantially offset by higher pricing and increased political advertising sales. The international advertising revenue comparison was negatively impacted by foreign exchange rate changes, partially offset by the benefit from the acquisition of Chilevisión in the third quarter of 2021. The foreign exchange rate changes negatively impacted the comparison of total advertising revenues for the nine-month period by 1 percentage point.

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

For the three and nine months ended September 30, 2022, affiliate and subscription revenues increased 8% and 12%, respectively, driven by growth in subscribers for our DTC services of 42% to 66.5 million at September 30, 2022 from 46.7 million at September 30, 2021, reflecting an increase of 20.5 million for Paramount+ to 46.0 million at September 30, 2022. These increases were partially offset by lower affiliate fees for our domestic and international pay television networks. The domestic decrease was the result of pay television subscriber declines, partially offset by rate increases and higher reverse compensation revenues in each period. The nine-month comparison also includes the benefit from the launch of our basic cable networks on a vMVPD in April 2021. Foreign exchange rate changes negatively impacted the comparison of total affiliate and subscription revenues for the three-month period by 1 percentage point.

Theatrical
For the three months ended September 30, 2022, theatrical revenues grew $164 million, led by the continued success of the second quarter 2022 theatrical release Top Gun: Maverick. Releases in the third quarter 2021 included Paw Patrol: The Movie and Snake Eyes: G.I. Joe Origins. For the nine months ended September 30, 2022, the $924 million increase in theatrical revenues was also driven by Top Gun: Maverick as well as Sonic the Hedgehog 2 and The Lost City. The comparable period in 2021 also included revenues from A Quiet Place Part II.

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

The 1% decline in licensing and other revenues for the three months ended September 30, 2022 reflects a decrease in revenues from the licensing of television programming, mainly reflecting lower domestic licensing in the secondary market as the prior-year period included several significant licensing arrangements, offset by an increase in the licensing of film content, driven by Top Gun: Maverick. The 1% decrease for the nine months ended September 30, 2022 reflects lower licensing of library film titles and domestic licensing of television programming in the secondary market, offset by higher international licensing and a higher volume of television content produced for third parties.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2022		2021		$	%
Content costs	$3,527	79%	$3,255	80%	$272	8%
Distribution and other	933	21	809	20	124	15
Total Operating Expenses	$4,460	100%	$4,064	100%	$396	10%

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2022		2021		$	%
Content costs	$11,475	80%	$10,093	82%	$1,382	14%
Distribution and other	2,887	20	2,199	18	688	31
Total Operating Expenses	$14,362	100%	$12,292	100%	$2,070	17%
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
For the three months ended September 30, 2022, content costs increased 8% driven by our investment in content for our DTC services and participations associated with Top Gun: Maverick. For the nine months ended September 30, 2022, content costs increased 14% reflecting higher costs associated with theatrical releases and investment in content for our DTC services, partially offset by costs in 2021 from CBS’ broadcast of the Super Bowl.
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

For the three and nine months ended September 30, 2022, distribution and other expenses increased 15% and 31%, respectively, primarily reflecting higher costs associated with the growth of our DTC services, including costs for payments to third-party distributors and to support the international expansion of our DTC services. The increases also reflect higher distribution costs associated with theatrical content.

Selling, General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Selling, general and administrative expenses	$1,670	$1,526	9%	$4,999	$4,407	13%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three and nine months ended September 30, 2022, SG&A expenses increased 9% and 13%, respectively, driven by advertising, marketing and other cost increases to support the growth and expansion of our DTC services.

Depreciation and Amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Depreciation and amortization	$92	$95	(3)%	$282	$289	(2)%
Restructuring and Other Corporate Matters
During the three and nine months ended September 30, 2022 and 2021, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Severance (a)	$77	$46	$105	$46
Exit costs	8	—	8	35
Restructuring charges	85	46	113	81
Other corporate matters	84	—	163	—
Restructuring and other corporate matters	$169	$46	$276	$81
(a) Severance costs include the accelerated vesting of stock-based compensation.

During the three and nine months ended September 30, 2022, we recorded restructuring charges of $85 million and $113 million, respectively, which are comprised of severance costs and the impairment of lease assets in each period. The severance costs are primarily associated with changes in management following the realignment of our operating segments. The lease impairments relate to lease assets that we ceased use of with the intent to sublease in connection with initiatives to reduce our real estate footprint in New York City. In addition, for the three and nine months ended September 30, 2022, we recorded charges for other corporate matters of $84 million and $163 million, respectively, of which $77 million and $117 million, respectively, is associated with litigation described under Legal Matters—Stockholder Matters. Also included in other corporate matters are charges of $7 million and $46 million for the three and nine months ended September 30, 2022, respectively, recorded following Russia’s invasion of Ukraine in the first quarter of 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

During the three and nine months ended September 30, 2021, we recorded restructuring charges of $46 million and $81 million, respectively. The charges for the three-month period were for severance costs primarily associated with changes in management at certain of our businesses. The charges for the nine-month period also included $35 million for the impairment of lease assets that we determined we would not use and began actively marketing for sublease. This determination was made in connection with cost-transformation initiatives related to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”). The impairment was the result of a decline in market conditions since inception of these leases and reflects the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Gain on Dispositions
For the three and nine months ended September 30, 2022, we recorded a gain of $41 million relating to the contribution of certain assets of Paramount+ in the Nordics to SkyShowtime. Also, for the nine months ended September 30, 2022, we recorded gains on dispositions totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center. For the nine months ended September 30, 2021, net gain on dispositions of $116 million principally included a gain on the sale of a noncore trademark licensing operation.

Interest Expense/Income

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Interest expense	$(231)	$(243)	(5)%	$(701)	$(745)	(6)%
Interest income	$33	$11	200%	$73	$37	97%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of September 30, 2022 and 2021.

	At September 30,
		Weighted Average		Weighted Average
	2022	Interest Rate	2021	Interest Rate
Total notes and debentures	$15,775	5.13%	$17,650	4.93%
Other bank borrowings	$47	5.80%	$35	3.50%
Net Gains (Losses) from Investments
For the three months ended September 30, 2022, we recorded a loss of $4 million on the sale of a 37.5% interest in The CW, which is principally comprised of transaction costs, and an impairment of an investment of $5 million. For the three months ended September 30, 2021 we recorded a net loss from investments of $5 million, reflecting changes in the fair value of a marketable security, and for the nine month period we recorded a net gain of $47 million, which included a gain of $37 million from the sale of an investment without a readily determinable fair value and a net gain from changes in the fair value of the marketable security discussed above.

Loss on Extinguishment of Debt
For the nine months ended September 30, 2022 and 2021, we recorded losses on extinguishment of debt of $120 million and $128 million associated with the early redemption of long-term debt of $2.91 billion and $1.99 billion, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension and postretirement benefit costs	$(16)	$(10)	$(49)	$(32)
Foreign exchange loss	(21)	(6)	(44)	(14)
Pension settlement charge (a)	—	(10)	—	(10)
Other	1	—	2	1
Other items, net	$(36)	$(26)	$(91)	$(55)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $101 million and $264 million, reflecting effective income tax rates of 31.3% and 20.1%, respectively. Included in the provision for income taxes for the third quarter of 2022 is a net discrete tax provision of $9 million, which primarily reflects discrete tax provisions realized in connection with the filing of our tax returns in international jurisdictions and from the transfer of subsidiaries in connection with a reorganization of our international operations. These items, together with a net tax benefit of $29 million on other items identified as affecting the comparability of our results during the period (which include charges for restructuring and other corporate matters, and a gain on a disposition) increased our effective income tax rate by 5.0 percentage points. The tax provision for the nine months ended September 30, 2022 included a net discrete tax benefit of $72 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $77 million on other items identified as affecting the comparability of our results during the nine-month period (which include charges for restructuring and other corporate matters, a loss on extinguishment of debt, and gains on dispositions) decreased our effective income tax rate by 4.8 percentage points.

For the three and nine months ended September 30, 2021, we recorded a provision for income taxes of $120 million and $312 million, reflecting effective income tax rates of 19.5% and 11.2%, respectively. Included in the provision for income taxes for the nine months ended September 30, 2021 are discrete tax benefits of $290 million primarily consisting of a benefit of $260 million to remeasure our UK net deferred income tax asset as a result of the enactment during the second quarter of 2021 of an increase in the UK corporate income tax rate from 19% to 25% beginning April 1, 2023, as well as a net tax benefit in connection with the settlement of income tax audits. For the nine months ended September 30, 2021, these discrete tax benefits, together with a net tax benefit of $14 million on other items identified as affecting the comparability of our results during the period (which include a loss on extinguishment of debt, restructuring and pension settlement charges and net gains from dispositions and investments) reduced our effective income tax rate by 10.5 percentage points.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Equity in loss of investee companies	$(75)	$(27)	(178)%	$(166)	$(119)	(39)%
Tax benefit	17	9	89	42	39	8
Equity in loss of investee companies, net of tax	$(58)	$(18)	(222)%	$(124)	$(80)	(55)%
For the three and nine months ended September 30, 2022, the increase in equity in loss of investee companies, net of tax was driven by our investment in SkyShowtime.
Net Earnings from Discontinued Operations
During the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, to Penguin Random House LLC (“Penguin Random House”), a wholly-owned subsidiary of Bertelsmann SE & Co. KGaA (“Bertelsmann”) (see Legal Matters). Simon & Schuster has been presented as a discontinued operation in our consolidated financial statements for all periods presented.

The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2022 and 2021, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues	$353	$321	$863	$725
Costs and expenses:
Operating	198	182	483	429
Selling, general and administrative	45	38	130	114
Restructuring charges	2	1	2	1
Total costs and expenses (a)	245	221	615	544
Operating income	108	100	248	181
Other items, net	(3)	(6)	(9)	(8)
Earnings from discontinued operations	105	94	239	173
Income tax provision (b)	(27)	(21)	(58)	(47)
Net earnings from discontinued operations, net of tax	$78	$73	$181	$126
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $15 million and $25 million for the three and nine months ended September 30, 2022, respectively, and $7 million and $9 million for the three and nine months ended September 30, 2021, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $4 million and $6 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $9 million for the three and nine months ended September 30, 2021, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations Attributable to Paramount

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)	2022	2021	Increase/(Decrease)
Net earnings from continuing operations attributable to Paramount	$153	$465	(67)%	$902	$2,359	(62)%
Diluted EPS from continuing operations attributable to Paramount	$.21	$.69	(70)%	$1.32	$3.62	(64)%
For the three and nine months ended September 30, 2022, net earnings from continuing operations attributable to Paramount decreased 67% and 62%, respectively, and diluted EPS from continuing operations decreased 70% and 64%, respectively, driven by the decrease in operating income as well as lower discrete tax benefits in the nine-month period.
Segment Results of Operations
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters and net gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting. We believe the presentation of Adjusted OIBDA is relevant and useful for investors because it allows investors to view segment performance in a manner similar to the primary method used by our management and enhances their ability to understand our operating performance. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. The reconciliation of Adjusted OIBDA to our consolidated net earnings is presented in Note 13 to the consolidated financial statements.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2022		2021		$	%
Revenues:
TV Media	$4,948	72%	$5,220	79%	$(272)	(5)%
Direct-to-Consumer	1,226	18	890	13	336	38
Filmed Entertainment	783	11	530	8	253	48
Eliminations	(41)	(1)	(30)	—	(11)	(37)
Total Revenues	$6,916	100%	$6,610	100%	$306	5%

	Three Months Ended September 30,
			Increase/(Decrease)
	2022	2021	$	%
Adjusted OIBDA:
TV Media	$1,231	$1,385	$(154)	(11)%
Direct-to-Consumer	(343)	(198)	(145)	(73)
Filmed Entertainment	41	(24)	65	n/m
Corporate/Eliminations	(104)	(111)	7	6
Stock-based compensation (a)	(39)	(32)	(7)	(22)
Total Adjusted OIBDA	786	1,020	(234)	(23)
Depreciation and amortization	(92)	(95)	3	3
Restructuring and other corporate matters	(169)	(46)	(123)	(267)
Net gain on dispositions	41	—	41	n/m
Total Operating Income	$566	$879	$(313)	(36)%
n/m - not meaningful
(a) Included in restructuring and other corporate matters is stock-based compensation expense of $11 million and $21 million for the three months ended September 2022 and 2021, respectively.
Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2022		2021		$	%
Revenues:
TV Media	$15,849	72%	$16,432	80%	$(583)	(4)%
Direct-to-Consumer	3,508	16	2,255	11	1,253	56
Filmed Entertainment	2,770	12	1,993	9	777	39
Eliminations	(104)	—	(94)	—	(10)	(11)
Total Revenues	$22,023	100%	$20,586	100%	$1,437	7%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30,
			Increase/(Decrease)
	2022	2021	$	%
Adjusted OIBDA:
TV Media	$4,155	$4,654	$(499)	(11)%
Direct-to-Consumer	(1,244)	(490)	(754)	(154)
Filmed Entertainment	185	207	(22)	(11)
Corporate/Eliminations	(320)	(351)	31	9
Stock-based compensation (a)	(114)	(133)	19	14
Total Adjusted OIBDA	2,662	3,887	(1,225)	(32)
Depreciation and amortization	(282)	(289)	7	2
Restructuring and other corporate matters	(276)	(81)	(195)	(241)
Net gain on dispositions	56	116	(60)	(52)
Total Operating Income	$2,160	$3,633	$(1,473)	(41)%
(a) Included in restructuring and other corporate matters is stock-based compensation expense of $13 million and $21 million for the nine months ended September 2022 and 2021, respectively.
TV Media
Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
			Increase/(Decrease)
TV Media	2022	2021	$	%
Advertising	$1,973	$2,039	$(66)	(3)%
Affiliate and subscription	2,000	2,108	(108)	(5)
Licensing and other	975	1,073	(98)	(9)
Revenues	$4,948	$5,220	$(272)	(5)%

Adjusted OIBDA	$1,231	$1,385	$(154)	(11)%
Revenues
For the three months ended September 30, 2022, revenues decreased 5%.

Advertising
The 3% decrease in advertising revenues reflects lower domestic and international advertising revenues. The decrease in domestic advertising revenues is the result of lower impressions as pricing only partially offset the decline, reflecting softness in the scatter market. Higher political advertising sales also partially offset the decline. The decrease in international advertising revenues was driven by unfavorable foreign exchange rate changes, partially offset by the benefit from the acquisition of Chilevisión in the third quarter of 2021. The foreign exchange rate changes negatively impacted the total advertising revenue comparison by 3 percentage points.

Affiliate and Subscription
The 5% decrease in affiliate and subscription revenues reflects lower domestic and international affiliate revenues. The decrease in domestic affiliate revenues was driven by lower revenues for our pay television networks, reflecting a decline in subscribers, partially offset by rate increases and growth in reverse compensation. The decrease in international affiliate revenues was driven by the restructuring of certain affiliate agreements, resulting in a shift of revenue from our pay television services to our DTC services; unfavorable foreign exchange rate changes, which negatively impacted the total affiliate and subscription revenue comparison by 1 percentage point;

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
and the absence of revenues in Russia, where we suspended our operations following Russia’s invasion of Ukraine. Lower revenues from pay-per-view boxing events also contributed to the decline.

Licensing and Other
Licensing and other revenues decreased 9%, primarily reflecting lower domestic licensing in the secondary market, driven by the comparison against several significant licensing arrangements in the prior-year period, including for NCIS and Bull.

Adjusted OIBDA
Adjusted OIBDA decreased 11%, driven by the decline in affiliate revenues and lower profits from content licensing.
Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
			Increase/(Decrease)
TV Media	2022	2021	$	%
Advertising	$6,668	$7,230	$(562)	(8)%
Affiliate and subscription	6,156	6,303	(147)	(2)
Licensing and other	3,025	2,899	126	4
Revenues	$15,849	$16,432	$(583)	(4)%

Adjusted OIBDA	$4,155	$4,654	$(499)	(11)%

Revenues
For the nine months ended September 30, 2022, revenues decreased 4%, primarily reflecting lower advertising revenues, driven by the comparison against CBS’ broadcast of the Super Bowl in the first quarter of 2021, which negatively impacted the total revenue comparison by 3 percentage points. The decline also reflects lower affiliate revenues, partially offset by higher licensing revenues.

Advertising
The 8% decrease in advertising revenues was driven by the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021 and another network in 2022, resulting in a negative impact on the advertising revenue comparison of 6 percentage points. The decline also reflects lower impressions at our domestic networks and unfavorable foreign exchange rate changes, partially offset by higher pricing and political advertising sales as well as the benefit from the acquisition of Chilevisión in the third quarter of 2021. The foreign exchange rate changes negatively impacted the advertising revenue comparison by 2 percentage points.

Affiliate and Subscription
The 2% decrease in affiliate and subscription revenues was driven by lower international affiliate revenues, including the impact from the previously-mentioned restructuring of certain affiliate agreements. The decline also reflects lower domestic affiliate revenues, driven by a decline in MVPD subscribers, partially offset by rate increases from MVPDs and vMVPDs, growth in reverse compensation, and the launch of our basic cable networks on a vMVPD in April 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Licensing and Other
Licensing and other revenues increased 4%, reflecting higher international licensing and a higher volume of content produced for third parties, partially offset by lower domestic licensing in the secondary market.

Adjusted OIBDA
Adjusted OIBDA decreased 11%, primarily reflecting the benefit to the prior-year period from the broadcast of the Super Bowl as well as the decline in affiliate revenues and higher costs associated with the mix of programming.
Direct-to-Consumer
Three Months Ended September 30, 2022 and 2021

Direct-to-Consumer	Three Months Ended September 30,
(Subscribers in millions)	2022	2021	Increase/(Decrease)
Advertising	$363	$348	$15	4%
Subscription	863	542	321	59
Revenues	$1,226	$890	$336	38%

Adjusted OIBDA	$(343)	$(198)	$(145)	(73)%

Global DTC Subscribers (a)	66.5	46.7	19.8	42%

	Three Months Ended September 30,
(Subscribers in millions)	2022	2021	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	46.0	25.5	20.5	80%

Revenues	$708	$363	$345	95%

Pluto TV (Global)
MAUs (b)	72.0	54.4	17.6	32%

Revenues	$268	$289	$(21)	(7)%
(a) Direct-to-consumer streaming subscribers (“DTC subscribers”) include customers with access to our domestic or international DTC services, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial, and subscribers are considered unique to each of our services, whether offered individually or as part of a bundle. For the periods above subscriber counts reflect the number of subscribers as of the applicable period-end date. Global DTC subscribers include subscribers for Paramount+, Showtime OTT and all other subscription DTC services.
(b) The Monthly Active Users (“MAUs”) count reflects the number of unique devices interacting with the Pluto TV service in a calendar month, and for the periods above reflects the MAU count for the last month of the applicable period.
Revenues
For the three months ended September 30, 2022, the 38% increase in revenues was driven by growth from Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 4% increase in advertising revenues was driven by higher impressions, reflecting the benefit from growth in Paramount+ subscribers. Pluto TV global MAUs were 72.0 million for September 2022, reflecting growth of 17.6 million, or 32%, from 54.4 million for September 2021, and 2.4 million, or 3%, from 69.6 million for June 2022.

Subscription
The 59% increase in subscription revenues was driven by growth from Paramount+, BET+ and Showtime OTT. Global DTC subscribers grew 19.8 million, or 42%, compared with September 30, 2021, led by an increase of 20.5 million, or 80% for Paramount+, reflecting significant growth in U.S. subscribers and the impact from launches in international markets. During the quarter, global DTC subscribers increased 2.8 million, or 4%, to 66.5 million at September 30, 2022 from 63.7 million at June 30, 2022, and Paramount+ subscribers grew 2.7 million, or 6%, to 46.0 million, driven by launches in international markets as well as growth in U.S. subscribers, reflecting the benefit from the start of the NFL season and the UEFA Champions League, as well as the launch on Walmart+. The subscriber growth from the prior year and in the quarter was impacted by the removal of 1.9 million Paramount+ subscribers following the September 2022 launch of the SkyShowtime streaming service in the Nordics, where it replaced Paramount+ in the market. Excluding the impact of the removal of subscribers in the Nordics, global DTC subscribers increased 4.7 million and Paramount+ subscribers increased 4.6 million during the third quarter of 2022. Additionally, the year-over-year comparison was impacted by the removal of subscribers in Russia, where we suspended our operations following Russia’s invasion of Ukraine. This resulted in the removal of 3.9 million global DTC subscribers during the second quarter of 2022, including 1.2 million for Paramount+.

Adjusted OIBDA
Adjusted OIBDA decreased $145 million, as the revenue growth was more than offset by higher costs to support growth in our DTC services including content, marketing, distribution, employee and technology costs.
Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
			Increase/(Decrease)
Direct-to-Consumer	2022	2021	$	%
Advertising	$1,073	$857	$216	25%
Subscription	2,435	1,398	1,037	74
Revenues	$3,508	$2,255	$1,253	56%

Adjusted OIBDA	$(1,244)	$(490)	$(754)	(154)%

	Nine Months Ended September 30,
			Increase/(Decrease)
	2022	2021	$	%
Revenues
Paramount+ (Global)	$1,965	$904	$1,061	117%

Pluto TV (Global)	$786	$697	$89	13%
Revenues
For the nine months ended September 30, 2022, the 56% increase in revenues was primarily driven by growth from Paramount+, Pluto TV and Showtime OTT.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 25% increase in advertising revenues was driven by increases in pricing and impressions, benefiting from subscriber growth for Paramount+ and MAU growth for Pluto TV.

Subscription
The 74% increase in subscription revenues was primarily driven by growth from Paramount+ and Showtime OTT.

Adjusted OIBDA
Adjusted OIBDA decreased $754 million, as the revenue growth was more than offset by higher costs to support growth in our DTC services including content, marketing, distribution, employee and technology costs.
Filmed Entertainment
Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2022	2021	$	%
Advertising (a)	$3	$2	$1	50%
Theatrical	231	67	164	245
Licensing and other	549	461	88	19
Revenues	$783	$530	$253	48%

Adjusted OIBDA	$41	$(24)	$65	n/m
n/m - not meaningful
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms.
Revenues
For the three months ended September 30, 2022, the 48% increase in revenues was driven by Top Gun: Maverick.

Theatrical
Theatrical revenues increased $164 million, primarily reflecting the continued success of the second quarter 2022 theatrical release Top Gun: Maverick.

Licensing and Other
Licensing and other revenues increased 19% reflecting the licensing of recent theatrical releases, driven by the success of Top Gun: Maverick in the digital home entertainment market.

Adjusted OIBDA
Adjusted OIBDA increased $65 million, primarily driven by the strong performance of Top Gun: Maverick.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2022	2021	$	%
Advertising (a)	$17	$14	$3	21%
Theatrical	1,126	202	924	457
Licensing and other	1,627	1,777	(150)	(8)
Revenues	$2,770	$1,993	$777	39%

Adjusted OIBDA	$185	$207	$(22)	(11)%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms as well as sponsorships.
Revenues
For the nine months ended September 30, 2022, the 39% increase in revenues reflects higher theatrical revenues, partially offset by lower licensing revenues.

Theatrical
The $924 million increase in theatrical revenues reflects the success of our current year releases, driven by Top Gun: Maverick, as well as Sonic the Hedgehog 2 and The Lost City. Theatrical releases in the comparable prior-year period included A Quiet Place Part II. There were no theatrical releases in the first quarter of 2021 as movie theaters continued to be impacted by closures or reduced capacity in response to COVID-19.

Licensing and Other
The 8% decrease in licensing and other revenues primarily reflects lower revenues from the licensing of library titles and the benefit to the prior-year period from the licensing of Coming 2 America and Tom Clancy’s Without Remorse, partially offset by higher home entertainment revenues from current year theatrical releases.

Adjusted OIBDA
Adjusted OIBDA decreased 11%, mainly reflecting lower profits from the licensing of library titles, partially offset by higher profits from current year releases.

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

Our funding for short-term and long-term obligations, including our long-term debt obligations due over the next five years, which were $2.35 billion as of September 30, 2022, as well as our other long term commitments, will come primarily from cash flows from operating activities, proceeds from non-core asset sales, including the planned sale of Simon & Schuster described below, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding maturities, which could result in a charge from the early extinguishment of debt.

During 2020, we entered into an agreement to sell Simon & Schuster for $2.175 billion in cash, and expect to use proceeds from the sale to invest in our strategic growth priorities, including in streaming, as well as to fund dividends and pay down debt. On November 2, 2021, the U.S. Department of Justice filed suit to block the sale. The trial was conducted in August 2022, and in October 2022, the Court issued a decision to block the consummation of the transaction. We are discussing next steps with Bertelsmann and Penguin Random House, including seeking an expedited appeal (see Legal Matters). The purchase agreement contains commitments on the part of the purchaser to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to us in certain circumstances in the event the transaction does not close for regulatory reasons.

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
Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong balance sheet and cash flows, our credit facility and our credit rating will provide us with adequate access to funding for our expected cash needs. The cost of any new borrowings is affected by market conditions and short and long-term debt ratings assigned by independent rating agencies, and there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

	Nine Months Ended September 30,
	2022	2021	Increase/(Decrease)
Net cash flow provided by operating activities from:
Continuing operations	$219	$1,528	$(1,309)
Discontinued operations	107	124	(17)
Net cash flow provided by operating activities	326	1,652	(1,326)
Net cash flow used for investing activities from:
Continuing operations	(380)	(13)	(367)
Discontinued operations	(3)	(3)	—
Net cash flow used for investing activities	(383)	(16)	(367)
Net cash flow (used for) provided by financing activities	(2,681)	101	(2,782)
Effect of exchange rate changes on cash and cash equivalents	(146)	(30)	(116)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,884)	$1,707	$(4,591)
Operating Activities. For the nine months ended September 30, 2022, the decrease in cash flow provided by operating activities from continuing operations was mainly driven by our increased investment in our DTC services, including spending for content, marketing and distribution costs.

Cash flow provided by operating activities for the nine months ended September 30, 2022 and 2021 included payments for restructuring, merger-related costs and transformation initiatives of $133 million and $241 million, respectively. Since the Merger, we have invested in a number of transformation initiatives. Initially, these were undertaken to realize synergies related to the Merger. Beginning in 2022, our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we are investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.
Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Nine Months Ended September 30,
	2022	2021
Investments (a)	$(189)	$(147)
Capital expenditures (b)	(228)	(231)
Acquisitions, net of cash acquired (c)	—	(27)
Proceeds from dispositions (d)	38	418
Other investing activities	(1)	(26)
Net cash flow used for investing activities from continuing operations	(380)	(13)
Net cash flow used for investing activities from discontinued operations	(3)	(3)
Net cash flow used for investing activities	$(383)	$(16)
(a) 2022 and 2021 primarily include investment in The CW. 2022 also includes investment in SkyShowtime.
(b) Includes payments associated with the implementation of our transformation initiatives of $34 million and $56 million in 2022 and 2021, respectively.
(c) 2021 reflects the acquisition of Chilevisión, a free-to-air television channel.
(d) 2022 primarily reflects the disposition of international intangible assets. 2021 primarily reflects proceeds received from the sale of our investment in fuboTV Inc. during the fourth quarter of 2020, as well as proceeds received from the sales of a noncore trademark licensing operation and investments.
Financing Activities

	Nine Months Ended September 30,
	2022	2021
Proceeds from issuance of debt	$1,114	$48
Repayment of debt	(3,123)	(2,220)
Dividends paid on preferred stock	(43)	(15)
Dividends paid on common stock	(471)	(458)
Proceeds from issuance of preferred stock	—	983
Proceeds from issuance of common stock	—	1,672
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(14)	(55)
Proceeds from exercise of stock options	—	408
Payments to noncontrolling interests	(106)	(215)
Other financing activities	(38)	(47)
Net cash flow (used for) provided by financing activities	$(2,681)	$101
Dividends
We declared cash dividends of $.24 per share on our Class A and Class B Common Stock during each of the three-month periods ended September 30, 2022 and 2021, resulting in total dividends of $159 million for each of the respective periods. We declared cash dividends of $.72 per share on our Class A and Class B Common Stock during each of the nine-month periods ended September 30, 2022 and 2021, resulting in total dividends of $477 million and $468 million, respectively.
During each of the three quarters of 2022, we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, resulting in total dividends of $14.4 million for the three months ended September 30, 2022, and $43.1 million for the nine months ended September 30, 2022. During the second and third quarters of 2021, we declared quarterly cash dividends on our Mandatory Convertible Preferred Stock of $1.5493 per share and $1.4375 per share, respectively. The dividend period for the dividend declared during the second

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
quarter was from March 26, 2021 through July 1, 2021. Accordingly, we recorded dividends on the Mandatory Convertible Preferred Stock of $14.4 million and $29.9 million during the three and nine months ended September 30, 2021, respectively.
Capital Structure
The following table sets forth our debt.

	At	At
	September 30, 2022	December 31, 2021
Senior debt (2.90%-7.875% due 2023-2050)	$14,143	$16,501
Junior debt (5.875%-6.375% due 2057 and 2062)	1,632	1,157
Other bank borrowings	47	35
Obligations under finance leases	12	16
Total debt (a)	15,834	17,709
Less current portion	196	11
Total long-term debt, net of current portion	$15,638	$17,698
(a) At September 30, 2022 and December 31, 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $446 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $91 million and $95 million, respectively. The face value of our total debt was $16.37 billion and $18.27 billion at September 30, 2022 and December 31, 2021, respectively.

During the nine months ended September 30, 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion. Additionally, in February 2022, we redeemed our $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper
At both September 30, 2022 and December 31, 2021, we had no outstanding commercial paper borrowings.

Credit Facility
At September 30, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of September 30, 2022.

At September 30, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

Other Bank Borrowings
At September 30, 2022 and December 31, 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $47 million and $35 million, respectively, with weighted average interest rates of 5.80% and 3.50%, respectively.
Guarantees
Letters of Credit and Surety Bonds
We have indemnification obligations with respect to letters of credit and surety bonds primarily used as security against non-performance in the normal course of business. At September 30, 2022, the outstanding letters of credit and surety bonds approximated $174 million and were not recorded on the Consolidated Balance Sheet.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at September 30, 2022 is a liability totaling $51 million, reflecting the present value of the estimated amount remaining under the guarantee obligation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $25 million at September 30, 2022 and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Investigation-Related Matters
As announced on August 1, 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. On December 17, 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination with respect to the termination of Mr. Moonves’ employment.

On August 27, 2018 and on October 1, 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the United States District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. On November 6, 2018, the Court entered an order consolidating the two actions. On November 30, 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. On February 11, 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. On April 12, 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part on January 15, 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We reached an agreement with the plaintiffs to settle the lawsuit for $14.75 million, which will be paid by the Company’s insurers. The settlement, which includes no admission of liability or wrongdoing by the Company, was granted preliminary approval by the Court on May 13, 2022 and is subject to final approval.

We also received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission regarding the subject matter of the CBS Board of Directors’

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
investigation and related matters, including with respect to CBS’ related public disclosures. We have reached an agreement in principle to resolve the matter with the Investor Protection Bureau of the New York State Attorney General’s Office. After credits for the settlement amount to be paid in the consolidated federal securities class action discussed above, and certain financial commitments to human resources-related programs made by CBS in connection with an earlier resolution with the Civil Rights Bureau of the New York State Attorney General’s Office, the Company has agreed to make a payment of $7.25 million, which by agreement with the Investor Protection Bureau will be distributed in connection with the federal securities class action settlement discussed above, subject to the court’s approval of the class action settlement. The resolution includes no admission of liability or wrongdoing by the Company. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future.

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

Litigation Related to the Proposed Sale of Simon & Schuster
On November 2, 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House (the “Transaction”) pursuant to a Share Purchase Agreement (“Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. The DOJ asserted that the sale of Simon & Schuster would reduce competition for the acquisition of titles. The trial was conducted in August 2022, and in October 2022, the Court issued a decision to block the consummation of the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Transaction. We are discussing next steps with Bertelsmann and Penguin Random House, including seeking an expedited appeal. The Purchase Agreement contains customary representations and warranties and covenants, including commitments on the part of Penguin Random House to take all necessary steps to obtain any required regulatory approvals and to defend any litigation that would delay or prevent consummation, and also provides for a $200 million termination fee payable to the Company in certain circumstances in the event the Transaction does not close for regulatory reasons.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2022, we had pending approximately 25,880 asbestos claims, as compared with approximately 27,770 as of December 31, 2021. During the third quarter of 2022, we received approximately 660 new claims and closed or moved to an inactive docket approximately 1,570 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2021 and 2020 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $63 million and $35 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the third quarter of 2022, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at September 30, 2022.

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

PARAMOUNT GLOBAL (Registrant)

Date: November 2, 2022	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: November 2, 2022	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer