Form 10-K
period 2022-12-31
Paramount Global
filed 2023-02-16
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $250,942,993 (based upon the closing price of $27.26 per share as reported by The Nasdaq Stock Market LLC on that date) and the market value of the shares of the registrant’s Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $14,186,169,137 (based upon the closing price of $24.68 per share as reported by The Nasdaq Stock Market LLC on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $14,437,112,130.
As of February 13, 2023, 40,704,560 shares of Class A Common Stock and 609,812,293 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Paramount Global’s Notice of 2023 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Part III).

PARAMOUNT GLOBAL
TABLE OF CONTENTS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains both historical and forward-looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below and elsewhere in this Annual Report on Form 10-K. Other risks, uncertainties or other factors, or updates to those discussed herein, may be described in our other filings with the Securities and Exchange Commission (the “SEC”), including our reports on Form 10-Q and Form 8-K, press releases, public conference calls, webcasts, our social media and blog posts and on our website at paramount.com. There may be additional risks, uncertainties and other factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this Annual Report on Form 10‑K are made only as of the date of this document, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
PART I

Item 1.	Business.
Overview
We are a leading global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide. Driven by iconic consumer brands, our portfolio includes CBS, Showtime Networks, Paramount Pictures, Nickelodeon, MTV, Comedy Central, BET, Paramount+ and Pluto TV. We hold one of the industry’s most extensive libraries of television and film titles. In addition to offering innovative streaming services and digital video products, we also provide powerful capabilities in production, distribution and advertising solutions.
Our strategy is grounded in three key strengths: (1) our broad range of popular content; (2) our multiplatform distribution model; and (3) our global operating reach. In 2022, we demonstrated the continued breadth and depth of our content capabilities across our distribution platforms — broadcast, including the leading network in the United States (the “U.S.”), CBS; a portfolio of cable networks that includes Nickelodeon, MTV and BET; a rapidly growing subscription streaming service, Paramount+; a leading free advertising-supported streaming television (“FAST”) service in the U.S., Pluto TV; and an iconic Hollywood studio, Paramount Pictures. Our global operating footprint includes content production capabilities across Latin America, the United Kingdom (the “U.K.”), Europe, the Middle East, Africa and Asia Pacific, cable networks in many key markets and deep commercial relationships with strategic partners around the world.
2022 was a notable year for us in streaming. Benefiting from a slate of original series, including Halo, 1883, 1923, Tulsa King, Criminal Minds: Evolution and SEAL Team, and original films, including Orphan: First Kill and Beavis and Butt-Head Do the Universe, our global streaming subscribers grew 38% year-over-year to 77.3 million and Paramount+ subscribers grew 70% year-over-year to 55.9 million. According to Antenna, Paramount+ is the number one premium streaming service in domestic sign-ups and gross subscriber additions since its launch in March 2021 through the end of 2022, and had the most sign-ups in 2022. In sports, we reached a six-year multiplatform U.S. media rights extension for the Union of European Football Associations (“UEFA”) Champions League. We also recently announced that we will be fully integrating SHOWTIME into Paramount+

across both streaming and linear platforms later in 2023. In free, Pluto TV global monthly active users (MAUs) increased 22% year-over-year to 78.5 million.
Paramount Pictures released six films in 2022 that debuted at number one at the domestic box office — Scream, Jackass Forever, The Lost City, Sonic The Hedgehog 2, Top Gun: Maverick and Smile. These hits were led by Top Gun: Maverick, the fifth highest-grossing domestic movie of all time and first film to top the domestic box office on both Memorial Day and Labor Day. Following its theatrical run, the film has continued to draw big audiences in the U.S. digital home entertainment market and on Paramount+. Released in the fall, Smile became the highest-grossing horror film of the year worldwide.
CBS finished the 2021-2022 season as America’s number one broadcast network in primetime for the 14th consecutive season. In entertainment, CBS was number one across multiple genres — drama (NCIS); new comedy (Ghosts); primetime news series (60 Minutes); late night series (The Late Show with Stephen Colbert); and the number one daytime lineup for the 35th consecutive year. CBS Sports delivered its most-watched National Football League (the “NFL”) regular season in seven years, while Paramount+ had its most-streamed NFL regular season ever, recording double-digit year-over-year growth. Additionally, for the 14th consecutive year, CBS Sports maintained college football’s highest average viewership. Beginning next season, we will air Big Ten football and basketball games as part of a multiplatform agreement that extends through the end of the decade.
Our portfolio of cable networks attracted audiences through a broad range of shows, including the most watched original series in the U.S. across all of television, Yellowstone, and one of the world’s most popular preschool series, PAW Patrol. In 2022, adult cable series on our cable networks accounted for three of the top five and five of the top ten series among adults 18 to 34. Nickelodeon networks accounted for seven of the top ten cable series among kids two to 11 and returned to share growth for the first time in five years.
In 2022, we focused on expanding our global footprint and building key distribution partnerships with industry leaders including Sky, CANAL+ and Virgin Media. We launched Paramount+ in South Korea, the U.K., Ireland, Italy, France, Germany, Switzerland and Austria, and in the U.S., launched a first-of-its-kind partnership with Walmart to offer Paramount+ Essential to Walmart+ members. SkyShowtime, our streaming joint venture with Comcast, launched in Denmark, Finland, Norway and Sweden (the “Nordics”). Finally, we launched Pluto TV in Canada with Corus and in the Nordics with Viaplay Group.
We continued our commitment to diversity, equity and inclusion (“DEI”) in 2022. We hosted our fourth annual Global Inclusion Week, a week-long initiative featuring conversations, panels and workshops designed to ensure our workforce and culture reflect, celebrate and elevate the diversity of our audiences and communities. We also continued to advance Content for Change, a companywide initiative designed to use the power of our content, creative supply chain and culture to counteract bias, stereotypes and hate. We released our third Environmental, Social and Governance (“ESG”) Report, and made progress on our ESG strategy and goals across our three focus areas: (1) On-Screen Content & Social Impact, (2) Workforce & Culture and (3) Sustainable Production & Operations. We also hosted our 26th annual Community Day, a global day of community service focused on causes and issues that resonate with our employees and audiences.
We operate through the following segments:
•TV Media.  Our TV Media segment consists of our (1) domestic and international broadcast networks and owned television stations; (2) domestic and international extensions of our cable networks; and (3) domestic and international television studio operations, and production and distribution of first-run syndicated programming. TV Media generated approximately 72% of our consolidated revenues in 2022.
•Direct-to-Consumer.  Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services. Direct-to-Consumer generated approximately 16% of our consolidated revenues in 2022.

•Filmed Entertainment.  Our Filmed Entertainment segment consists of our production and acquisition of films, series and short-form content for release and licensing in media around the world, including in theaters, on streaming services, on television, and through digital home entertainment and DVDs. Filmed Entertainment generated approximately 13% of our consolidated revenues in 2022.
We were organized as a Delaware corporation in 1986. In December 2019, we changed our name to ViacomCBS Inc. in connection with the merger of Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”) (the “Merger”). In February 2022, we changed our name to Paramount Global. Unless the context requires otherwise, references in this document to “Paramount,” “the Company,” “we,” “us” and “our” mean Paramount Global and its consolidated subsidiaries, to “CBS” mean CBS and its consolidated subsidiaries prior to the Merger and to “Viacom” mean Viacom and its consolidated subsidiaries prior to the Merger.
Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is paramount.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K.
We have two classes of common stock, Class A Common Stock and Class B Common Stock (together, our “Common Stock”), both of which are listed on The Nasdaq Stock Market LLC, under the ticker symbols “PARAA” and “PARA,” respectively. Owners of our Class A Common Stock are entitled to one vote per share. Shares of our Class B Common Stock do not have voting rights. As of December 31, 2022, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates movie screens in the U.S., the U.K. and South America, directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, representing approximately 9.8% of our Common Stock. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.
Our Segments
TV Media
Our TV Media segment consists of our (1) broadcast operations — the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe and Chilevisión; (2) domestic premium and basic cable networks, including Paramount Media Networks, Nickelodeon, BET Media Group and CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming for 24-hour news and CBS Sports HQ for sports news and analysis.
TV Media’s revenues are generated principally from advertising; affiliate and subscription revenues principally comprised of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs” or “vMVPDs”) for carriage of our cable networks (cable affiliate fees) and our owned television stations (retransmission fees), and fees received from television stations for their affiliation with the CBS Television Network (“reverse compensation”); and the licensing and distribution of our content and other rights. In 2022, advertising, affiliate and subscription, and licensing and other generated approximately 43%, 38% and 19%, respectively, of the segment’s total revenues. TV Media generated approximately 72%, 80% and 83% of our consolidated revenues in 2022, 2021 and 2020, respectively.
Broadcast
CBS Television Network.  The CBS Television Network (the “CBS Network”), through CBS Entertainment, CBS News and CBS Sports, distributes entertainment programming, news, public affairs programs and sports. CBS Network content also is available on the internet, including through: CBS.com, CBSNews.com, CBSSports.com and related apps; our streaming services, such as Paramount+, CBS News Streaming and Pluto TV; and MVPDs and vMVPDs. CBS Entertainment acquires or develops and schedules the programming on the CBS Network, which includes primetime comedies and dramas, reality, specials, kids’ programs, daytime dramas, game shows and late night. CBS News operates a worldwide news organization, providing the CBS Network, CBS News Radio and digital platforms with regularly scheduled news and public affairs programs. CBS Sports broadcasts on the CBS Network include certain regular season and playoff NFL games, including post-season American Football Conference wild card playoff, divisional playoff and championship games and, on a rotating basis with other networks, the Super Bowl; the National Collegiate Athletic Association’s (the “NCAA”) Division I Men’s Basketball Tournament and marquee regular-season college basketball games; regular-season college football games; the PGA TOUR, the Masters and the PGA Championship; and certain UEFA Champions League games.
CBS Stations.  CBS Stations consists of our 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (the “FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Licensees must seek to renew each license every eight years. Our stations are located in the six largest, and 15 of the top 20, television markets in the U.S. We own multiple stations within the same Nielsen-designated market area in 10 major markets, including New York, Los Angeles and Philadelphia. The stations broadcast news, public affairs, sports and other programming to serve their local markets. Local versions of CBS News Streaming offer local news from certain of our owned stations.
International Free-to-Air Networks.  We operate a number of free-to-air networks around the world: Network 10 in Australia whose brands include 10, 10 Bold, 10 Peach, 10 Shake and 10 Play; Channel 5, a public service broadcaster in the U.K. whose brands include 5, 5 Action, 5 Select, 5Star, 5USA, Milkshake and My5; Telefe in Argentina whose brands include Telefe Noticias, Mi Telefe, Telefe Internacional, tlfesports, Telefe Channels on Pluto TV and Mitelefe; and Chilevisión in Chile whose brands include Chilevisión Noticias, CHV and Chilevisión Channels on Pluto TV.
Cable
Paramount Media Networks.  Paramount Media Networks connects with global audiences through its iconic brands ― CMT, a country music and lifestyle channel; Comedy Central, a comedy-focused brand that includes stand-up specials, sketch shows, adult animation and late-night programming; Logo, a network dedicated to lifestyle and entertainment programming for LGBTQ+ audiences; MTV, a storied youth entertainment brand home to notable franchises and live events such as the MTV Video Music Awards; Paramount Network, a premium entertainment destination and home to Yellowstone; Pop TV, a pop culture-focused channel; SHOWTIME, which offers premium original scripted and unscripted series, movies, documentaries and docuseries, sports, comedy and special events; The Smithsonian Channel, home of popular genres such as air and space, travel, history, science, nature and culture; and TV Land, a destination for consumers in their 30s and 40s.
Nickelodeon.  Nickelodeon is an entertainment brand for kids and families that features original and licensed series across animation, live-action and preschool genres. Nickelodeon brands include Nick Jr., Nick at Nite, TeenNick, Nicktoons and Nick Music. Nickelodeon is a key part of our global consumer products business and also licenses its brands for recreation and other location-based experiences such as hotels and theme parks.

BET Media Group.  BET Media Group provides premium entertainment, music, news, digital and public affairs content for Black audiences. BET Media Group serves as a destination for Black expression as well as a gathering place for Black creators, talent and communities. BET Media Group’s multiplatform extensions include BET Studios, a studio venture that offers equity ownership to Black content creators; BET Digital; BET Her, a network focused on Black women; BET Music Networks; BET Home Entertainment; BET Live, BET’s events and experience business, which include the BET Awards; BET International; and VH1, a multicultural pop culture destination.
CBS Sports Network.  The CBS Sports Network is CBS Sports’ 24-hour cable channel that provides a diverse slate of sports and related content. The network televises live professional, amateur and college events, including Division I college football, basketball, hockey and lacrosse, and certain domestic and international soccer games. In addition, the network showcases a variety of original programming, including documentaries, features and studio shows. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, the Masters and the PGA Championship.
Studios
Our studios produce content across broadcast, cable and streaming in the U.S. and internationally. Our studios include CBS Studios, which maintains an extensive library of intellectual property, including global franchises such as the Star Trek universe, and produces late night and daytime talk shows; MTV Entertainment Studios, which produces television series and films and MTV Documentary Films; and Paramount Television Studios, which produces a range of television content.
CBS Media Ventures (“CMV”) produces and distributes original series programming across various dayparts and genres, including talk shows, court shows, game shows and newsmagazines, which are licensed on a market-by-market basis to television stations for local broadcast television and streaming. CMV engages in national advertising and integrated marketing sales for the programming it distributes, as well as serving as the national advertising sales agent for other major syndicators.
Direct-to-Consumer
Our Direct-to-Consumer segment includes our domestic and international portfolio of pay and free streaming services, including Paramount+, Pluto TV, Showtime Networks’ subscription streaming service (“SHOWTIME OTT”), BET+ and Noggin. We recently announced that we will be fully integrating SHOWTIME into Paramount+ across both streaming and linear platforms later in 2023. Direct-to-Consumer’s revenues are comprised of advertising and subscription revenues generated by our streaming services. In 2022, advertising and subscriptions generated approximately 31% and 69%, respectively, of the segment’s total revenues. Direct-to-Consumer generated approximately 16%, 12% and 7% of our consolidated revenues in 2022, 2021 and 2020, respectively.
Paramount+.  Paramount+, our global on-demand and live subscription streaming service, combines live sports, news and entertainment content. Paramount+ features an expansive catalogue of original series, shows and popular movies across every genre from our brands and production studios and from third parties. Domestically, Paramount+ is home to livestreamed CBS Sports programming, including the NFL, NCAA Division I Men’s Basketball on CBS and the Masters. A destination for soccer fans, Paramount+ features select live and on-demand matches from a number of domestic and international leagues, including UEFA, Italy’s Serie A, the National

Women’s Soccer League and the Women’s Super League. Paramount+ also enables subscribers to stream local CBS Stations live across the U.S. in addition to CBS News Streaming and CBS Sports HQ. Paramount+ is available in two versions in the U.S.: Premium, an advertising-free offering (except during livestreamed and other limited content) that includes all the benefits of Paramount+ for a subscription fee; and Essential, an advertising-supported offering available for a lower fee that includes the NFL but not livestreamed local CBS Stations.
Pluto TV.  Pluto TV, our global FAST service, features a broad range of curated live linear channels and on-demand content. Categories cover a wide array of genres, including movies, television series, including classic television, sports, news and opinion, reality, crime, game shows, comedy, daytime TV, home, food, lifestyle & culture, gaming & anime, music, kids and local news. Pluto TV en español delivers Spanish-language channels reflecting the rich tapestry of the U.S. Hispanic community. Pluto TV can be accessed and streamed across connected television devices, mobile and the internet.
BET+.  BET+, a joint venture between BET and Tyler Perry Studios, is a subscription streaming service in the U.S. focused on Black audiences, featuring movies, television, stand-up comedy, award shows and specials. BET+ is home to exclusive original content from leading Black creators.
SHOWTIME OTT.  SHOWTIME OTT is Showtime Networks’ premium subscription streaming service in the U.S. We recently announced that we will be fully integrating SHOWTIME into Paramount+ across both streaming and linear platforms later in 2023.
Noggin.  Noggin is Nickelodeon’s direct-to-consumer learning platform with an extensive library of interactive learning games, videos and books and advertising-free episodes of popular preschool series. Developed by education experts, Noggin delivers an adaptive learning experience that fosters curiosity and is designed to build early math, literacy and social and emotional skills.
Filmed Entertainment
Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness and Miramax. Filmed Entertainment produces and acquires films, series and short-form content for release and licensing in media around the world, including in theaters, on streaming services, on television, and through digital home entertainment and DVDs. Filmed Entertainment’s revenues are generated primarily from the release or distribution of films theatrically and the licensing of film and television content. In 2022, theatrical, licensing and other, and advertising revenues generated approximately 33%, 66% and 1%, respectively, of the segment’s total revenues. Filmed Entertainment generated approximately 13%, 9% and 10% of our consolidated revenues in 2022, 2021 and 2020, respectively.
Paramount Pictures.  A producer and global distributor of filmed entertainment since 1912, Paramount Pictures is an iconic brand with an extensive library of films, which include such classics as Titanic, Forrest Gump and The Godfather, and well-known franchises such as Mission: Impossible and Transformers.
Paramount Players.  Paramount Players focuses on creating genre films from distinct, contemporary voices and properties, as well as drawing from Paramount’s rich library of content. Paramount Players also produces films for initial release on Paramount+.

Paramount Animation.  Paramount Animation develops and produces franchise and original animated films, including drawing from the Paramount Pictures and Nickelodeon libraries.
Nickelodeon Studio.  Nickelodeon Studio produces and distributes animated and live action series, films, made-for-television movies and short-form content for kids and families across multiple platforms worldwide.
Awesomeness.  Awesomeness creates content focused on the global Gen Z audience through its digital publishing, film and television studio divisions.
Miramax.  Miramax, a joint venture with beIN Media Group, is a global film and television studio with an extensive library of content. We have exclusive, long-term rights to distribute Miramax’s library, as well as certain rights to co-produce, co-finance and/or distribute new film and television projects.
Filmed Entertainment produces most of the films we release and also acquires films for distribution from third parties. In some cases, we co-finance and/or co-distribute films with third parties, including other studios. We also enter into film-specific and multipicture financing arrangements from time to time under which third parties participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest.
We distribute films in various media worldwide or in select territories and may engage third-party distributors for certain films in certain territories. Domestically, we generally market and distribute our own theatrical and home entertainment releases. Internationally, we distribute theatrical releases through our international affiliates or, in territories where we have no operating presence, through United International Pictures, our joint venture with Universal Studios, or other third-party distributors. For home entertainment releases, DVD and Blu-ray discs are distributed internationally by local licensees. We also license films and television shows domestically and/or internationally to a variety of platforms.
Competition
We operate in highly competitive environments and compete for creative talent and intellectual property, as well as for audiences and distribution of our content.
We compete with a variety of media, technology and entertainment companies with substantial resources to produce, acquire and distribute content around the world, including broadcast and cable networks, streaming services, film and television studios, production groups, independent producers and syndicators, television stations and television station groups. We compete with other content creators for creative talent, including producers, directors, actors and writers, as well as for new content ideas and intellectual property and for the acquisition of popular programming.
We compete for audiences for our content with releases from other film studios, television producers and streaming services, as well as with other forms of entertainment and consumer spending outlets. We compete for audiences and advertising revenues primarily with other television networks; streaming services; social media; websites, apps and other online experiences; radio programming; and print media. Our businesses also face competition from the many other entertainment options available to consumers, including video games, sports, travel and outdoor recreation.
We face competition for distribution of our content. Our TV Media businesses compete for distribution of our program services (and receipt of related fees) with other television networks and programmers. We also compete with other broadcast networks to secure affiliations with independently owned television stations to ensure the effective distribution of network programming in the U.S. We also compete with studios and other producers of entertainment content for distribution on third-party platforms.
For additional information regarding competition, see “Item 1A. Risk Factors — Risks Relating to Our Business and Industry — We operate in highly competitive industries.”

Environmental, Social and Governance Strategy
Our ESG strategy is centered on understanding and responding to our biggest risks and opportunities. We organize our ESG work into three focus areas: (1) On-Screen Content & Social Impact, (2) Workforce & Culture and (3) Sustainable Production & Operations. On-Screen Content & Social Impact encompasses the opportunities and responsibilities we have to represent, inform and influence through our content and brands. Workforce & Culture includes our efforts to recruit and retain the best employees; treat employees, contractors and partners well; and foster an environment where everyone feels welcome and safe. Sustainable Production & Operations aims to address the environmental and social impacts of our operations and facilities. In 2022, we released our third ESG Report, which is available on our website and includes an update on the progress we have made in each focus area.
ESG Governance
Our ESG team oversees the day-to-day strategy and implementation of our ESG efforts under the leadership of a steering committee, comprised of senior management, including our Chief Executive Officer, Chief Financial Officer and General Counsel. We also have multiple working groups dedicated to specific ESG topics made up of subject matter experts from across our brands and functional teams, which together with the steering committee constitute our ESG Council. Our ESG Council actively reviews and refines our ESG strategies and the ESG team regularly updates senior management, our Board of Directors and its Nominating and Governance Committee, which, pursuant to its charter, oversees and monitors significant issues impacting our culture and reputation, as well as our handling of ESG matters.
Human Capital Management
We work to create a culture that is welcoming and nurturing to all, and a workplace where our employees and talent feel supported, heard and understood, and have the opportunity to thrive. Our human capital management strategy is intended to address the areas described below, and additional information can be found in our ESG Report.
As of December 31, 2022, we employed approximately 24,500 full- and part-time employees in 37 countries worldwide and had approximately 5,800 project-based staff on our payroll. We also use temporary employees in the ordinary course of business.
A Culture of Diversity, Equity and Inclusion
We continue to cultivate a culture that reflects to our core values and is rooted in our dynamic and proactive approach to DEI through a range of partnerships, collaborations, programs and initiatives.
•Senior leaders from across the Company serve on a cross-functional council focused on inclusion, and many of our brands and functional teams maintain internal inclusivity councils to address DEI activities and challenges, including workforce pipeline development, external DEI-focused partnerships, and sponsorship and mentoring initiatives targeting underrepresented groups.
•We partner with diversity-focused institutions and professional associations both domestically and internationally that are committed to supporting, and post positions to diversity-centric job boards with organizations that support, women, BIPOC and LGBTQ+ individuals, military personnel and veterans and/or persons with disabilities to help attract, engage and retain diverse talent at all levels.
•We introduced a dedicated talent sourcing team focused on building diverse talent pipelines. We sponsor internal and external professional development programs and campus-to-career initiatives aimed at underrepresented groups.

•We also host an annual Global Inclusion Week, a companywide initiative featuring curated sessions designed to spark thoughtful dialogue on diversity, inclusion and belonging.
•We sponsor employee resource groups with chapters in locations worldwide.
•Our Chief Executive Officer is a signatory of the CEO Action for Diversity & Inclusion pledge and we are a founding signatory for the Management Leadership for Tomorrow’s Black Equity at Work Certification Program.
Preventing Harassment and Discrimination
We remain committed to building a work environment free of harassment and discrimination and have taken significant actions as part of this commitment.
•Our Global Business Conduct Statement guides our approach to preventing harassment, discrimination, and any other behavior that creates a hostile workplace. It provides employees with clear examples of harassment and discrimination and guidance on how to create a safe and inclusive environment for all employees. We make annual trainings on sexual harassment, discrimination, and retaliation prevention available to all employees, as well as unconscious bias training and inclusive recruitment training for hiring managers.
•We require that employees report any incidents of harassment and discrimination and provide multiple reporting options, including an anonymous third-party-managed complaint and reporting hotline.
•Our centralized Employee Relations team oversees all investigations of complaints of discrimination, harassment and retaliation in all areas of the organization, including our own productions.
•We monitor employee diversity data trends by gender, ethnicity, and level, as well as self-reported metrics such as sexual orientation and disability inclusion, including to track the promotion rates of women and ethnically diverse employees and identify and address any patterns that might suggest discrimination or unconscious bias.
Employee Attraction, Retention and Training
We strive to create a high-performance culture, including investing in building outstanding managers and teams, strengthening employee development, and helping every team member live up to that team member’s full potential. Our training, mentoring and career mobility programs embody our culture of DEI as we recruit, retain and engage our employees.
•We offer a diverse and flexible range of learning opportunities for our employees, including expanded skill-building offerings, weekly courses for managers, multi-month leadership cohort experiences and customized team workshops.
•We provide tuition support programs for employees pursuing education and encourage employees to learn, develop and collaborate through mentoring programs.
•We offer comprehensive compensation and benefits, including health, life and disability insurance; matching retirement contributions; flexible paid time off; paid volunteer time; financial planning assistance; multiple wellness programs; bicycle commuter reimbursement; and parental, caregiving, bereavement and military leave benefits. In addition, we support families with a range of resources, including enhanced fertility, adoption and surrogacy benefits, along with childcare and eldercare resources, and flexible work hours.
•In 2022, we launched our second global employee engagement survey to assess our efforts around employee engagement, inclusion and well-being. Senior leaders reviewed the survey results and instituted action plans to address feedback and opportunity areas.

Health, Safety and Security
The physical and mental well-being of our workers, including across our productions worldwide, remains a top priority. We strive to take a proactive and targeted approach to identifying and mitigating health, safety and security risks.
•Our cross-functional return-to-office task force created and executed a hybrid work plan focused on collaboration and flexibility. We also established new health offerings for certain locations to facilitate the transition, including the return of our Wellness Studio, offering exercise and training options.
•Production team members are required to attend daily safety meetings that serve as an overview of potential on-set safety hazards that day. We also require job- and event-specific safety training for employees where relevant.
•We strive to track and report safety, health and security incident data across the Company, implementing process changes and training as relevant.
•Our global security command center oversees security and emergency response efforts and undertakes risk scans to identify potential safety threats.
•We offer confidential mental health resources to support our employees and their families year-round and accessible mental health care and meditation programs to facilitate employee self-care.
Social Impact and Corporate Social Responsibility
We use our content and platforms to represent, explore and champion issues that align with our values and impact our viewers, including by exploring and raising awareness of issues such as social justice, climate change, mental health, and civic engagement. We drive our social impact through our content and with our partners in communities globally. Our commitment to social impact is not only exemplified by the content we produce, but also our community service projects, philanthropy and employee engagement efforts.
Content for Change
Content for Change, first launched by BET and then rolled out across the Company, is an initiative to use the power of storytelling to transform how we see ourselves and one another, and to counteract bias, stereotypes and hate in our society. The initiative is grounded in data-driven research in partnership with the University of Southern California’s Annenberg Inclusion Initiative and centered across three pillars — the content we produce, the creative supply chain that powers it and our culture.
SpongeBob SquarePants: Operation Sea Change
In 2022, we launched SpongeBob SquarePants: Operation Sea Change, a multi-year global ocean conservation and sustainability initiative. Through partnerships with several non-profit organizations, Operation Sea Change aims to help remove and divert ocean plastic by funding global clean-up work, promoting sustainable products, and educating fans on how they can help protect the ocean.
Regulation
Our businesses and the intellectual property they create or acquire are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, as well as laws and regulations of countries other than the U.S. and pan-national bodies such as the European Union (“E.U.”). The laws and regulations affecting our businesses are constantly subject to change, as are the protections that those laws and regulations afford us. The discussion below describes certain, but not all, laws and regulations affecting our businesses.

FCC and Similar Regulation
The FCC regulates broadcast television, some aspects of cable network programming, and certain programming delivered by internet protocol in the U.S., pursuant to U.S. federal law, including the Communications Act. Violation of FCC regulations can result in substantial monetary fines, the imposition of reporting obligations, limited renewals of broadcast station licenses and, in egregious cases, denial of license renewal or revocation of a license.
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
Broadcast Ownership Regulation
The Communications Act and FCC rules impose limits on local and national broadcast television station ownership in the U.S. The broadcast ownership rules discussed below are the most relevant to our U.S. operations.
Local Television Ownership
The FCC’s local television ownership rule generally prohibits common ownership of two full-power stations in a market unless at least one of the stations is not a top-four ranked station in the market based on audience share at the time of acquisition of the second station. However, the FCC may permit such common ownership if it finds such ownership would serve the public interest, convenience and necessity.
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
Foreign Ownership
The Communications Act generally restricts foreign individuals or entities from collectively owning more than 25% of our voting power or equity. FCC approval is required to exceed the 25% threshold. The FCC has approved foreign ownership levels of up to 100% in certain instances, following its review and approval of specific, named foreign individuals.

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
Program Regulation
The FCC also regulates the content of broadcast, cable network, and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6:00 a.m. and 10:00 p.m. The FCC’s maximum forfeiture penalty per station for broadcasting indecent or profane programming is $479,945 per indecent or profane utterance or image, with a maximum forfeiture exposure of approximately $4.3 million for any continuing violation arising from a single act or failure to act. The FCC also monitors compliance with requirements that apply to broadcasters and cable networks relating to political advertising, identification of program sponsors, and the use and integrity of the Emergency Alert System. In addition, FCC regulations require the closed captioning of almost all broadcast and cable programming, as well as certain programming in the U.S. delivered by internet protocol. Broadcast television stations in certain markets that are affiliated with one of the four major U.S. broadcast networks must also provide a certain amount of programming every quarter that includes audio-narrated description of a program’s key visual elements that make the program accessible to blind and low-vision viewers.
Children’s Programming
Our business is subject to various regulations in the U.S. and abroad applicable to children’s programming. U.S. federal law and FCC rules limit the amount and content of commercial matter that may be shown on broadcast television stations and cable networks during programming designed for children 12 years of age and younger, and the FCC also limits the display of certain commercial website addresses during children’s programming. Moreover, each of our broadcast television stations in the U.S. is required to air, in general, three hours per week of programming specifically designed to meet the educational and informational programming needs of children 16 years of age and younger. In addition, some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. For example, restrictions on the television advertising of foods high in fat, salt and sugar (“HFSS”) to children aged 15 and under have been in place in the U.K. since 2007. The U.K. government has announced its intention to impose a ban, effective in October 2025, on all HFSS advertising before 9:00 p.m. on television and a total ban online. Various laws with similar objectives have also been enacted in a number of jurisdictions, and pressure for their introduction elsewhere continues to be felt globally.
Broadcast Transmission Standard
FCC rules permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0.” Full-service television stations using the standard are subject to certain requirements, including the obligation to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality and improved mobile broadcast viewing. A television station converting to ATSC 3.0 operation will incur significant costs in equipment purchases and upgrades. In addition, consumers may be required to obtain new television sets or other equipment that are capable of receiving ATSC 3.0 broadcasts. We are participating in ATSC 3.0 partnerships with other broadcasters and may enter into additional partnerships in the future.

International Free-to-Air Regulations
Our international free-to-air networks are subject to the rules and regulations of a number of foreign regulators, including the Australian Communications and Media Authority (ACMA) in Australia; the Office of Communications (Ofcom) in the U.K.; Ente Nacional de Comunicaciones (ENACOM) in Argentina; and the Consejo Nacional de Televisión (CNTV) in Chile.
Global Data Protection Laws and Children’s Privacy Laws
We are subject to a number of data protection and privacy laws in many of the jurisdictions in which operate, including laws in a number of different U.S. states and the European Union. These laws impact, or may impact, the way we collect, process and transfer personal data. We are also subject to laws and regulations in many jurisdictions that are specifically intended to protect the interests of children, including the privacy of minors online. See “Item 1A. Risk Factors — Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection — We are subject to complex, often inconsistent and potentially costly laws, rules, regulations, industry standards and contractual obligations relating to privacy and personal data protection.”
Intellectual Property
We are fundamentally a content company, and the trademark, copyright, patent and other intellectual property laws that protect our brands and content are extremely important to us. It is our practice to protect our brands, content and related intellectual property. Notwithstanding these efforts and the many legal protections that exist to combat piracy, the infringement of our intellectual property rights presents a significant challenge to our industry. See “Item 1A. Risk Factors — Risks Relating to Intellectual Property — Infringement of our content reduces revenue received from the distribution of our programming, films, books, interactive games and other entertainment content.”
Our Executive Officers
Our executive officers as of the date hereof are as follows:

Name	Age	Position
Robert M. Bakish	59	President and Chief Executive Officer, Director
Naveen Chopra	49	Executive Vice President, Chief Financial Officer
Christa A. D’Alimonte	54	Executive Vice President, General Counsel and Secretary
Doretha (DeDe) Lea	58	Executive Vice President, Global Public Policy and Government Relations
Julia Phelps	45	Executive Vice President, Chief Communications and Corporate Marketing Officer
Nancy Phillips	55	Executive Vice President, Chief People Officer
Robert M. Bakish has been our President and Chief Executive Officer and a member of our Board since December 2019. Mr. Bakish served as President and Chief Executive Officer and a member of the board of Viacom from December 2016 to December 2019, having served as Acting President and Chief Executive Officer beginning earlier in 2016. Mr. Bakish joined Viacom’s predecessor in 1997 and held positions throughout the organization, including as President and Chief Executive Officer of Viacom International Media Networks and its predecessor company, MTV Networks International, from 2007 to 2016; Executive Vice President, Operations and Viacom Enterprises; Executive Vice President and Chief Operating Officer, MTV Networks Advertising Sales; and Senior Vice President, Planning, Development and Technology. Before joining Viacom’s predecessor, Mr. Bakish was a partner with Booz Allen Hamilton in its Media and Entertainment practice. Mr. Bakish has served as a director of Avid Technology, Inc. since 2009.

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
Doretha (DeDe) Lea has been our Executive Vice President, Global Public Policy and Government Relations since December 2019. Prior to that, she served as Executive Vice President, Global Government Affairs of Viacom beginning in 2013, having previously served as Executive Vice President, Government Relations of Viacom’s predecessor beginning in 2005. Prior to that, Ms. Lea served in various government relations positions at Viacom’s predecessor beginning in 1997, with the exception of 2004 to 2005, when she served as Vice President of Government Affairs at Belo Corp. Prior to joining Viacom’s predecessor, she was Senior Vice President of Government Relations at the National Association of Broadcasters.
Julia Phelps has been our Executive Vice President, Chief Communications and Corporate Marketing Officer since December 2019. Prior to that, she served as Executive Vice President, Communications, Culture and Marketing of Viacom beginning in 2017, having previously served as Senior Vice President, Communications and Culture of Viacom beginning earlier in 2017. Prior to that, she served as Executive Vice President of Communications for Viacom International Media Networks beginning in 2012, after having served as Vice President of Corporate Communications for Viacom. Ms. Phelps joined Viacom’s predecessor in 2005 from DeVries Public Relations.
Nancy Phillips has been our Executive Vice President, Chief People Officer since December 2019. Prior to joining the Company, she served as Executive Vice President and Chief Human Resources Officer of Nielsen Holdings PLC beginning in 2017, having served as Executive Vice President and Chief Human Resources Officer of Broadcom Corporation from 2014 to 2016. From 2010 to 2014, Ms. Phillips was Senior Vice President, Human Resources for the Imaging and Printing Group at Hewlett-Packard Company, and previously served as Senior Vice President, Human Resources, Enterprise Services. From 2008 to 2010, Ms. Phillips served as Executive Vice President and Chief Human Resources Officer at Fifth Third Bancorp. Prior to that, Ms. Phillips spent 11 years at General Electric Company, holding various human resources positions. Ms. Phillips practiced law from 1993 to 1997.
Available Information
We file annual, quarterly and current reports, proxy and information statements and other information with the SEC. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to the Securities Exchange Act of 1934, as amended, will be available free of charge on our website at paramount.com (under Investors) as soon as reasonably practicable after the reports are filed with the SEC. These documents are also available on the SEC’s website at sec.gov.
We announce material financial information through SEC filings, press releases, public conference calls and webcasts on our website at paramount.com (under Investors). We may use any of these channels as well as social media and blogs to communicate with investors about our Company. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels and blogs listed on our investor relations website.

Item 1A.	Risk Factors.
A wide range of risks may affect our business, financial condition or results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable factors that could have adverse effects on our business, financial condition or results of operations.
Risks Relating to Our Business and Industry
If our streaming business is unsuccessful, our business, financial condition or results of operations could be adversely affected
Streaming is intensely competitive and cash intensive and there can be no assurance our streaming business will be profitable or otherwise successful. Our ability to continue to attract, engage and retain streaming subscribers and active users (together, “users”), as well as generate the corresponding subscription and advertising revenues, depends on a number of factors, including our ability to consistently provide appealing and differentiated content that resonates globally, effectively market our content and services, and provide a quality experience for selecting and viewing that content. Our success will require significant investments to produce original content and acquire the rights to third-party content, including sports, as well as the establishment and maintenance of key content and distribution partnerships. If we are unable to manage costs or maintain such partnerships, we may fail to meet our profitability goals.
We must continually add new users, including through expansion into new markets and converting promotional subscribers, while also meaningfully engaging existing users with new and exciting content to manage “churn” and maximize our advertising and subscription revenues. If we are unable to successfully compete with competitors in attracting, engaging and retaining users, as well as creative talent, our business, financial condition or results of operations could be adversely affected. If consumers do not consider our streaming services to be of value compared to competing services, including because we fail to introduce compelling new content and features, do not maintain competitive pricing, terminate or modify promotional or trial period offerings, or change the mix of content in a manner that is unfavorably received, or because they experience technical issues or do not think that they use our streaming services sufficiently, we may not be able to attract, engage and retain users, and our business, financial condition or results of operations could be adversely affected.
Our advertising revenues have been and may continue to be adversely impacted by changes in consumer viewership, advertising market conditions and deficiencies in audience measurement
We derive substantial revenues from the sale of advertising, and a decline in advertising revenues could have a significant adverse effect on our business, financial condition or results of operations.
The evolution of consumer preferences toward streaming and other digital services and the increasing number of entertainment choices has intensified audience fragmentation and reduced content viewership through traditional linear distribution models, which has caused and may continue to cause ratings and viewer declines for our television networks. This evolution has also given rise to new ways of purchasing advertising, as well as a general shift in total advertising expenditures toward streaming and digital, some of which may not be as beneficial to us as traditional advertising methods. In addition, a number of other streaming services have introduced advertising-supported tiers, which creates competition for advertising expenditures for our own advertising-supported streaming services. There can be no assurance that we can successfully navigate the evolving streaming and digital advertising market or that the advertising revenues we generate in that market will replace the declines in advertising revenues generated from our traditional linear business.
The strength of the advertising market can fluctuate, reflecting factors that include general macroeconomic conditions as well as the economic prospects and spending priorities of specific advertisers or industries. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could also lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services, uninterrupted news coverage and economic uncertainty. Our ability to generate advertising revenue is also dependent on demand for our content, the consumers in our targeted demographics, advertising rates and results observed by advertisers.
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
Advertising sales are also largely dependent on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect viewership levels. Nielsen’s statistical sampling method is the primary measurement technique used in our television advertising sales; however, it does not fully measure viewership across streaming and digital. We measure and monetize across our streaming services using census-based advertising-server data establishing the number of impressions served, combined with third-party data providing demographic composition estimates. Multiplatform campaign verification remains in its infancy and is still not measured by any one consistently applied method. While we expect innovation and standards around multiplatform measurement to benefit us as the advertising market continues to evolve, we are nevertheless partially dependent on third parties to deliver those solutions. Our ability to target and measure audiences is also limited by an increasing number of global laws and regulations.
We operate in highly competitive industries
We face substantial and increasing competition to attract creative talent, produce and acquire the rights to high-quality content, and for distribution on a variety of third-party platforms. Competition for talent, content, audiences, subscribers, service providers, production infrastructure, advertising and distribution is intense and comes from other television networks and stations, streaming services (including those that provide pirated content), social media, film studios and independent film producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from “second screen” applications. We also compete with additional entrants into the market for the production of original content.
These competitive pressures have increased, and may continue to increase. Accordingly, the prices we pay for talent and intellectual property rights have resulted in, and may continue to result in, significant cost increases. We invest significant resources to produce, market and distribute original content. We also acquire content and ancillary rights and pay related rights fees, license fees, royalties and/or contingent compensation. We license various music rights from major record companies, music publishers and performing rights organizations. If these competitive pressures continue to increase, we may not be able to produce or acquire content in a cost-effective manner. We may be outbid by our competitors for the rights to new, popular content or in connection with the renewals of popular rights we currently hold. Accordingly, there can be no assurance we will realize anticipated returns on our investments.
Consolidation among our competitors and other market participants has increased, and may continue to increase, also resulting in increased competitive pressures. Our competitors include companies with interests in multiple media businesses that are often vertically integrated, as well as companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Such competitors could also have preferential access to important technologies, such as artificial intelligence, customer data or other competitive information. Our competitors may also enter into business combinations or alliances that strengthen their competitive positions.
This competition could result in a decrease in users, lower ratings and advertising revenues, lower affiliate and other revenues, and increased content costs and promotional and other expenses, negatively affecting our ability to generate revenues and profitability. There can be no assurance that we will be able to compete successfully in the future against existing or new competitors, or that competition in the marketplace will not have an adverse effect on our business, financial condition or results of operations.

Our success depends on our ability to maintain attractive brands and to offer popular content
Our ability to maintain attractive brands and to create, distribute and/or license popular content are key to our success and ability to generate revenues. The revenues we generate primarily depend on our ability to consistently anticipate and satisfy consumer tastes and expectations, both in the U.S. and internationally. Consumer tastes and behavior change frequently, and it is a challenge to anticipate what will be successful at any point in time. The popularity of our original content and the content we acquire from third parties is affected by our ability to develop and maintain strong reputation and brand awareness; our ability to target key audiences; the quality and attractiveness of competing content; and the availability and popularity of alternative forms of entertainment and leisure activities. A shortfall in the expected popularity of content we distribute, including sports for which we have acquired rights, could have a significant adverse effect on our business, financial condition or results of operations.
Changes in consumer behavior, as well as evolving technologies and distribution models, may negatively affect our business, financial condition or results of operations
Our success depends on our ability to anticipate and adapt to shifting content consumption patterns. The ways in which viewers consume content, and technology and business models in our industry, continue to evolve, and new distribution platforms, as well as increased competition from new entrants and emerging technologies, have added to the complexity of maintaining predictable revenues. Technological advancements have empowered consumers to seek more control over how they consume content and have affected the options available to advertisers for reaching target audiences. This trend has impacted certain traditional distribution models, as demonstrated by industrywide declines in broadcast and cable ratings, declines in cable subscribers, the development of alternative distribution platforms for broadcast and cable programming and reduced theatergoing. Declines in linear viewership are expected to continue and possibly accelerate, which could adversely affect our advertising and affiliate revenues. To respond to these developments, we regularly adopt or develop new technologies and consider, and from time to time implement, changes to our business models and strategies to remain competitive, such as our increased investment in streaming. There can be no assurance that we will successfully anticipate or respond to these developments, that we will not experience disruption, even as we respond to such developments, or that the new technologies or business models we develop will be as successful or as profitable as historic or existing ones.
The loss of affiliation and distribution agreements, renewal of these agreements on less favorable terms or adverse interpretations thereof could have a significant adverse effect on our business, financial condition or results of operations
A significant portion of our revenues are attributable to agreements with a limited number of distributors. These agreements generally have fixed terms that vary by market and distributor, and there can be no assurance that they will be renewed in the future, or renewed on favorable terms, including those related to pricing and programming tiers. The loss of existing packaging, positioning, pricing or other marketing opportunities and the loss of carriage or the failure to renew our agreements with any distributor, or renew them on favorable terms, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both affiliate fees and advertising. The CBS Network provides affiliated television stations regularly scheduled programming in return for the insertion of network commercials during that programming and the payment of reverse compensation. The loss of such station affiliation agreements could adversely affect our results of operations by reducing the reach of our programming and therefore our attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect our results of operations.
Consolidation among and vertical integration of distributors in the cable or broadcast network business has provided more leverage to these distributors and could adversely affect our ability to maintain or obtain distribution for our network programming or distribution and/or marketing of our subscription services on favorable or commercially reasonable terms, or at all. Also, consolidation among television station group owners could increase their negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer consumption patterns and new distribution models, could adversely affect the terms of our renewals with MVPDs. In addition, MVPDs continue to develop alternative offerings for consumers. To the extent these offerings do not include our content and become widely accepted in lieu of traditional offerings, we could experience a decline in affiliate revenues.
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
Damage to our reputation or brands may negatively impact us across businesses and regions
Our reputation and globally recognized brands are critical to our success. Our reputation depends on a number of factors, including the quality of our offerings, the level of trust we maintain with our customers and our ability to successfully innovate. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our others and, because some of our brands are recognized around the world, brand damage may not be locally contained. Significant negative claims or publicity regarding Paramount or its operations, content, products, management, employees, practices, business partners, business decisions, social responsibility and culture, including individuals associated with the content we create and/or license, as well as our inability to adequately prepare for or respond to such negative claims or publicity, may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could impact our sales, number of viewers and users, business opportunities, profitability, retention, recruiting and the trading price of our securities.
Our ongoing investments in new businesses, products, services, technologies and other strategic activities present many risks, and we may not realize intended financial and strategic goals
We have invested in, and may continue to invest in, new businesses, products, services, technologies and other strategic initiatives, including through acquisitions, strategic partnerships and investments, restructurings and transformation initiatives. These investments may involve significant risks and uncertainties, including: difficulty integrating acquired businesses; failure to realize anticipated benefits; unanticipated problems, expenses and liabilities; potential disruption to our business and operations; diversion of management’s attention; difficulty managing expanded operations; the loss or inability to retain key employees and creative talent; unanticipated challenges to or loss of our relationship with new or existing customers, viewers, advertisers, suppliers, distributors, licensors; insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with new investments; and failure to successfully develop an acquired business or technology. Many of these factors are outside of our control, and because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, there can be no assurance that such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.
We could suffer losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming
Certain future events and circumstances, including deterioration of market conditions, higher cost of capital, a decline in advertising markets, a decrease in audience acceptance of our content, a shift by advertisers to competing advertising platforms and/or changes in consumer behavior could result in a downward revision in the estimated fair value of a reporting unit, intangible assets, including FCC licenses, and/or programming assets, which could result in a noncash impairment charge. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on our reported net earnings.
Environmental, social and governance (ESG) matters may impact our business
We are committed to advancing and strengthening our approach to addressing ESG-related matters and we have announced a number of ESG initiatives and goals, but such initiatives, and our response to new ESG-related laws and regulations, will require additional investments, as well as the attention of our management team in connection with implementation and oversight of new practices and reporting processes, which will impose additional compliance risk. Our ability to implement these new initiatives and requirements and achieve the targets we may be expected to reach will be dependent on a number of factors, and there can be no assurance that we will achieve our goals or that our initiatives will achieve their intended outcomes. In addition, consumers’ perceptions of our initiatives, the goals that we set and our efforts to achieve them may present risks to our reputation and brands. If we are unable to meet the ESG goals we set or if our goals are not aligned with expectations of our stakeholders, we may lose employees and creative talent, and have difficulty recruiting or attracting new employees, talent, partners or investors, all of which could have an adverse effect on our business, operating results and financial condition.
Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection
Disruptions or failures of, or cybersecurity attacks on, our or our service providers’ networks, information systems and other technologies could result in the disclosure of confidential or valuable business or personal information, disruption of our businesses, damage to our brands and reputation, and legal exposure and financial losses; and our business continuity plans may prove inadequate to address any such disruption, failure or attack
Cloud services, networks, software, information systems and other technologies we use or that are used by our third-party service providers and our product suppliers (“Providers”), including technology systems used by us and our Providers in connection with the production and distribution of our content (including content delivery networks to stream programming, films and other content in high volume to viewers and users of our online, mobile and app offerings over the internet) and that otherwise perform important functions (“Systems”), are critical to our business activities. Shutdowns, disruptions and attacks on our or our Providers’ Systems pose increasing risks to our business and may be caused by third-party hacking; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial-of-service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks could have an adverse impact on us, our business partners, advertisers and other Providers, employees, viewers and users of our content, including degradation or disruption of service, loss of data and damage to equipment and data. Steps we or our Providers take to enhance, improve or upgrade Systems may not be sufficient to avoid shutdowns, disruptions and attacks. Significant events could result in a disruption of our operations and reduction of our revenues, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. In addition, our recovery and business continuity plans may prove inadequate to address any such disruption, failure or cybersecurity attack.
We are subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or programming content maintained in our or our Providers’ Systems, including proprietary and personal information (of third parties, employees and users of our online, mobile and app offerings), business information, including intellectual property, or other confidential information. Outside parties may attempt to penetrate our or our Providers’ Systems, or fraudulently induce employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information, in order to gain access to our own proprietary data or the data of our subscribers’ or users’, our programming or our intellectual property. The number and sophistication of attempted and successful phishing, information security breaches or disruptive ransomware or denial-of-service attacks have increased significantly in recent years, and because of our prominence, we and/or Providers we use may be a particularly attractive target for such attacks. Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, networks and Systems change frequently, we may be unable to anticipate these techniques, implement adequate security measures or remediate flaws or detect intrusion on a timely or effective basis. Despite our efforts, the possibility of these adverse events occurring cannot be eliminated.
If a material breach of our Systems or those of our Providers occurs, the perception of the effectiveness of our security measures could be harmed, we could lose subscribers, viewers, revenues, advertisers and other business partners, and users of our online, mobile and app offerings; our reputation, brands and credibility could be damaged; and we could be required to expend significant amounts of money and other resources to repair, replace or recover such Systems. We could also be subject to actions by regulatory authorities and claims asserted in private litigation. The costs relating to any data breach could be material, and we may not have adequate insurance coverage to compensate us for any losses associated with such events.
We are subject to complex, often inconsistent and potentially costly laws, rules, regulations, industry standards and contractual obligations relating to privacy and personal data protection
We are subject to laws, rules, regulations, industry standards and contractual obligations in the U.S. and in other countries relating to privacy and the collection, use, transfer, storage and security of personal data. In the E.U., for example, the General Data Protection Regulation (“GDPR”) mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring extensive compliance resources and efforts on our part. Further, a number of other regions where we do business have enacted or are considering new data protection regulations that may impact our business activities. In the U.S., the California Consumer Privacy Act (“CCPA”) mandates a host of new obligations for businesses regarding how they handle the personal information of California residents. There are also several new state laws in the U.S. that will go into effect in 2023, including the new California Privacy Right Act that will amend the CCPA in early 2023, as well as comprehensive privacy laws in Colorado, Connecticut, Utah and Virginia, all of which will expand the consumer rights provided under the CCPA to other states and create even more onerous obligations, including a requirement to implement mechanisms to allow consumers to opt out of personal data sharing with third parties in the context of digital advertising. In addition, beginning in 2023, California will also offer equivalent privacy rights in the employment and business-to-business context, similar to what already exists under GDPR in the E.U. We are also subject to laws and regulations intended specifically to protect the interests of children and the online safety and privacy of minors, including the Children’s Online Privacy Protection Act (COPPA) in the U.S., the GDPR in the E.U., and codes of conduct and rules relating to the design of digital products and services likely to be accessed by children including the U.K.’s Age Appropriate Design Code and the California Age Appropriate Design Code Act, which goes into effect in 2024. As a result, we have been required to limit some functionality on digital properties and may be limited relative to our abilities to leverage new media with respect to children’s programming or services. Such regulations also restrict the types of advertising we are able to sell on these digital properties and how we perform measurement for advertising purposes and impose strict liability on us for certain of our actions, as well as certain actions of our advertisers and other third parties, which could affect advertising demand and pricing. Compliance with privacy and data protection rules, regulations, industry standards and contractual obligations, which may be inconsistent with one another, and noncompliance could result in regulatory investigations and enforcement, significant monetary fines, breaches of contractual obligations and private litigation. Any actual or perceived noncompliance could also lead to harm to our reputation and market position. See “Business — Regulation — Global Data Protection Laws and Children’s Privacy Laws.”
Risks Relating to Intellectual Property
Infringement of our content reduces revenue received from the distribution of our programming, films, books, interactive games and other entertainment content
Our success depends in part on our ability to maintain and monetize our intellectual property rights. We are fundamentally a content company and infringement of our content — specifically, the infringement of our films, television programming, digital content, books, interactive games and other intellectual property rights — adversely affects the value of our content. Copyright infringement is particularly prevalent in many parts of the world that lack effective laws and technical protection measures similar to those existing in the U.S. and Europe or lack effective enforcement of such measures, or both. Such foreign copyright infringement can also create a supply of pirated content for major markets. The interpretation of copyright, trademark and other intellectual property laws as applied to our content, and our infringement-detection and enforcement efforts, remain in flux, and some methods of enforcement have encountered political or commercial opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect and monetize our intellectual property and thus negatively affect its value.
Copyright infringement is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to disguise their identities online. We and our production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. Internet-connected televisions, set-top boxes and mobile devices are ubiquitous, and many can support illegal retransmission platforms, illicit video-on-demand or streaming services and pre-loaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming unlicensed film and television content. Unauthorized access to our content could result in the premature release of films, television programs or other content as well as a reduction in demand for authorized content, which would likely have significant adverse effects on the value of the affected content and our ability to monetize it.
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
Risks Relating to Macroeconomic and Political Conditions
Economic and political conditions in a variety of markets around the world could have an adverse effect on our business, financial condition or results of operations
Our businesses operate and have audiences, customers and partners worldwide, and we are focused on expanding our international operations in key markets, some of which are emerging markets. Accordingly, the economic conditions in many different markets around the world affect a number of aspects of our businesses. The global financial markets have experienced significant recent volatility, marked by declining economic growth, diminished liquidity and availability of credit, declines in consumer confidence, significant concerns for increasing and persistently high inflation and uncertainty about economic stability. The global financial markets have also been adversely affected by current geopolitical events, including Russia’s invasion of Ukraine. The sanctions imposed against Russia in response to the invasion may also adversely impact the financial markets and the global economy. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Volatility and weakness in the capital markets, the tightening of credit markets or a decrease in our debt ratings could adversely affect our ability to obtain cost-effective financing. Increasing inflation in the U.S. raises our costs for labor and services and other costs required to operate our business.
Economic conditions in each market (such as current high inflation or global supply chain issues) can also impact our audience’s discretionary spending and therefore their willingness to access our content, as well as the businesses of our partners who purchase advertising on our networks, causing them to reduce their spending on advertising. We may also be subject to longer payment cycles. In addition, as we have expanded our international operations, our exposure to foreign currency fluctuations against the U.S. dollar has increased, and there is no assurance that downward trending currencies will rebound or that stable currencies will remain stable in any period. We may also be impacted by broader supply chain delays, such as those currently impacting global distribution.
Our businesses are also exposed to certain political risks inherent in conducting a global business, including retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with trade negotiations; issues related to the presence of corruption in certain markets and enforcement of anticorruption laws and regulations; increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets; escalating trade, immigration and nuclear disputes; wars, acts of terrorism or other hostilities (such as the conflict between Russia and Ukraine); and other political, economic or other uncertainties.
These political and economic risks could create instability in any of the markets where our businesses derive revenues, which could result in a reduction of revenue or loss of investment that adversely affects our businesses, financial condition or results of operations.
COVID-19 and other pandemics could have a material adverse effect on our business, financial condition and results of operations
The COVID-19 pandemic continues to negatively impact the global macroeconomic environment. COVID-19 and the governmental measures to control its spread such as restrictions on travel and business operations, temporary closures of businesses, social distancing measures, restrictions on large gatherings of people and quarantine and shelter-in-place orders have contributed to a difficult macroeconomic environment, including a decline in consumer confidence, global supply chain issues and inflation, prolonged declines in economic growth, and changes in consumer behavior. Other pandemics or widespread health emergencies may have similar effects.
As a result of COVID-19, our advertising revenues were negatively impacted due to weakness in the advertising market, the cancellation or postponement of sporting events, and the delay of the broadcast television season as a result of production shutdowns. COVID-19 also had a negative effect on our licensing revenues due to production shutdowns, delays in our delivery of content to third parties, and fewer original programs and live events airing on our networks. Our theatrical revenues were negatively impacted by the closure or reduced capacity of movie theaters, and we experienced lower demand for the licensing of our content from advertising-supported licensees.
The magnitude of the continuing impact of COVID-19 and new and emerging variants, which could be material to our business, financial condition and results of operations, will depend on numerous evolving factors that we are not be able to accurately predict or control, including the duration and extent of the pandemic; the extent, duration and impact of governmental measures; consumer behavior in response to the pandemic and such measures; and economic and operating conditions in the aftermath of COVID-19. A resurgence of COVID-19, an increase in infection rates or the effect of new variants could trigger a renewal of government restrictions and other precautionary actions that could again negatively impact our businesses as described above. Due to the evolving and uncertain nature of the COVID-19 pandemic and the risk of new variants, we are not able to estimate the full extent of the impact that COVID-19 will have on our business, financial condition and results of operations, and that impact could also exacerbate the other risks described herein.
Risks Relating to Legal and Regulatory Matters
Failures to comply with or changes in U.S. or foreign laws or regulations may have an adverse effect on our business, financial condition or results of operations
We are subject to a variety of laws and regulations, both in the U.S. and/or in the foreign jurisdictions in which we or our partners operate, including laws and regulations relating to intellectual property, content regulation, privacy, data protection, anticorruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, anticompetitive conduct, export and market access restrictions.
The broadcast and cable industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them. It cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues. We must also comply with extensive FCC limits on the ownership and operation of our television stations and the CBS Television Network, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some television stations.
Our businesses could be adversely affected by new laws and regulations, changes in existing laws, changes in the interpretation or enforcement of existing laws by courts and regulators and the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce our legal rights. We could be required to change or limit certain of our business practices, which could impact our ability to generate revenues. We could also incur substantial costs to comply with new and existing laws and regulations, or face substantial fines and penalties or other liabilities, or be subjected to increased scrutiny from regulators and stakeholders, if we fail to comply with such laws and regulations.
Our liabilities related to discontinued operations and former businesses could adversely impact our financial conditions
We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to our existing business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. We cannot be assured that our accruals for these matters are sufficient to cover these liabilities, individually or in the aggregate, if and/or when they become due. Therefore, there can be no assurances that these liabilities will not have a material adverse effect on our financial condition, operating performance or cash flows.
Risks Relating to Human Capital
The loss of existing or inability to hire new key employees or secure creative talent could adversely affect our business, financial condition or results of operations
Our business depends on the continued efforts, abilities and expertise of our executives and other employees and the creative talent with whom we work. We compete for executives in highly specialized and evolving industries and our ability to attract, retain and engage such individuals may be impacted by our reputation, workplace culture, the training, development, compensation and benefits we provide, our commitment to effectively managing executive succession, and our efforts with respect to DEI and ESG matters. We also employ or contract with entertainment personalities with loyal audiences and produce films and other content with highly regarded directors, producers, writers, actors and other creative talent in highly competitive markets. These individuals are important to attracting viewers and the success of our programs, films and other content, and our ability to attract and retain them may similarly be impacted by our reputation, culture and DEI and ESG efforts. There can be no assurance that these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain or attract new key employees or creative talent, our business, financial condition or results of operations could be adversely affected.
In addition, we and our business partners engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade employees, professional athletes and others who are subject to collective bargaining agreements. Any labor disputes, including lockouts, strikes or work stoppages, may disrupt our operations and cause delays in the production of our programming, which could increase our costs and have an adverse effect on our revenues, cash flows and/or operating income.
Risks Relating to Ownership of our Common Stock
We have experienced, and may continue to experience, volatility in the price of our Common Stock
We have experienced, and may continue to experience, volatility in the price of our Common Stock. Various factors have impacted, and may continue to impact, the price of our Common Stock, including variations in our operating results; changes in our estimates, guidance or business plans; variations between our actual results and expectations of securities analysts, and changes in recommendations by securities analysts; market sentiment about our business, including the viability of our streaming business and views related to its profitability; the activities, operating results or stock price of our competitors or other industry participants in the industries in which we operate; changes in management; the announcement or completion of significant transactions by us or a competitor; events affecting the stock market generally; and the broader macroeconomic and political environment in the U.S. and internationally, as well as other factors and risks described in this section. Some of these factors may adversely impact the price of our Common Stock, regardless of our operating performance.
NAI, through its voting control of the Company, is in a position to control actions that require stockholder approval
NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of the Company. As of December 31, 2022, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, representing approximately 9.8% of our Common Stock. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.
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

Sales of NAI’s shares of our Common Stock, some of which are pledged to lenders, could adversely affect the stock price
Based on information received from NAI, NAI has pledged to its lenders a portion of shares of our Class A Common Stock and our Class B Common Stock owned directly or indirectly by NAI. As of December 31, 2022, the aggregate number of shares pledged by NAI to its lenders represented approximately 4.5% of the total outstanding shares of our Common Stock. If there is a default on NAI’s debt obligations and the lenders foreclose on the pledged shares, the lenders may not effect a transfer, sale or disposition of any pledged shares of our Class A Common Stock unless NAI and its affiliates beneficially own 50% or less of our Class A Common Stock then outstanding or such shares have first been converted into our Class B Common Stock. A sale of the pledged shares could adversely affect our Common Stock share price. In addition, there can be no assurance that at some future time NAI will not sell or pledge additional shares of our Common Stock, which could adversely affect our Common Stock share price.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
Our significant physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S. and around the world. We consider our properties adequate for our present needs.
•Our global headquarters is located at 1515 Broadway, New York, New York, where we lease approximately 1.6 million square feet for executive, administrative and business offices, and studio and production space for the Company and certain of our operating divisions. The lease runs through 2031, with two renewal options based on market rates at the time of renewal for 10 years each.
•We lease approximately 182,000 square feet of office and administrative space at 51 West 52nd Street, New York, New York, under a lease expiring in 2023 for a portion of the premises and 2024 for the remainder.
TV Media
•We own the CBS Broadcast Center complex located on approximately 3.7 acres at 524 West 57th Street, New York, New York, which consists of approximately 860,000 square feet of office, studio and production space.
•We lease approximately 125,000 square feet of office, studio and production space for the operations of KCAL-TV, KCBS-TV and the CBS News Bureau at the Radford Studio Lot in Studio City, California (formerly known as the CBS Studio Center), under a lease expiring in 2031.
•We lease approximately 330,000 square feet of office and production space at 555 West 57th Street, New York, New York, under a lease expiring in 2029.
•We lease approximately 210,000 square feet of office and production space at 1575 North Gower Street, Los Angeles, California, under a lease expiring in 2028.
•We own our Cloud Control Center and Network Operations Center in Hauppauge, New York, containing, in the aggregate, approximately 170,000 square feet of floor space on approximately 22 acres of land.
•We lease in connection with our Showtime Networks business approximately (1) 253,000 square feet of office and production space at 1633 Broadway, New York, New York, under a lease expiring in 2026 and (2)

56,000 square feet of office space at The Lot, 1041 N. Formosa Avenue, West Hollywood, California, under a lease expiring in 2028.
•We own and lease in connection with our Telefe business approximately 375,000 square feet of office, studio, production and other ancillary space, as well as transmission facilities, in Buenos Aires, Argentina, under a leases expiring in 2023 and 2028.
•We lease in connection with our Chilevisión business approximately 187,098 square feet of office, technical, warehouse and other ancillary space at Avenida Pedro Montt 2354, Santiago, Chile, under a lease expiring in 2025.
•We own and lease in connection with our U.K. international markets business approximately 140,000 square feet of office, studio and production space in London, England, under leases expiring in 2028.
•We lease in connection with our Network 10 business approximately 118,000 square feet of office, studio, production and storage space at 1 Saunders Street, Pyrmont, New South Wales, Australia, under a lease expiring in 2033.
Filmed Entertainment
•We own the Paramount Pictures Studio lot situated at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses.
•We lease in connection with our Nickelodeon live-action studio approximately 108,000 square feet of stage and office space at Burbank Studios, 3000 West Alameda Avenue, Burbank, California, under a lease expiring in 2024.
•We lease in connection with our Nickelodeon animation studio approximately 180,000 square feet of studio and office space at 203-231 West Olive Avenue, Burbank, California, under two leases expiring in 2036.

Item 3.	Legal Proceedings.
The information set forth under the caption “Legal Matters” in Note 20 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements” is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.
Not applicable.

Part II

Item 5.	Market for Paramount Global’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities.
Our voting Class A Common Stock and non-voting Class B Common Stock are listed and traded on The Nasdaq Stock Market LLC under the symbols “PARAA” and “PARA,” respectively.

We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2022, 2021, and 2020. During each of the years ended December 31, 2022, 2021 and 2020, we declared total per share dividends of $.96, resulting in total annual dividends of $635 million, $625 million and $601 million, respectively.

During each of the quarters of 2022, we declared a quarterly cash dividend of $1.4375 per share on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”), resulting in total annual dividends of $58 million for the year ended December 31, 2022. For the year ended December 31, 2021, we recorded total annual dividends on our Mandatory Convertible Preferred Stock of $44 million. During each of the third and fourth quarters of 2021, we declared a quarterly cash dividend on our Mandatory Convertible Preferred Stock of $1.4375 per share. During the second quarter of 2021, we declared a quarterly cash dividend on our Mandatory Convertible Preferred Stock of $1.5493 per share, representing a dividend period from March 26, 2021 through July 1, 2021.

We currently expect to continue to pay regular cash dividends.

At December 31, 2022, the remaining authorization on our share repurchase program was $2.36 billion. Since the program was announced in November 2010, our Board of Directors has authorized, and we have announced a total of $17.9 billion for the repurchase of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). During the fourth quarter of 2022, we did not purchase any shares of our common stock.

As of February 13, 2023, there were 1,925 record holders of our Class A Common Stock and 26,747 record holders of our Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media and Entertainment Index”).

The performance graph assumes $100 invested on December 31, 2017 in each of our Class A and Class B Common Stock, the S&P 500, and the S&P 500 Media and Entertainment Index, including reinvestment of dividends, through the calendar year ended December 31, 2022.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2022

$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
2017
2018
2019
2020
2021
2022
Class A Common Stock
Class B Common Stock
S&P 500
S&P 500 Media & Entertainment Index

December 31,	2017	2018	2019	2020	2021	2022
Class A Common Stock	$100	$74	$77	$68	$61	$37
Class B Common Stock	$100	$75	$73	$68	$56	$33
S&P 500	$100	$96	$126	$149	$192	$157
S&P 500 Media & Entertainment Index	$100	$89	$119	$156	$198	$111

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)
Effective February 16, 2022, we changed our name from ViacomCBS Inc. to Paramount Global. Management’s discussion and analysis of the results of operations and financial condition of Paramount Global should be read in conjunction with our consolidated financial statements and related notes. References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for each of the three years ended December 31, 2022, including comparisons of 2022 to 2021 and 2021 to 2020.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for each of the three years ended December 31, 2022 including comparisons of 2022 to 2021 and 2021 to 2020.
•Liquidity and Capital Resources—Discussions of our cash flows, including sources and uses of cash, for each of the three years ended December 31, 2022, and of our outstanding debt, commitments and contingencies as of December 31, 2022.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Overview
Operational Highlights 2022 vs. 2021

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
GAAP:
Revenues	$30,154	$28,586	$1,568	5%
Operating income	$2,342	$6,297	$(3,955)	(63)%
Net earnings from continuing operations attributable to Paramount	$725	$4,381	$(3,656)	(83)%
Diluted EPS from continuing operations attributable to Paramount	$1.03	$6.69	$(5.66)	(85)%

Non-GAAP: (a)
Adjusted OIBDA	$3,276	$4,444	$(1,168)	(26)%
Adjusted net earnings from continuing operations attributable to Paramount	$1,171	$2,292	$(1,121)	(49)%
Adjusted diluted EPS from continuing operations attributable to Paramount	$1.71	$3.48	$(1.77)	(51)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For 2022, revenues increased 5% to $30.15 billion, driven by significant growth in our streaming services, led by Paramount+, and higher theatrical revenues, reflecting the success of our 2022 releases, led by Top Gun: Maverick. These increases were partially offset by lower revenues from our linear networks, including the impact from the rotational nature of the rights to air the Super Bowl, which was broadcast on CBS in 2021 but another network in 2022. The absence of the Super Bowl negatively impacted the total revenue comparison by 2 percentage points. The revenue comparison also includes a 2 percentage point negative impact from foreign exchange rate changes.

Operating income for 2022 decreased 63% to $2.34 billion. This comparison was impacted by higher charges in 2022 for restructuring and other corporate matters, as well as lower gains on dispositions. Adjusted OIBDA, which excludes these items, decreased 26%, driven by our investment in our streaming services, and revenue declines from our linear networks, including from the comparison to the broadcast of the Super Bowl in 2021.

For 2022, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations decreased 83% and 85%, respectively, from 2021, primarily as a result of the decline in operating income. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which exclude the items impacting the comparability of operating income noted above, discrete tax benefits of $80 million in 2022 and $517 million in 2021, and the other items described under Reconciliation of Non-GAAP Measures for 2022, decreased 49% and 51%, respectively, primarily reflecting the lower Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
Results for each of the years presented included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income, earnings from continuing operations before income taxes, provision for income taxes, net earnings from continuing operations attributable to Paramount or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

Year Ended December 31,	2022	2021	2020
Operating income (GAAP)	$2,342	$6,297	$4,139
Depreciation and amortization (a)	405	390	430
Restructuring and other corporate matters (b)	585	100	618
Programming charges (b)	—	—	159
Net gain on dispositions (b)	(56)	(2,343)	(214)
Adjusted OIBDA (Non-GAAP)	$3,276	$4,444	$5,132
(a) 2022 and 2020 include impairment charges for FCC licenses of $27 million and $25 million, respectively, and 2020 includes accelerated depreciation of $12 million for technology that was abandoned in connection with synergy plans related to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”).
(b) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,266	$(227)	$725	$1.03
Items affecting comparability:
Restructuring and other corporate matters (a)	585	(137)	448	.69
Impairment charge (b)	27	(7)	20	.03
Gain on dispositions (c)	(56)	14	(42)	(.06)
Loss from investments (d)	9	(1)	8	.01
Loss on extinguishment of debt	120	(28)	92	.14
Discrete tax items (e)	—	(80)	(80)	(.13)
Adjusted (Non-GAAP)	$1,951	$(466)	$1,171	$1.71
(a) Comprised of charges of $328 million for restructuring, as described under Restructuring and Other Corporate Matters, consisting of severance costs and the impairment of lease assets; $211 million associated with litigation described under Legal Matters—Stockholder Matters; and $46 million recorded following Russia’s invasion of Ukraine in the first quarter of 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their estimated fair values.
(c) Reflects a $41 million gain recognized upon the contribution of certain assets of Paramount+ in Denmark, Finland, Norway and Sweden (the “Nordics”) to SkyShowtime, our streaming joint venture (“SkyShowtime”) as well as gains totaling $15 million from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.
(d) Reflects a loss on the sale of a 37.5% interest in The CW and an impairment of an investment sold in the fourth quarter of 2022.
(e) Primarily reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2021
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$5,206	$(646)	$4,381	$6.69
Items affecting comparability:
Restructuring (a)	100	(25)	75	.11
Net gain on dispositions (b)	(2,343)	592	(1,751)	(2.67)
Gains from investments (c)	(47)	11	(36)	(.05)
Loss on extinguishment of debt	128	(30)	98	.15
Pension settlement charge (d)	10	(2)	8	.01
Discrete tax items (e)	—	(517)	(517)	(.79)
Impairment of equity-method investment, net of tax	—	—	34	.05
Impact of antidilution of Mandatory Convertible Preferred Stock (f)	—	—	—	(.02)
Adjusted (Non-GAAP)	$3,054	$(617)	$2,292	$3.48
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
(f) The weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations was 655 million and in the calculation of adjusted diluted EPS from continuing operations was 646 million. These amounts differ because adjusted diluted EPS excludes the effect of the assumed conversion of our Mandatory Convertible Preferred Stock into shares of common stock since the impact would have been antidilutive. As a result, in the calculation of adjusted diluted EPS, the weighted average number of diluted shares outstanding does not include the assumed issuance of shares upon conversion of preferred stock, and preferred stock dividends recorded during the year ended December 31, 2021 of $44 million are deducted from net earnings from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2020
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$3,147	$(535)	$2,305	$3.73
Items affecting comparability:
Restructuring and other corporate matters (a)	618	(133)	485	.79
Impairment charge (b)	25	(6)	19	.03
Depreciation of abandoned technology (c)	12	(3)	9	.01
Programming charges (d)	159	(39)	120	.20
Gain on dispositions (e)	(214)	31	(183)	(.30)
Net gains from investments (f)	(206)	50	(156)	(.25)
Loss on extinguishment of debt	126	(29)	97	.16
Discrete tax items (g)	—	(110)	(110)	(.18)
Impairment of equity-method investment, net of tax	—	—	9	.01
Adjusted (Non-GAAP)	$3,667	$(774)	$2,595	$4.20
(a) Comprised of charges of $542 million for restructuring, consisting of severance costs, the impairment of lease assets and other exit costs; costs of $56 million incurred in connection with the Merger; and charges of $15 million to write down property and equipment that was classified as held for sale and $5 million for other corporate matters.
(b) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their estimated fair values.
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
Consolidated Results of Operations - 2022 vs. 2021
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2022	Revenues	2021	Revenues	$	%
Advertising	$10,890	36%	$11,412	40%	$(522)	(5)%
Affiliate and subscription	11,551	38	10,442	36	1,109	11
Theatrical	1,223	4	241	1	982	407
Licensing and other	6,490	22	6,491	23	(1)	—
Total Revenues	$30,154	100%	$28,586	100%	$1,568	5%
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks, television stations, and streaming services. For 2022, the 5% decrease in advertising revenues principally reflects the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

but another network in 2022, resulting in a negative impact on the advertising comparison of 4 percentage points. The advertising revenue comparison also includes a negative impact of 2 percentage points from unfavorable foreign exchange rate changes.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs” or “vMVPDs”) for carriage of our cable networks (cable affiliate fees) and our owned television stations (retransmission fees), fees received from television stations for their affiliation with the CBS Television Network (“reverse compensation”), and subscription fees for our streaming services. For 2022, affiliate and subscription revenues increased 11% driven by growth in subscribers for our streaming services of 21.2 million, or 38%, to 77.3 million at December 31, 2022 from 56.1 million at December 31, 2021, led by an increase of 23.1 million for Paramount+ to 55.9 million at December 31, 2022. The increase was partially offset by lower affiliate fees for our linear networks.

Theatrical
Theatrical revenues are principally earned from the worldwide theatrical distribution of films through audience ticket sales. For 2022, theatrical revenues increased $982 million driven by the success of our 2022 releases, led by Top Gun: Maverick, as well as Sonic the Hedgehog 2, Smile and The Lost City. We had fewer theatrical releases in 2021, due to the impacts from COVID-19 on movie theaters and film production. Releases in 2021 included A Quiet Place Part II and PAW Patrol: The Movie.

Licensing and Other
Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced or distributed for third parties; home entertainment revenues, which include the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; and revenues from the rental of production facilities. Licensing and other revenues for 2022 of $6.49 billion remained flat compared with 2021.

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2022	Expenses	2021	Expenses	$	%
Content costs	$15,980	81%	$14,703	83%	$1,277	9%
Distribution and other	3,865	19	3,041	17	824	27
Total Operating Expenses	$19,845	100%	$17,744	100%	$2,101	12%
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For 2022, content costs increased 9% reflecting investment in content for our streaming services and higher costs associated with theatrical releases, partially offset by costs in 2021 from CBS’ broadcast of the Super Bowl.

In January 2023, we announced that we will be fully integrating Showtime into Paramount+ across both streaming and linear platforms later in 2023. In connection with this plan, we have undertaken a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. At the same time, we are rationalizing and right-sizing our international operations to align with our streaming strategy, and closing or globalizing certain of our international channels. We plan to complete this review in the first quarter of 2023 and abandon or remove from our platforms certain content, which will result in charges for the impairment or abandonment of the affected content, which we estimate will be approximately $1.3 billion to $1.5 billion.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including print and advertising for theatrical releases and costs for third-party distribution; compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; and other ancillary and overhead costs associated with our operations.

For 2022, distribution and other expenses increased 27% primarily reflecting higher costs associated with theatrical content as well as the growth of our streaming services, including costs for third-party distribution and to support the international expansion of our streaming services.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Selling, general and administrative expenses	$7,033	$6,398	$635	10%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. The 10% increase in SG&A expenses in 2022 was driven by advertising, marketing and other cost increases to support the growth and expansion of our streaming services.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Depreciation and amortization	$405	$390	$15	4%
Depreciation and amortization expense reflects depreciation of fixed assets, including equipment under finance leases, amortization of finite-lived intangible assets, and impairment of fixed and intangible assets, when applicable. For 2022, amortization expense included an impairment charge of $27 million in the TV Media segment to write down the carrying values of FCC licenses in two markets to their estimated fair values. The impairment charge was the result of a higher discount rate utilized in our annual impairment tests, reflecting the impacts of market volatility and higher interest rates.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring and Other Corporate Matters
During the years ended December 31, 2022 and 2021, we recorded the following costs associated with restructuring and other corporate matters.

Year Ended December 31,	2022	2021
Severance (a)	$260	$65
Lease impairments and other exit costs	68	35
Restructuring charges	328	100
Other corporate matters	257	—
Restructuring and other corporate matters	$585	$100
(a) Severance costs include the accelerated vesting of stock-based compensation.
Since the Merger, we have implemented a series of initiatives designed to integrate and transform our operations, including changes in our management structure, some of which resulted in changes to our operating segments (see Segments). These initiatives led to restructuring actions, and as a result, we recorded restructuring charges of $260 million and $65 million during the years ended December 31, 2022 and 2021, respectively, for severance associated with the elimination of positions and changes in management. In 2022, the actions giving rise to the restructuring charges are primarily associated with our segment realignment, our plan to integrate Showtime into Paramount+ across both streaming and linear platforms, and restructuring of our international operations. In addition, since the Merger we have been consolidating our real estate portfolio to reduce our real estate footprint and create cost synergies. In connection with this consolidation, we identified lease assets that we determined we would not use and instead sublease or terminate early, which resulted in lease impairment charges of $68 million and $35 million for the years ended December 31, 2022 and 2021, respectively.

Additionally, in 2022, we recorded charges for other corporate matters of $257 million, consisting of $211 million associated with litigation described under Legal Matters—Stockholder Matters and $46 million recorded following Russia’s invasion of Ukraine in the first quarter of 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

Net Gain on Dispositions
During 2022, we recorded a gain of $41 million relating to the contribution of certain assets of Paramount+ in the Nordics to SkyShowtime. Also in 2022, we recorded gains on dispositions totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.

During 2021, we completed the sale of 51 West 52nd Street to Harbor Group International, LLC, for $760 million. This transaction resulted in a gain during the fourth quarter of 2021 of $523 million.

Also in 2021, we completed the sale of CBS Studio Center to Hackman Capital Partners, LLC and Square Mile Capital Management, LLC for $1.85 billion. This transaction resulted in a gain during the fourth quarter of 2021 of $1.70 billion.

In addition, during 2021 we recognized a net gain of $117 million, principally relating to the sale of a noncore trademark licensing operation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Interest expense	$931	$986	$(55)	(6)%
Interest income	$108	$53	$55	104%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of December 31, 2022 and 2021:

		Weighted Average		Weighted Average
At December 31,	2022	Interest Rate	2021	Interest Rate
Total long-term debt	$15,781	5.13%	$17,658	4.93%
Other bank borrowings	$55	7.09%	$35	3.50%
Net Gains (Losses) from Investments

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Net gains (losses) from investments	$(9)	$47	$(56)	(119)%
Net gains (losses) from investment for 2022 includes a loss of $4 million on the sale of a 37.5% interest in The CW, which is principally comprised of transaction costs, and a $5 million impairment of an investment that was sold during the fourth quarter of 2022. Net gains (losses) from investments for 2021 primarily includes a gain of $37 million on the sale of an investment and a gain of $9 million from an increase in the fair value of a marketable security that was sold during the third quarter of 2021.

Loss on Extinguishment of Debt
For 2022 and 2021, we recorded losses on extinguishment of debt of $120 million and $128 million, respectively, associated with the early redemption of long-term debt of $2.91 billion in 2022 and $1.99 billion in 2021.

Other Items, Net
The following table presents the components of Other items, net.

Year Ended December 31,	2022	2021
Pension and postretirement benefit costs	$(65)	$(43)
Foreign exchange losses	(58)	(26)
Pension settlement charge (a)	—	(10)
Other	(1)	2
Other items, net	$(124)	$(77)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
Provision for Income Taxes
The provision for income taxes represents federal, state and local, and foreign taxes on earnings from continuing operations before income taxes and equity in loss of investee companies. For 2022, we recorded a provision for income taxes of $227 million, reflecting an effective income tax rate of 17.9%. Included in the provision for

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

income taxes was a net discrete tax benefit of $80 million, primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This net discrete tax benefit, together with a net tax benefit of $159 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, which primarily consist of restructuring and other corporate matters, reduced our effective income tax rate by 6.0 percentage points.

For 2021, we recorded a provision for income taxes of $646 million, reflecting an effective income tax rate of 12.4%. Included in the provision for income taxes was a net discrete tax benefit of $517 million, which includes a benefit of $260 million to remeasure our U.K. net deferred income tax asset as a result of the enactment during the second quarter of 2021 of an increase in the U.K. corporate income tax rate from 19% to 25% beginning April 1, 2023, a benefit of $229 million from the recognition of a capital loss associated with a change in the tax entity classification of a foreign subsidiary, as well as a net tax benefit in connection with the settlement of income tax audits. The net discrete tax benefit of $517 million, together with a net tax provision of $546 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, which principally include net gains on dispositions, reduced our effective income tax rate by 7.8 percentage points.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Equity in loss of investee companies	$(237)	$(140)	$(97)	(69)%
Tax benefit	33	49	(16)	(33)
Equity in loss of investee companies, net of tax	$(204)	$(91)	$(113)	(124)%
For 2022, the increase in equity in loss of investee companies, net of tax was driven by our investment in SkyShowtime.
For 2021, equity in loss of investee companies, net of tax includes an impairment charge of $34 million relating to a television joint venture.

Net Earnings from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations Attributable to Paramount

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Net earnings from continuing operations attributable to Paramount	$725	$4,381	$(3,656)	(83)%
Diluted EPS from continuing operations attributable to Paramount	$1.03	$6.69	$(5.66)	(85)%
For 2022, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations decreased 83% and 85%, respectively, driven by the decrease in operating income, including the comparison to net gains on dispositions totaling $2.34 billion in 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Discontinued Operations
In November 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment, to Penguin Random House LLC (“Penguin Random House”), a wholly owned subsidiary of Bertelsmann SE & Co. KGaA. As a result, we began presenting Simon & Schuster as a discontinued operation in our consolidated financial statements for the fourth quarter of 2020. In November 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block the sale and in October 2022 the Court ruled in favor of the DOJ. In November 2022, we terminated the agreement and in accordance with its terms, subsequently received a $200 million termination fee (see Legal Matters). Simon & Schuster remains a noncore asset as it does not fit strategically within our video-based portfolio. We expect to enter into a new agreement to sell Simon & Schuster in 2023. Assuming that we do so, closing would be subject to closing conditions that would include regulatory approval. Simon & Schuster continues to be presented as a discontinued operation for all periods presented.

The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2022 and 2021.

Year Ended December 31, 2022	Simon & Schuster	Other (a)	Total
Revenues	$1,177	$—	$1,177
Costs and expenses:
Operating	746	(30)	716
Selling, general and administrative	180	—	180
Restructuring charges	3	—	3
Total costs and expenses	929	(30)	899
Operating income	248	30	278
Termination fee, net of advisory fees	190	—	190
Other items, net	(12)	—	(12)
Earnings from discontinued operations	426	30	456
Income tax provision	(70)	(7)	(77)
Net earnings from discontinued operations, net of tax	$356	$23	$379

Year Ended December 31, 2021	Simon & Schuster	Other (a)	Total
Revenues	$993	$—	$993
Costs and expenses:
Operating	618	(16)	602
Selling, general and administrative	158	—	158
Depreciation and amortization	3	—	3
Restructuring charges	1	—	1
Total costs and expenses	780	(16)	764
Operating income	213	16	229
Other items, net	(10)	—	(10)
Earnings from discontinued operations	203	16	219
Income tax provision	(46)	(11)	(57)
Net earnings from discontinued operations, net of tax	$157	$5	$162
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations— 2021 vs. 2020
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2021	Revenues	2020	Revenues	$	%
Advertising	$11,412	40%	$9,751	39%	$1,661	17%
Affiliate and subscription	10,442	36	9,166	36	1,276	14
Theatrical	241	1	180	1	61	34
Licensing and other	6,491	23	6,188	24	303	5
Total Revenues	$28,586	100%	$25,285	100%	$3,301	13%
Advertising
For 2021, the 17% increase in advertising revenues was driven by the benefit in 2021 from CBS’ broadcasts of Super Bowl LV and NCAA Division I Men’s Basketball Championship (the “NCAA Tournament”) games for which there were no comparable broadcasts on CBS in 2020 and higher advertising for Pluto TV and Paramount+. We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis with other networks, including in 2021. Additionally, while we share the games in the preceding rounds of the NCAA Tournament with Turner Broadcasting System, Inc. (“Turner”) each year, COVID-19 caused the cancellation of the NCAA Tournament in 2020. These noncomparable sporting events contributed 8 percentage points of the advertising revenue increase for 2021. The advertising revenue growth also reflected higher pricing and demand compared with 2020, which was negatively impacted by COVID-19. These increases were partially offset by lower linear impressions for our domestic networks and lower political advertising sales, reflecting the benefit to 2020 from the U.S. Presidential election.
Affiliate and Subscription
For 2021, affiliate and subscription revenues increased 14% driven by growth in subscribers for our streaming services of 26.2 million to 56.1 million at December 31, 2021 from 29.9 million at December 31, 2020, led by an increase of 21.1 million for Paramount+ to 32.8 million at December 31, 2021. The increase also reflects higher affiliate fees for our linear networks, driven by rate increases, the launch of our basic cable networks in June 2020 and April 2021 on two vMVPDs, growth in reverse compensation, and higher revenues from pay-per-view boxing events, partially offset by the impact from subscriber declines.

Theatrical
For 2021, the 34% increase in theatrical revenues reflects the benefit from 2021 releases including A Quiet Place Part II and PAW Patrol: The Movie, while 2020 was impacted by the closure or reduced capacity of movie theaters in response to COVID-19, following the release of Sonic the Hedgehog in the first quarter of 2020, and throughout the remainder of the year.

Licensing and Other
For 2021, licensing and other revenues increased 5%, reflecting a higher volume of licensing, including from the timing of program availabilities as a result of production shutdowns in 2020 because of COVID-19, and increased licensing for consumer products. These increases were partially offset by the benefit to 2020 from the licensing of the domestic streaming rights to South Park.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2021	Expense	2020	Expense	$	%
Content costs	$14,703	83%	$11,933	80%	$2,770	23%
Programming charges	—	—	159	1	(159)	n/m
Distribution and other	3,041	17	2,900	19	141	5
Total Operating Expenses	$17,744	100%	$14,992	100%	$2,752	18%
n/m - not meaningful
Content Costs
For 2021, the 23% increase in production expenses was primarily a result of an increased investment in content for our streaming services; the timing of production, as 2020 was impacted by shutdowns as a result of COVID-19; higher sports programming costs, principally associated with noncomparable sporting events; and higher costs associated with increased licensing revenues and the mix of titles licensed in each year.

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
For 2021, the 20% increase in SG&A expenses was driven by advertising, marketing and other cost increases to support the growth and expansion of our streaming services, including the March 2021 launch of Paramount+. The increase also reflects higher advertising and marketing costs to promote the increased level of original programming in 2021.
Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Depreciation and amortization	$390	$430	$(40)	(9)%
For 2020, amortization expense included an impairment charge of $25 million in the TV Media segment to write down the carrying values of FCC licenses in two markets to their estimated fair values and accelerated depreciation of $12 million resulting from the abandonment of technology in connection with synergy plans related to the Merger.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring and Other Corporate Matters
During the years ended December 31, 2021 and 2020, we recorded the following costs associated with restructuring and other corporate matters.

Year Ended December 31,	2021	2020
Severance (a)	$65	$472
Lease impairments and other exit costs	35	70
Restructuring charges	100	542
Merger-related costs	—	56
Other corporate matters	—	20
Restructuring and other corporate matters	$100	$618
(a) Severance costs include the accelerated vesting of stock-based compensation.

During the years ended December 31, 2021 and 2020, respectively, we recorded restructuring charges of $65 million and $472 million for severance associated with the elimination of positions and changes in management, as well as lease impairment charges of $35 million and $42 million. For the year ended December 31, 2020, we also recorded other exit costs of $28 million resulting from the termination of contractual obligations.

Additionally, in 2020, we incurred costs of $56 million in connection with the Merger, consisting of professional fees mainly associated with integration activities, as well as transaction-related bonuses. We also incurred costs of $5 million for professional fees associated with dispositions and other corporate matters, and we recorded a charge of $15 million to write down property and equipment, which was classified as held for sale in 2020, to its fair value less costs to sell.

Net Gain on Dispositions
During 2021, we completed the sale of 51 West 52nd Street to Harbor Group International, LLC, for $760 million. This transaction resulted in a gain during the fourth quarter of 2021 of $523 million.

Also in 2021, we completed the sale of CBS Studio Center to Hackman Capital Partners, LLC and Square Mile Capital Management, LLC for $1.85 billion. This transaction resulted in a gain during the fourth quarter of 2021 of $1.70 billion.

In addition, during 2021 we recognized a net gain of $117 million, principally relating to the sale of a noncore trademark licensing operation.

In October 2020, we completed the sale of CMG to Red Ventures for $484 million. This transaction resulted in a gain of $214 million.

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Interest expense	$986	$1,031	$(45)	(4)%
Interest income	$53	$60	$(7)	(12)%

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

Loss on Early Extinguishment of Debt
For 2021 and 2020, we recorded losses on extinguishment of debt of $128 million and $126 million, respectively, associated with the early redemption of long-term debt of $1.99 billion in 2021 and $2.77 billion in 2020.

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
Provision for Income Taxes
For 2021, we recorded a provision for income taxes of $646 million, reflecting an effective income tax rate of 12.4%. Included in the provision for income taxes was a net discrete tax benefit of $517 million, which includes a benefit of $260 million to remeasure our U.K. net deferred income tax asset as a result of the enactment during the second quarter of 2021 of an increase in the U.K. corporate income tax rate from 19% to 25% beginning April 1, 2023, a benefit of $229 million from the recognition of a capital loss associated with a change in the tax entity classification of a foreign subsidiary, as well as a net tax benefit in connection with the settlement of income tax audits. The net discrete tax benefit of $517 million, together with a net tax provision of $546 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, which principally include net gains on dispositions, reduced our effective income tax rate by 7.8 percentage points.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For 2020, the provision for income taxes was $535 million, reflecting an effective income tax rate of 17.0%. Included in the provision for income taxes was a net discrete tax benefit of $110 million, primarily consisting of a benefit of $100 million to remeasure our U.K. net deferred income tax asset as a result of an increase in the UK corporate income tax rate from 17% to 19% enacted during the third quarter of 2020, as well as a tax benefit of $13 million realized in connection with the preparation of the 2019 tax returns. These items, together with a net tax benefit of $129 million on the items identified as affecting comparability in Reconciliation of Non-GAAP Measures, including restructuring and other corporate matters, programming charges, loss on extinguishment of debt and net gains from dispositions and investments, reduced our effective income tax rate by 4.1 percentage points.

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

Net Earnings from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations Attributable to Paramount

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Net earnings from continuing operations attributable to Paramount	$4,381	$2,305	$2,076	90%
Diluted EPS from continuing operations attributable to Paramount	$6.69	$3.73	$2.96	79%
For 2021, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations increased 90% and 79%, respectively, primarily driven by the above-mentioned gains on dispositions of $1.75 billion, net of tax and higher discrete tax benefits in 2021. The diluted EPS comparison also includes the effect of higher weighted average shares outstanding as a result of stock issuances in the first quarter of 2021, which negatively impacted EPS for 2021 by $.26.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segments
Beginning in the first quarter of 2022, primarily as a result of our increased strategic focus on our direct-to-consumer streaming businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Our management structure was reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of domestic and international streaming services, and a film studio. Accordingly, beginning in 2022, and for all periods presented we are reporting results based on the following segments:

TV Media—Our TV Media segment consists of our (1) broadcast operations — the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) premium and basic cable networks, including Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and MTV Entertainment Studios as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, Showtime Networks’ premium subscription streaming service (“Showtime OTT”), BET+ and Noggin.

Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness and Miramax.

In January 2023, we announced that we will be fully integrating Showtime into Paramount+ across both streaming and linear platforms later in 2023.

We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and net gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income, the most directly comparable financial measure in accordance with GAAP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations - 2022 vs. 2021

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2022	Revenues	2021	Revenues	$	%
Revenues:
TV Media	$21,732	72%	$22,734	80%	$(1,002)	(4)%
Direct-to-Consumer	4,904	16	3,327	12	1,577	47
Filmed Entertainment	3,706	13	2,687	9	1,019	38
Eliminations	(188)	(1)	(162)	(1)	(26)	(16)
Total Revenues	$30,154	100%	$28,586	100%	$1,568	5%

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Adjusted OIBDA:
TV Media	$5,451	$5,892	$(441)	(7)%
Direct-to-Consumer	(1,819)	(992)	(827)	(83)
Filmed Entertainment	272	207	65	31
Corporate/Eliminations	(470)	(491)	21	4
Stock-based compensation	(158)	(172)	14	8
Total Adjusted OIBDA	3,276	4,444	(1,168)	(26)
Depreciation and amortization	(405)	(390)	(15)	(4)
Restructuring and other corporate matters	(585)	(100)	(485)	(485)
Net gain on dispositions	56	2,343	(2,287)	(98)
Total Operating Income	$2,342	$6,297	$(3,955)	(63)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

TV Media

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Advertising	$9,350	$10,105	$(755)	(7)%
Affiliate and subscription	8,180	8,413	(233)	(3)
Licensing and other	4,202	4,216	(14)	—
Revenues	$21,732	$22,734	$(1,002)	(4)%

Adjusted OIBDA	$5,451	$5,892	$(441)	(7)%
Revenues
For 2022, revenues decreased 4%, primarily reflecting lower advertising revenues, driven by the comparison against CBS’ broadcast of the Super Bowl in 2021, which negatively impacted the total revenue comparison by 2 percentage points.
Advertising
The 7% decrease in advertising revenues was driven by the rotational nature of the rights to broadcast the Super Bowl, which aired on CBS in 2021 but another network in 2022, resulting in a negative impact on the advertising revenue comparison of 4 percentage points. Additionally, declines for our domestic networks from lower impressions were only partially offset by higher pricing, reflecting softness in the advertising market. The decline also reflects unfavorable foreign exchange rate changes, which negatively impacted the total advertising revenue comparison by 1 percentage point. These decreases were partially offset by higher advertising for our local televisions stations, which benefited the total advertising revenue comparison by 1 percentage point, driven by higher political advertising sales. The total advertising revenue comparison also includes the benefit from the acquisition of Chilevisión in the third quarter of 2021.

Affiliate and Subscription
The 3% decrease in affiliate and subscription revenues mainly reflects lower international affiliate revenues, driven by the restructuring of certain affiliate agreements, resulting in a shift of revenue from our pay television services to our streaming services; unfavorable foreign exchange rate changes, which negatively impacted the total affiliate and subscription revenue comparison by 1 percentage point; and the absence of revenues in Russia after we suspended our operations following Russia’s invasion of Ukraine in the first quarter of 2022. Domestic affiliate revenues contributed 1% of the decline, primarily reflecting lower revenues from pay-per-view boxing events, as the impact from lower domestic subscribers was substantially offset by rate increases, growth in reverse compensation, and the launch of our basic cable networks on a vMVPD in April 2021.

Licensing and Other
Licensing and other revenues for 2022 of $4.20 billion were essentially flat compared with 2021.

Adjusted OIBDA
Adjusted OIBDA decreased 7%, primarily reflecting the benefit to 2021 from the broadcast of the Super Bowl as well as declines in other advertising revenues and affiliate revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Direct-to-Consumer

(in millions)
Year Ended December 31,	2022	2021	Increase/(Decrease)
Advertising	$1,533	$1,298	$235	18%
Subscription	3,371	2,029	1,342	66
Revenues	$4,904	$3,327	$1,577	47%

Adjusted OIBDA	$(1,819)	$(992)	$(827)	(83)%

Global Streaming Subscribers (a)	77.3	56.1	21.2	38%

(in millions)
Year Ended December 31,	2022	2021	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	55.9	32.8	23.1	70%

Revenues	$2,767	$1,347	$1,420	105%

Pluto TV (Global)
MAUs (b)	78.5	64.4	14.1	22%

Revenues	$1,112	$1,059	$53	5%
(a) Our streaming subscribers include customers with access to our domestic or international streaming services, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial, and subscribers are considered unique to each of our services, whether offered individually or as part of a bundle. For the periods above, subscriber counts reflect the number of subscribers as of the applicable period-end date. Global streaming subscribers include subscribers for Paramount+, Showtime OTT and all other subscription streaming services.
(b) The Monthly Active Users (“MAUs”) count reflects the number of unique devices interacting with the Pluto TV service in a calendar month, and for the periods above reflects the MAU count for the last month of the applicable period.
Revenues
For 2022, revenues increased 47%, led by growth from Paramount+.

Advertising
The 18% increase in advertising revenues was driven by higher impressions, reflecting the benefit from growth in Paramount+ subscribers.

Pluto TV global MAUs were 78.5 million for December 2022, reflecting growth of 14.1 million, or 22%, from 64.4 million for December 2021, and 6.5 million, or 9%, from 72.0 million for September 2022.

Subscription
The 66% increase in subscription revenues was driven by growth from Paramount+, Showtime OTT, and BET+. Global streaming subscribers grew 21.2 million, or 38%, compared with December 31, 2021, led by an increase of 23.1 million, or 70%, for Paramount+, reflecting significant growth in U.S. subscribers and the impact from launches in international markets. Subscriber growth was impacted by the removal of 1.9 million Paramount+ subscribers following the September 2022 launch of the SkyShowtime streaming service in the Nordics, where it replaced Paramount+ in the market. Growth in subscribers was also impacted by the removal of 3.9 million global

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

streaming subscribers (including 1.2 million for Paramount+) in Russia, where we suspended our operations following Russia’s invasion of Ukraine in the first quarter of 2022.

During the fourth quarter, global streaming subscribers increased 10.8 million, or 16%, to 77.3 million at December 31, 2022 from 66.5 million at September 30, 2022, and Paramount+ subscribers grew 9.9 million, or 22%, to 55.9 million, driven by launches in international markets as well as growth in U.S. subscribers, reflecting the strength of content premieres in the quarter, including Tulsa King, 1923 and Top Gun: Maverick.

Adjusted OIBDA
Adjusted OIBDA decreased $827 million, as revenue growth was more than offset by higher costs to support growth in our streaming services including content, marketing, distribution, employee and technology costs.
Filmed Entertainment

			Increase/(Decrease)
Year Ended December 31,	2022	2021	$	%
Advertising	$23	$18	$5	28%
Theatrical	1,223	241	982	407
Licensing and other	2,460	2,428	32	1
Revenues	$3,706	$2,687	$1,019	38%

Adjusted OIBDA	$272	$207	$65	31%
Revenues
For 2022, the 38% increase in revenues was primarily driven by the success of Top Gun: Maverick.

Theatrical
The $982 million increase in theatrical revenues was driven by the success of our 2022 releases, led by Top Gun: Maverick. We released eight films in 2022, including Top Gun: Maverick, as well as Sonic the Hedgehog 2, Smile, and The Lost City, compared with four films in 2021, including A Quiet Place Part II and PAW Patrol: The Movie. The lower number of theatrical releases in 2021 was due to the impacts from COVID-19 on movie theaters and film production.

Licensing and Other
The 1% increase in licensing and other revenues primarily reflects higher licensing of recent theatrical releases in 2022 compared with 2021, driven by the success of Top Gun: Maverick in the digital home entertainment market, partially offset by the licensing of Coming 2 America and Tom Clancy’s Without Remorse in 2021 and lower revenues from the licensing of library titles.

Adjusted OIBDA
Adjusted OIBDA increased 31%, mainly reflecting higher profits from 2022 releases, partially offset by lower profits from the licensing of library titles.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segment Results of Operations - 2021 vs. 2020

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2021	Revenues	2020	Revenues	$	%
Revenues:
TV Media	$22,734	80%	$21,120	83%	$1,614	8%
Direct-to-Consumer	3,327	12	1,815	7	1,512	83
Filmed Entertainment	2,687	9	2,470	10	217	9
Corporate/Eliminations	(162)	(1)	(120)	—	(42)	(35)
Total Revenues	$28,586	100%	$25,285	100%	$3,301	13%

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Adjusted OIBDA:
TV Media	$5,892	$5,816	$76	1%
Direct-to-Consumer	(992)	(171)	(821)	(480)
Filmed Entertainment	207	158	49	31
Corporate/Eliminations	(491)	(485)	(6)	(1)
Stock-based compensation	(172)	(186)	14	8
Total Adjusted OIBDA	4,444	5,132	(688)	(13)
Depreciation and amortization	(390)	(430)	40	9
Restructuring and other corporate matters	(100)	(618)	518	84
Programming charges	—	(159)	159	n/m
Net gain on dispositions	2,343	214	2,129	n/m
Total Operating Income	$6,297	$4,139	$2,158	52%
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

TV Media

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Advertising	$10,105	$9,062	$1,043	12%
Affiliate and subscription	8,413	8,037	376	5
Licensing and other	4,216	4,021	195	5
Revenues	$22,734	$21,120	$1,614	8%

Adjusted OIBDA	$5,892	$5,816	$76	1%

Revenues
For 2021, revenues increased 8%, reflecting growth across all revenue streams, led by increased advertising revenues, including from CBS’ broadcasts of tentpole sporting events for which there were no comparable broadcasts on CBS in 2020.
Advertising
The 12% increase in advertising revenues was driven by CBS’ broadcasts in 2021 of sporting events for which there were no comparable broadcasts on CBS in 2020, including Super Bowl LV and NCAA Tournament games. We have the rights to broadcast the Super Bowl and the national semi-finals and championship games of the NCAA Tournament on a rotational basis. The Super Bowl aired on CBS in 2021 but another network in 2020. The national semi-finals and championship games of the NCAA Tournament also aired on CBS in 2021, but COVID-19 caused the cancellation of the NCAA Tournament in 2020, including the games in the preceding rounds of the NCAA Tournament that we share with Turner each year. The advertising revenue growth also reflected higher pricing and demand compared with 2020, which was negatively impacted by COVID-19, as well as a higher level of original programming broadcast in 2021. These increases were partially offset by lower linear impressions for our domestic networks and lower political advertising sales.

Affiliate and Subscription
The 5% increase in affiliate and subscription revenues was driven by rate increases, the launch of our basic cable networks in June 2020 and April 2021 on two vMVPDs, growth in reverse compensation, and higher revenues from pay-per-view boxing events, partially offset by the impact from subscriber declines.

Licensing and Other
Licensing and other revenues increased 5%, driven by the timing of program availabilities, primarily from the impact of production shutdowns in 2020 due to COVID-19, as well as higher domestic licensing in the secondary market, reflecting the benefit from several significant licensing arrangements in 2021, including for NCIS and Bull. The increase was partially offset by the comparison against the licensing of the domestic streaming rights to South Park in 2020.

Adjusted OIBDA
Adjusted OIBDA increased 1% as the higher revenues were substantially offset by higher costs associated with sports broadcasts, more original programming and higher licensing revenues in 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Direct-to-Consumer

(in millions)
Year Ended December 31,	2021	2020	Increase/(Decrease)
Advertising	$1,298	$686	$612	89%
Subscription	2,029	1,129	900	80
Revenues	$3,327	$1,815	$1,512	83%

Adjusted OIBDA	$(992)	$(171)	$(821)	(480)%

Global Streaming Subscribers	56.1	29.9	26.2	88%

(in millions)
Year Ended December 31,	2021	2020	Increase/(Decrease)
Paramount+ (Global) (a)
Subscribers	32.8	11.7	21.1	180%

Revenues	$1,347	$627	$720	115%

Pluto TV (Global)
MAUs	64.4	43.1	21.3	49%

Revenues	$1,059	$562	$497	88%
(a) Prior to its rebranding in March 2021 Paramount+ was named CBS All Access.
Revenues
For 2021, revenues increased 83% reflecting growth across our streaming services.

Advertising
The 89% increase in advertising revenues reflects growth from Pluto TV and Paramount+. Pluto TV global MAUs were 64.4 million for December 2021, reflecting growth of 21.3 million, or 49%, from 43.1 million for December 2020.

Subscription
The 80% increase in subscription revenues reflects growth across our subscription streaming services. Global streaming subscribers grew 26.2 million, or 88%, compared with December 31, 2020, led by growth from Paramount+, reflecting significant growth in U.S. subscribers and the impact from launches in international markets, as well as subscriber growth for Showtime OTT and BET+.

Adjusted OIBDA
Adjusted OIBDA decreased $821 million, as the revenue growth was more than offset by higher content, marketing, distribution, and other cost increases to support growth in our streaming services, including for the launch of Paramount+ in 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Filmed Entertainment

			Increase/(Decrease)
Year Ended December 31,	2021	2020	$	%
Advertising	$18	$18	$—	—%
Theatrical	241	180	61	34
Licensing and other	2,428	2,272	156	7
Revenues	$2,687	$2,470	$217	9%

Adjusted OIBDA	$207	$158	$49	31%
Revenues
For 2021, the 9% increase in revenues reflected growth in licensing and theatrical revenues.

Theatrical
The 34% increase in theatrical revenues was driven by 2021 releases including A Quiet Place Part II and PAW Patrol: The Movie, while 2020 was impacted by the closure or reduced capacity of movie theaters in response to COVID-19, following the release of Sonic the Hedgehog in the first quarter of 2020, and throughout the remainder of the year.

Licensing and Other
The 7% increase in licensing and other revenues was driven by the licensing of Coming 2 America, Tom Clancy’s Without Remorse and Halloween Kills while 2020 included licensing of the first quarter 2020 theatrical release Sonic the Hedgehog, but was also impacted by the above-mentioned impact from COVID-19.

Adjusted OIBDA
Adjusted OIBDA increased 31%, primarily the result of higher profits from licensing.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including SkyShowtime, our streaming joint venture with Comcast, under which both parent companies have committed to support initial operations over a multiyear period; discretionary share repurchases, dividends and principal payments on our outstanding indebtedness. Our planned spending in 2023 includes continued increased investment in our streaming services. We believe that our operating cash flows, cash and cash equivalents, which were $2.89 billion as of December 31, 2022, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for long-term obligations, including our long-term debt (see Note 10), and the long-term portion of the other cash requirements discussed above, including contractual commitments for programming and talent (see

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Note 20) and lease obligations (see Note 11), as well as those not yet committed to, will come from cash flows from operating activities, proceeds from noncore asset sales, including the planned sale of Simon & Schuster (see Consolidated Results of Operations - 2022 vs. 2021, Net Earnings from Discontinued Operations), and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. In addition, if necessary, we could increase our liquidity position by reducing non-committed spending. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Our access to capital markets can be impacted by factors outside our control, including economic conditions; however, we believe that our strong balance sheet, cash flows, credit facility and credit ratings will provide us with adequate access to funding for our expected cash needs. The cost of any new borrowings is affected by market conditions and short- and long-term debt ratings assigned by independent rating agencies, and there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.
Cash Flows
The changes in cash, cash equivalents and restricted cash were as follows:

			Increase/ (Decrease)		Increase/ (Decrease)
Year Ended December 31,	2022	2021	2022 vs. 2021	2020	2021 vs. 2020
Net cash flow (used for) provided by operating activities:
Continuing operations	$(142)	$835	$(977)	$2,215	$(1,380)
Discontinued operations	361	118	243	79	39
Net cash flow provided by operating activities	219	953	(734)	2,294	(1,341)
Net cash flow (used for) provided by investing activities:
Continuing operations	(518)	2,402	(2,920)	63	2,339
Discontinued operations	(8)	(7)	(1)	(7)	—
Net cash flow (used for) provided by investing activities	(526)	2,395	(2,921)	56	2,339
Net cash flow used for financing activities	(2,981)	(152)	(2,829)	(90)	(62)
Effect of exchange rate changes on cash and cash equivalents	(94)	(48)	(46)	25	(73)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,382)	$3,148	$(6,530)	$2,285	$863
Operating Activities.  Operating cash flow from continuing operations for 2022 was a net use of cash of $142 million compared to a net source of cash of $835 million for 2021. The use of cash in 2022 was mainly the result of significant investment in our streaming services, including spending for content, marketing and distribution costs. The decrease in operating cash flow from continuing operations in 2022 compared to 2021 is primarily driven by the decline in Adjusted OIBDA, partially offset by lower payments for income taxes. Cash paid for income taxes from continuing operations decreased to $61 million for 2022 from $291 million for 2021, primarily resulting from lower earnings from continuing operations before income taxes, partially offset by the impact of the timing of production tax incentive receipts.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The decrease in cash flow provided by operating activities from continuing operations for 2021 compared to 2020 was mainly driven by our increased investment in our streaming services, including spending for content, advertising and marketing, and a higher level of production in 2021 as a result of production shutdowns in 2020 due to COVID-19. The decrease was partially offset by higher collections and lower payments for restructuring, merger-related costs and transformation initiatives, as well as lower payments for income taxes. Cash paid for income taxes from continuing operations decreased to $291 million for 2021 from $411 million for 2020, primarily due to a higher volume of production incentives received, lower adjusted earnings from continuing operations before income taxes and a higher deduction associated with the exercise and vesting of stock-based compensation, partially offset by higher payments associated with gains from dispositions, primarily from the sale of CBS Studio Center in 2021.

Net cash flow provided by operating activities included payments for restructuring, merger-related costs and transformation initiatives of $244 million, $294 million and $584 million for 2022, 2021, and 2020, respectively. Since the Merger, we have invested in a number of transformation initiatives. Initially, these were undertaken to realize synergies related to the Merger. Beginning in 2022, our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we are investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.

Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster, and for 2022 also includes the receipt of the $200 million termination fee described under Legal Matters-Litigation Related to the Proposed Sale of Simon & Schuster.

Investing Activities

Year Ended December 31,	2022	2021	2020
Investments (a)	$(254)	$(193)	$(59)
Capital expenditures (b)	(358)	(354)	(324)
Acquisitions, net of cash acquired (c)	—	(54)	(147)
Proceeds from dispositions (d)	95	3,028	593
Other investing activities	(1)	(25)	—
Net cash flow (used for) provided by investing activities from continuing operations	(518)	2,402	63
Net cash flow used for investing activities from discontinued operations	(8)	(7)	(7)
Net cash flow (used for) provided by investing activities	$(526)	$2,395	$56
(a) Primarily includes investment in The CW in all three years. 2022 also includes investment in SkyShowtime.
(b) Includes payments associated with the implementation of our transformation initiatives of $45 million, $68 million, and $40 million for 2022, 2021, and 2020, respectively.
(c) 2021 reflects the acquisitions of Chilevisión, a free-to-air television channel, and a controlling interest in Fox TeleColombia & Estudios TeleMexico, a Spanish language content producer. 2020 primarily reflects the acquisition of Miramax, a global film and television studio.
(d) 2022 primarily reflects proceeds related to the sale of investments and from the disposition of international intangible assets. 2021 primarily reflects proceeds received from the sales of CBS Studio Center and 51 West 52nd Street. 2021 also includes proceeds received from the sale of our investment in fuboTV during the fourth quarter of 2020, and proceeds received from the sales of a noncore trademark licensing operation and other investments. 2020 reflects the sales of CMG and marketable securities.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Financing Activities

Year Ended December 31,	2022	2021	2020
Repayments of commercial paper borrowings, net	$—	$—	$(698)
Proceeds from issuance of debt	1,138	58	4,375
Repayment of debt	(3,140)	(2,230)	(2,909)
Dividends paid on preferred stock	(58)	(30)	—
Dividends paid on common stock	(631)	(617)	(600)
Proceeds from issuance of preferred stock	—	983	—
Proceeds from issuance of common stock	—	1,672	—
Purchase of Company common stock	—	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(31)	(110)	(93)
Proceeds from exercise of stock options	—	408	5
Payments to noncontrolling interests	(218)	(235)	(59)
Other financing activities	(41)	(51)	(53)
Net cash flow used for financing activities	$(2,981)	$(152)	$(90)

Dividends
We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2022, 2021, and 2020. During each of the years ended December 31, 2022, 2021 and 2020, we declared total per share dividends of $.96, resulting in total annual dividends of $635 million, $625 million and $601 million, respectively.

During each of the quarters of 2022, we declared a quarterly cash dividend of $1.4375 per share on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”), resulting in total annual dividends of $58 million for the year ended December 31, 2022. For the year ended December 31, 2021, we recorded total annual dividends on our Mandatory Convertible Preferred Stock of $44 million. During each of the third and fourth quarters of 2021, we declared a quarterly cash dividend on our Mandatory Convertible Preferred Stock of $1.4375 per share. During the second quarter of 2021, we declared a quarterly cash dividend on our Mandatory Convertible Preferred Stock of $1.5493 per share, representing a dividend period from March 26, 2021 through July 1, 2021.
Capital Structure
The following table sets forth our debt.

At December 31,	2022	2021
Senior debt (2.90%-7.875% due 2023-2050)	$14,149	$16,501
Junior debt (5.875%-6.375% due 2057 and 2062)	1,632	1,157
Other bank borrowings	55	35
Obligations under finance leases	10	16
Total debt (a)	15,846	17,709
Less current portion of long-term debt	239	11
Total long-term debt, net of current portion	$15,607	$17,698
(a)    At December 31, 2022 and 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $442 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $89 million and $95 million, respectively. The face value of our total debt was $16.38 billion at December 31, 2022 and $18.27 billion at December 31, 2021.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

During the year ended December 31, 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion and redeemed, at par, our $520 million of 5.875% junior subordinated debentures due February 2057. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million.

During the year ended December 31, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027 or on any interest payment date thereafter.

During the year ended December 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

During the year ended December 31, 2020, we issued $4.50 billion of senior notes and redeemed long-term debt totaling $2.77 billion, prior to maturity, for an aggregate redemption price of $2.88 billion resulting in a pre-tax loss on extinguishment of debt of $126 million.

Our 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15, 2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

The subordination, interest deferral option and extended term of the junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services and Fitch Ratings Inc., and a 25% equity credit by Moody’s Investors Service, Inc.
The interest rate payable on our 3.45% senior notes due October 2026, will be subject to adjustment from time to time if Moody’s Investor Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to these senior notes. The interest rate on these senior notes would increase by 0.25% upon each credit agency downgrade, up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2022, the outstanding principal amount of these senior notes was $124 million.

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

Commercial Paper
At both December 31, 2022 and 2021, we had no outstanding commercial paper borrowings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Credit Facility
At December 31, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of December 31, 2022.

At December 31, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.
Other Bank Borrowings
At December 31, 2022 and 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $55 million and $35 million, respectively, with weighted average interest rates of 7.09% and 3.50%, respectively.
Critical Accounting Policies
The preparation of our financial statements in conformity with generally accepted accounting principles requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. On an ongoing basis, we evaluate these estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions.

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

Revenue Recognition
Revenue is recognized when control of a good or service is transferred to a customer in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Significant judgments used in

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the determination of the amount and timing of revenue recognition include the identification of distinct performance obligations in contracts containing bundled advertising sales or bundled content licenses, and the allocation of consideration among individual performance obligations within these arrangements based on their relative standalone selling prices.

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

We categorize our capitalized production and programming costs based on the expected predominant monetization strategy throughout the life of the content. Our programming that is expected to be predominantly monetized through licensing and distribution on third-party platforms is considered individually monetized and our programming that is expected to be predominantly monetized on our networks and streaming services together with other programming is considered to be monetized as part of a film group. The predominant

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

monetization strategy is determined when capitalization of production costs commences and is reassessed if there is a significant change to the expected future monetization strategy. This reassessment will include an assessment of the monetization strategy throughout the entire life of the programming.

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

For programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. Such estimates require management’s judgment and include consideration of factors such as expected revenues to be derived from the programming, the expected number of future airings, and, for acquired programming, the length of the license period. If initial airings are expected to generate higher revenues, an accelerated method of amortization is used. These estimates are periodically reviewed and updated based on information available throughout the contractual term or life of each program.

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the film group is less than its unamortized costs. A change in the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

monetization strategy of content, whether monetized individually or as part of a film group, will result in a reassessment of the predominant monetization strategy and may trigger an assessment of the content for impairment. Any resulting impairment test will be performed either at the individual level, if the predominant monetization strategy is determined to be individual, or at the film group level where the future cash flows will be generated. In addition, unamortized costs for internally-produced or acquired programming that has been abandoned are written off.

Goodwill and Intangible Assets Impairment Tests
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

FCC Licenses—FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2022, we had 14 television markets with FCC license book values.

For our annual impairment test, we perform qualitative assessments for each television market that we estimate has an aggregate fair value of FCC licenses that significantly exceeds its respective carrying value. For the 2022 annual impairment test, we performed qualitative assessments for nine of our television markets. For each market, we weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. We also considered the macroeconomic impact on discount rates and growth rates. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

We performed a quantitative impairment test for the FCC licenses in the remaining five markets. The quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections. The discount rate and the long-term growth rate were 8% and 1%, respectively.

The impairment tests indicated that the estimated fair values of FCC licenses in two of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $27 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $184 million. The impairment charge, which is included within “Depreciation and amortization” in the Consolidated Statement of Operations and recorded within the TV Media segment, was the result of a higher discount rate utilized in our annual impairment tests, reflecting the impacts of market volatility and higher interest rates. Additionally, the estimated fair values of FCC licenses in the three remaining markets, which had an aggregate carrying value of $787 million, were each within 10% of their respective carrying values. An increase to the discount rate of 15 basis points, or a decrease to the long-term growth rate of 20 basis points, assuming no changes to other factors, would

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

cause the fair value of FCC licenses in two of the markets to fall below their carrying values. For the third market, an increase to the discount rate of 26 basis points, or a decrease to the long-term rate of 36 basis points, assuming no changes to other factors, would cause the fair value to fall below its carrying value.

The estimated fair values of FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which we own and operate television stations. Certain future events and circumstances, including continued market volatility and increases in interest rates, or a decline in the local television advertising marketplace could result in a downward revision to our current assumptions and judgments. Various factors may contribute to a future decline in an advertising marketplace including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of television advertising revenues in that market; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A further downward revision to the present value of future cash flows could result in an additional impairment and a noncash charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

Goodwill—Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. For our annual impairment test, we perform a qualitative assessment for each reporting unit that we estimate has a fair value that significantly exceeds its respective carrying value. Additionally, we consider the duration of time since a quantitative test was performed. For the 2022 annual impairment test, we performed qualitative assessments for all reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included actual and expected financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, we considered growth projections from independent sources and significant developments within the industry. Our assessment indicated that macroeconomic factors have negatively impacted inputs used in our most recent impairment tests, including discount rates, certain industry growth rates, and comparable company trading multiples. While this indicates that the estimated fair values of our reporting units have declined, considering the aggregation of all relevant factors, including the significant headroom in our most recent test performed in January 2022, which is described below, we concluded that it is more likely than not that the fair value of our reporting units continues to be higher than their respective carrying amounts. Therefore, performing quantitative impairment tests was unnecessary.

Certain future events and circumstances, including deterioration of market conditions, further increases in interest rates, prolonged weakness in the advertising market, a shift by advertisers to competing advertising platforms, changes in consumer behavior and/or a decrease in audience acceptance of our content and platforms could result in changes to our assumptions and judgments used in the goodwill impairment tests. A significant adverse change in these assumptions could cause the fair values of the reporting units to fall below their respective carrying values and a noncash impairment charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

The annual test was performed on the six reporting units in place at October 31, 2022. In the fourth quarter of 2022, as a result of a management reorganization, the reporting units within our TV Media segment changed from three to two reporting units. Accordingly, we reallocated goodwill using a relative fair value approach and performed further qualitative goodwill impairment assessments on the two reporting units subsequent to the reallocation of goodwill, and concluded that the fair values of these reporting units continued to exceed their respective carrying values.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In the first quarter of 2022, in connection with changes to our management structure and the resulting change in operating segments, we reassessed our reporting units and reallocated goodwill from the four reporting units in place prior to the realignment to six reporting units, using a relative fair value approach. We performed goodwill impairment tests as of January 1, 2022 on the reporting units in place before and after the change.

For these impairment tests, we performed quantitative tests for three of the reporting units that existed prior to the change and five of the reporting units in place subsequent to the change. For the quantitative goodwill impairment test we calculate an estimated fair value to determine whether it exceeds the carrying value of the respective reporting unit. For one of the quantitative tests, we estimated fair value based on the traded and transaction values of comparable businesses, and for the remaining quantitative tests, we estimated the fair value based on both the present value of future cash flows (“Discounted Cash Flow Method”) and the traded and transaction values of comparable businesses. The Discounted Cash Flow Method requires us to make various assumptions regarding the timing and amount of future cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on historical and projected inflation and economic indicators, as well as industry growth projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. We utilized discount rates ranging from 9% to 13.5% and terminal values that were based on either growth rates ranging from 1% to 2% or revenue multiples ranging from 1.5x to 2.7x. Traded and transaction values were determined using revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to the respective reporting unit as well as revenue and earnings multiples from recent transactions of these companies. The selected multiples consider each reporting unit’s relative growth, profitability, size, and risk relative to the selected publicly traded companies. Based on the results of these impairment tests, we concluded that the estimated fair values of the reporting units significantly exceeded their respective carrying values and, therefore, no impairment charge was required.

For one of the reporting units, we performed a qualitative assessment before and after the reporting unit change and concluded that it is more likely than not that the fair value of the reporting unit was higher than its carrying amount.

Legal Matters
Estimates of liabilities related to legal issues and predecessor operations, including asbestos and environmental matters, require significant judgments by management. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. We continually evaluate these estimates based on changes in the relevant facts and circumstances and events that may impact estimates. It is difficult to predict future asbestos liabilities as events and circumstances may impact the estimate of our liabilities. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability. While we believe that our accrual for matters related to our predecessor operations, including environmental and asbestos, are adequate, there can be no assurance that circumstances will not change in future periods, and as a result our actual liabilities may be higher or lower than our accrual.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2022, changes in actuarial assumptions resulted in a decrease to accumulated other comprehensive loss compared with the prior year-end due to an increase in the discount rate, which was partially offset by the unfavorable performance of pension plan assets. A 25 basis point change in the discount rate would result in an estimated change to the accumulated benefit obligation of approximately $80 million and would have an insignificant impact on 2023 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $6 million to 2023 pension expense.

Income Taxes
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and evaluating our income tax positions.  When recording an interim worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. While valuation allowances can require significant judgment, we believe the valuation allowance of $488 million at December 31, 2022 properly reduces our deferred tax assets to the amount that is more likely than not to be realized.

A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized. We evaluate our uncertain tax positions quarterly based on many factors, including, changes in tax laws and interpretations, information received from tax authorities, and other changes in facts and circumstances. Our income tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the reserve for uncertain tax positions of $303 million at December 31, 2022 is properly recorded.

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

Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. In March 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In June 2020, the defendants filed motions to dismiss. In January 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. In December 2022, the Court dismissed the fiduciary duty claim against Mr. Klieger. Discovery on the surviving claims is proceeding. A six-day trial is scheduled to begin in June 2023. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. In January 2020, the Court consolidated the four lawsuits. In February 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In May 2020, the defendants filed motions to dismiss. In December 2020, the Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims is proceeding. A six-day trial is scheduled to begin in July 2023. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investigation-Related Matters
As announced in August 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. In December 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination with respect to the termination of Mr. Moonves’ employment.

In August 2018 and in October 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the U.S District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. In November 2018, the Court entered an order consolidating the two actions. Subsequently, in November 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. In February 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In April 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part in January 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We reached an agreement with the plaintiffs to settle the lawsuit for $14.75 million, which was paid by our insurers. The settlement, which includes no admission of liability or wrongdoing by the Company, was granted final approval by the Court in November 2022.

We also received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission (the “SEC”) regarding the subject matter of the CBS Board of Directors’ investigation and related matters, including with respect to CBS’ related public disclosures. In November 2022, we entered into an Assurance of Discontinuance with the Investor Protection Bureau of the New York State Attorney General’s Office to resolve that matter. After credits for the settlement amount to be paid in the consolidated federal securities class action discussed above, and certain financial commitments to human resources-related programs made by CBS in connection with an earlier resolution with the Civil Rights Bureau of the New York State Attorney General’s Office, the Company has made a payment of $7.25 million, which by agreement with the Investor Protection Bureau will be distributed in connection with the federal securities class action settlement discussed above. The resolution with the Investor Protection Bureau includes no admission of liability or wrongdoing by the Company. In December 2022, we received a termination letter from the SEC, indicating that it does not intend to recommend an enforcement action against the Company. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future.

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. On February 7, 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed.

Litigation Related to Television Station Owners
In September 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning about January 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. In October 2019, the Company and other defendants filed a motion to dismiss the matter, which was denied by the Court in November 2020. We have reached an agreement in principle with the plaintiffs to settle the lawsuit. The settlement, which will include no admission of liability or wrongdoing by the Company, will be subject to Court approval.

Litigation Related to the Proposed Sale of Simon & Schuster
In November 2021, the U.S. Department of Justice filed suit in the U.S. District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. In October 2022, following a bench trial, the Court blocked the sale. In November 2022, we terminated the Purchase Agreement and subsequently received a $200 million termination fee.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2022, we had pending approximately 21,580 asbestos claims, as compared with approximately 27,770 as of December 31, 2021 and 30,710 as of December 31, 2020. During 2022, we received approximately 2,840 new claims and closed or moved to an inactive docket approximately 9,030 claims. We report claims as closed when we become aware that a dismissal

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against us are non-cancer claims. It is difficult to predict future asbestos liabilities, as events and circumstances may impact the estimate of our asbestos liabilities, including, among others, the number and types of claims and average cost to resolve such claims. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability. While we believe that our accrual for matters related to our predecessor operations, including environmental and asbestos, are adequate, there can be no assurance that circumstances will not change in future periods, and as a result our actual liabilities may be higher or lower than our accrual.

Other
From time to time, we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2022 and 2021, the notional amount of all foreign currency contracts was $3.06 billion and $1.94 billion, respectively. For 2022, $2.40 billion related to future production costs and $655 million related to our foreign currency balances and other expected foreign currency cash flows. For 2021, $1.38 billion related to future production costs and $564 million related to our foreign currency balances and other expected foreign currency cash flows.

Interest Risk
Interest rates on future long-term debt issuances are exposed to risk related to movements in long-term interest rates. Interest rate hedges may be used to modify this exposure at our discretion. There were no interest rate hedges outstanding at December 31, 2022 or 2021 but in the future we may use derivatives to manage our exposure to interest rates.

At December 31, 2022, the carrying value of our outstanding notes and debentures was $15.78 billion and the estimated fair value was $13.9 billion. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately $1.48 billion and $634 million, respectively.

Credit Risk
We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Our receivables do not represent significant concentrations of credit risk at December 31, 2022 or 2021, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

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

MANAGEMENT’ S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the effectiveness of internal control over financial reporting, as such term is defined in Rule 13a-15(f) or Rule 15d-15(f) of the Exchange Act. Paramount Global and its subsidiaries’ (the “Company”) internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of assets; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PARAMOUNT GLOBAL

By:	/s/ Robert M. Bakish
Robert M. Bakish President and Chief Executive Officer

By:	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

By:	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Paramount Global
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Paramount Global and its subsidiaries (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Amortization of Internally-Produced Television Programming Inventory that is Predominantly Monetized on an Individual Basis
As described in Notes 1 and 5 to the consolidated financial statements, the Company’s internally-produced television programming inventory that is predominantly monetized on an individual basis was $1.4 billion as of December 31, 2022. For internally-produced television programs that are predominantly monetized on an individual basis, management uses an individual-film-forecast computation method to amortize capitalized production costs over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. The estimate of Ultimate Revenues includes revenues to be earned within 10 years from the delivery of the first episode, or, if still in production, 5 years from the delivery of the most recent episode, if later. These estimates are based on the past performance of similar television programs in a market, the performance in the initial markets, and future firm commitments to license programs.
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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 16, 2023

We have served as the Company’s or its predecessor’s auditor since 1970.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues	$30,154	$28,586	$25,285
Costs and expenses:
Operating	19,845	17,744	14,992
Selling, general and administrative	7,033	6,398	5,320
Depreciation and amortization	405	390	430
Restructuring and other corporate matters	585	100	618
Total costs and expenses	27,868	24,632	21,360
Net gain on dispositions	56	2,343	214
Operating income	2,342	6,297	4,139
Interest expense	(931)	(986)	(1,031)
Interest income	108	53	60
Net gains (losses) from investments	(9)	47	206
Loss on extinguishment of debt	(120)	(128)	(126)
Other items, net	(124)	(77)	(101)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,266	5,206	3,147
Provision for income taxes	(227)	(646)	(535)
Equity in loss of investee companies, net of tax	(204)	(91)	(28)
Net earnings from continuing operations	835	4,469	2,584
Net earnings from discontinued operations, net of tax	379	162	117
Net earnings (Paramount and noncontrolling interests)	1,214	4,631	2,701
Net earnings attributable to noncontrolling interests	(110)	(88)	(279)
Net earnings attributable to Paramount	$1,104	$4,543	$2,422

Amounts attributable to Paramount:
Net earnings from continuing operations	$725	$4,381	$2,305
Net earnings from discontinued operations, net of tax	379	162	117
Net earnings attributable to Paramount	$1,104	$4,543	$2,422

Basic net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$1.03	$6.77	$3.74
Net earnings from discontinued operations	$.58	$.25	$.19
Net earnings	$1.61	$7.02	$3.93

Diluted net earnings per common share attributable to Paramount:
Net earnings from continuing operations	$1.03	$6.69	$3.73
Net earnings from discontinued operations	$.58	$.25	$.19
Net earnings	$1.61	$6.94	$3.92

Weighted average number of common shares outstanding:
Basic	649	641	616
Diluted	650	655	618
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net earnings (Paramount and noncontrolling interests)	$1,214	$4,631	$2,701
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(240)	(143)	134
Decrease (increase) to net actuarial loss and prior service costs	337	75	(2)
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	97	(68)	132
Other comprehensive income (loss) from discontinued operations	(7)	(3)	5
Comprehensive income	1,304	4,560	2,838
Less: Comprehensive income attributable to noncontrolling interests	105	87	278
Comprehensive income attributable to Paramount	$1,199	$4,473	$2,560
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$2,885	$6,267
Receivables, net	7,412	6,984
Programming and other inventory	1,342	1,504
Prepaid expenses and other current assets	1,308	1,176
Current assets of discontinued operations	787	745
Total current assets	13,734	16,676
Property and equipment, net	1,762	1,736
Programming and other inventory	16,278	13,358
Goodwill	16,499	16,584
Intangible assets, net	2,694	2,772
Operating lease assets	1,391	1,630
Deferred income tax assets, net	1,242	1,206
Other assets	3,991	3,824
Assets held for sale	—	19
Assets of discontinued operations	802	815
Total Assets	$58,393	$58,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,403	$800
Accrued expenses	2,071	2,323
Participants’ share and royalties payable	2,416	2,159
Accrued programming and production costs	2,063	1,342
Deferred revenues	973	1,091
Debt	239	11
Other current liabilities	1,477	1,182
Current liabilities of discontinued operations	549	571
Total current liabilities	11,191	9,479
Long-term debt	15,607	17,698
Participants’ share and royalties payable	1,744	1,244
Pension and postretirement benefit obligations	1,458	1,946
Deferred income tax liabilities, net	1,077	1,063
Operating lease liabilities	1,428	1,598
Program rights obligations	367	404
Other liabilities	1,715	1,898
Liabilities of discontinued operations	200	213
Redeemable noncontrolling interest	—	107

Commitments and contingencies (Note 20)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2022 and 2021)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2022 and 2021) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,112 (2022) and 1,110 (2021) shares issued	1	1
Additional paid-in capital	33,063	32,918
Treasury stock, at cost; 503 (2022 and 2021) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	14,737	14,343
Accumulated other comprehensive loss	(1,807)	(1,902)
Total Paramount stockholders’ equity	23,036	22,402
Noncontrolling interests	570	568
Total Equity	23,606	22,970
Total Liabilities and Equity	$58,393	$58,620
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net earnings (Paramount and noncontrolling interests)	$1,214	$4,631	$2,701
Less: Net earnings from discontinued operations, net of tax	379	162	117
Net earnings from continuing operations	835	4,469	2,584
Adjustments to reconcile net earnings from continuing operations to net cash flow (used for) provided by operating activities from continuing operations:
Depreciation and amortization	405	390	430
Amortization of content costs and participation and residuals expense	14,951	13,649	11,286
Deferred tax provision (benefit)	(106)	90	122
Stock-based compensation	172	192	274
Net gain on dispositions	(56)	(2,343)	(214)
Net (gains) losses from investments	9	(47)	(206)
Loss on extinguishment of debt	120	128	126
Equity in loss of investee companies, net of tax and distributions	207	96	34
Change in assets and liabilities
(Increase) decrease in receivables	(180)	179	(68)
Increase in inventory and related program, participation, and residuals liabilities	(17,164)	(16,763)	(12,283)
Increase in accounts payable and other liabilities	596	642	60
Decrease in pension and postretirement benefit obligations	(44)	(61)	(20)
Increase in income taxes	272	265	2
Other, net	(159)	(51)	88
Net cash flow (used for) provided by operating activities from continuing operations	(142)	835	2,215
Net cash flow provided by operating activities from discontinued operations	361	118	79
Net cash flow provided by operating activities	219	953	2,294
Investing Activities:
Investments	(254)	(193)	(59)
Capital expenditures	(358)	(354)	(324)
Acquisitions, net of cash acquired	—	(54)	(147)
Proceeds from dispositions	95	3,028	593
Other investing activities	(1)	(25)	—
Net cash flow (used for) provided by investing activities from continuing operations	(518)	2,402	63
Net cash flow used for investing activities from discontinued operations	(8)	(7)	(7)
Net cash flow (used for) provided by investing activities	(526)	2,395	56
Financing Activities:
Repayments of commercial paper borrowings, net	—	—	(698)
Proceeds from issuance of debt	1,138	58	4,375
Repayment of debt	(3,140)	(2,230)	(2,909)
Dividends paid on preferred stock	(58)	(30)	—
Dividends paid on common stock	(631)	(617)	(600)
Proceeds from issuance of preferred stock	—	983	—
Proceeds from issuance of common stock	—	1,672	—
Purchase of Company common stock	—	—	(58)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(31)	(110)	(93)
Proceeds from exercise of stock options	—	408	5
Payments to noncontrolling interests	(218)	(235)	(59)
Other financing activities	(41)	(51)	(53)
Net cash flow used for financing activities	(2,981)	(152)	(90)
Effect of exchange rate changes on cash and cash equivalents	(94)	(48)	25
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,382)	3,148	2,285
Cash, cash equivalents and restricted cash at beginning of year (includes $135 (2021) and $202 (2020) of restricted cash)	6,267	3,119	834
Cash, cash equivalents and restricted cash at end of year (includes $135 (2020) of restricted cash)	$2,885	$6,267	$3,119
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Preferred Stock		Class A and B Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Non-Controlling Interests		Total Equity
	(Shares)		(Shares)
December 31, 2019	—	$—	615	$1	$(22,908)	$29,590	$8,494	$(1,970)	$13,207	$82		$13,289
Stock-based compensation activity	—	—	3	—	—	195	—	—	195	—		195
Class B Common Stock purchased	—	—	(1)	—	(50)	—	—	—	(50)	—		(50)
Common stock dividends	—	—	—	—	—	—	(601)	—	(601)	—		(601)
Noncontrolling interests	—	—	—	—	—	—	60	—	60	325	(a)	385
Net earnings	—	—	—	—	—	—	2,422	—	2,422	279		2,701
Other comprehensive income (loss)	—	—	—	—	—	—	—	138	138	(1)		137
December 31, 2020	—	—	617	1	(22,958)	29,785	10,375	(1,832)	15,371	685		16,056
Stock-based compensation activity	—	—	11	—	—	493	—	—	493	—		493
Stock issuances	10	—	20	—	—	2,655	—	—	2,655	—		2,655
Preferred stock dividends	—	—	—	—	—	—	(44)	—	(44)	—		(44)
Common stock dividends	—	—	—	—	—	—	(625)	—	(625)	—		(625)
Noncontrolling interests	—	—	—	—	—	(15)	94	—	79	(204)		(125)
Net earnings	—	—	—	—	—	—	4,543	—	4,543	88		4,631
Other comprehensive loss	—	—	—	—	—	—	—	(70)	(70)	(1)		(71)
December 31, 2021	10	—	648	1	(22,958)	32,918	14,343	(1,902)	22,402	568		22,970
Stock-based compensation activity	—	—	2	—	—	145	—	—	145	—		145
Preferred stock dividends	—	—	—	—	—	—	(58)	—	(58)	—		(58)
Common stock dividends	—	—	—	—	—	—	(635)	—	(635)	—		(635)
Noncontrolling interests	—	—	—	—	—		(17)	—	(17)	(103)		(120)
Net earnings	—	—	—	—	—	—	1,104	—	1,104	110		1,214
Other comprehensive loss	—	—	—	—	—	—	—	95	95	(5)		90
December 31, 2022	10	$—	650	$1	$(22,958)	$33,063	$14,737	$(1,807)	$23,036	$570		$23,606
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

Beginning in the first quarter of 2022, primarily as a result of our increased strategic focus on our direct-to-consumer streaming businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in a change to our operating segments. Our management structure was reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of domestic and international streaming services, and a film studio. Accordingly, for all periods presented we are reporting results based on the following segments:
•TV Media—Our TV Media segment consists of our (1) broadcast operations — the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) premium and basic cable networks, including Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, Showtime Networks’ premium subscription streaming service (Showtime OTT), BET+ and Noggin.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness and Miramax.

In January 2023, we announced that we will be fully integrating Showtime into Paramount+ across both streaming and linear platforms later in 2023.

Discontinued Operations—In November 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment, to Penguin Random House LLC (“Penguin Random House”), a wholly owned subsidiary of Bertelsmann SE & Co. KGaA. As a result, we began presenting Simon & Schuster as a discontinued operation in our consolidated financial statements for the fourth quarter of 2020. In November 2021, the U.S. Department of Justice (the “DOJ”) filed suit in the United States District Court for the District of Columbia to block the sale and in October 2022 the Court ruled in favor of the DOJ. In November 2022, we terminated the agreement and in accordance with its terms, subsequently received a $200 million termination fee. Simon & Schuster remains a noncore asset as it does not fit strategically within our video-based portfolio. We expect to enter into a new agreement to sell Simon & Schuster in 2023. Assuming that we do so, closing would be subject to closing conditions that would include regulatory approval. Simon & Schuster continues to be presented as a discontinued operation for all periods presented (see Note 3).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Principles of Consolidation—The consolidated financial statements include the accounts of Paramount, its subsidiaries in which a controlling interest is maintained and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after the elimination of intercompany transactions. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Our proportionate share of net earnings or loss of the entity is recorded in “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations.

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

In addition, production inventory is reduced by contributions from co-production partners, as applicable, and tax incentives earned for qualified production spending in certain U.S. states and international locations. As a result, the benefit of these items will be recognized through reduced amortization over the life of the related content. Included in “Other current assets” and “Other assets” on the Consolidated Balance Sheet at December 31, 2022 were receivables for production tax incentives of $0.3 billion and $1.4 billion, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We categorize our capitalized production and programming costs based on the expected predominant monetization strategy throughout the life of the content. Our programming that is expected to be predominantly monetized through licensing and distribution on third-party platforms is considered individually monetized and our programming that is expected to be predominantly monetized on our networks and streaming services together with other programming, is considered to be monetized as part of a film group. The predominant monetization strategy is determined when capitalization of production costs commences and is reassessed if there is a significant change to the expected future monetization strategy. This reassessment will include an assessment of the monetization strategy throughout the entire life of the programming.

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

For programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on an estimate of the timing of our usage of and benefit from such programming. The costs of programming rights licensed under multi-year sports programming agreements are capitalized if the rights payments are made before the related economic benefit has been received and amortized over the period in which an economic benefit is expected to be derived based on the relative value of the events broadcast by us during a period in relation to the estimated total value of the events over the term of the sports programming agreement.

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the film group is less

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

than its unamortized costs. If the carrying value of a film group or individual television program or feature film exceeds the estimated fair value, an impairment charge will then be recorded in the amount of the difference. A change in the monetization strategy of content, whether monetized individually or as part of a film group, will result in a reassessment of the predominant monetization strategy and may trigger an assessment of the content for impairment. Any resulting impairment test will be performed either at the individual level, if the predominant monetization strategy is determined to be individual, or at the film group level where the future cash flows will be generated. In addition, unamortized costs for internally-produced or acquired programming that has been abandoned are written off.

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

Investments—Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Equity investments for which we have no significant influence are measured at fair value where a readily determinable fair value exists. Equity investments that do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for observable price changes. Gains and losses resulting from changes in the fair value of equity investments are recorded in “Net gains (losses) from investments” on the Consolidated Statements of Operations. We monitor our investments for impairment and reduce the carrying value of the investment if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in “Other assets” on the Consolidated Balance Sheets.

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are at or one level below our operating segments. Intangible assets with finite lives, which primarily consist of trade names, licenses, and customer agreements are generally amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Goodwill and other intangible assets with indefinite lives, which consist primarily of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized (see Note 6).

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
Fair Value Measurements—Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The framework for measuring fair value provides a hierarchy that prioritizes the inputs to valuation techniques used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. Certain assets and liabilities, including foreign currency hedges and deferred compensation liabilities, are measured and recorded at fair value on a recurring basis. Other assets and liabilities, including television and film production costs, lease assets, goodwill, intangible assets, and equity-method investments are recorded at fair value only if an impairment charge is recognized. Impairment charges, if applicable, are generally determined using discounted cash flows, which is a Level 3 valuation technique.

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

Affiliate and Subscription Revenues—Affiliate and subscription revenues are principally comprised of fees received from multichannel video programming distributors (“MVPDs”) and third-party live television streaming services (“virtual MVPDs”, or “vMVPDs”) for carriage of our cable networks (“cable affiliate fees”) and our owned television stations (“retransmission fees”); fees received from television stations for their affiliation with the CBS Television Network (“reverse compensation”); and subscription fees for our subscription streaming services. Costs incurred for advertising, marketing and other services provided to us by cable, satellite and other distributors that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction to revenues.

The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with MVPDs and vMVPDs, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming. For affiliate revenues, payments are generally due monthly. Subscription revenues to our streaming services are recognized evenly over the subscription period.

Theatrical Revenues—Theatrical revenue is earned from the theatrical distribution of our films during the exhibition period. Under these arrangements, revenues are recognized based on sales to the end customer.

Licensing and Other Revenues—Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced or distributed for third parties; home entertainment revenues, which include revenues from the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services, and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; and revenues from the rental of production facilities.

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

Revenue Allowances—DVDs and Blu-ray discs are generally sold with a right of return. We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives. In determining this provision, we consider sources of qualitative and quantitative evidence including forecast sales data, customers’ rights of return, sales levels for units already shipped, historical return rates for similar products, current economic trends, the competitive environment, promotions and our sales strategies. Reserves for sales returns and allowances of $70 million and $36 million at December 31, 2022 and 2021, respectively, are recorded in “Other current liabilities” on the Consolidated Balance Sheets.

Reserves for accounts receivable reflect our expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. Our allowance for credit losses was $111 million and $80 million at December 31, 2022 and 2021, respectively. The provision for doubtful accounts charged to expense was $40 million in 2022, $8 million in 2021 and $32 million in 2020. The expense in 2022 principally includes a charge for amounts due from customers in Russia, Belarus and Ukraine following Russia’s invasion of Ukraine in the first quarter of 2022 (see Note 7).

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

We also enter into collaborative arrangements with other studios to jointly finance and distribute film and television programming, under which each partner is responsible for distribution of the program in specific territories or distribution windows. Under these arrangements, our share of costs for co-productions are initially capitalized as programming inventory and amortized over the estimated economic life of the program. In such arrangements where we have distribution rights, all proceeds generated from such distribution are recorded as revenues and any participation profits due to third party collaborators are recorded as participation expenses. In co-production arrangements where third party collaborators have distribution rights, our net participating profits are recorded as revenues.

Amounts attributable to transactions arising from collaborative arrangements between participants were not material to the consolidated financial statements for any period presented.

Leases—Our leases are principally comprised of operating leases for office space, equipment, satellite transponders and studio facilities. We determine that a contract contains a lease if we obtain substantially all of the economic benefits of, and the right to direct the use of, an asset identified in the contract. For leases with terms greater than 12 months, we record a right-of-use asset and a lease liability representing the present value of future lease payments. The discount rate used to measure the lease asset and liability is determined at the beginning of the lease term using the rate implicit in the lease, if readily determinable, or our collateralized incremental borrowing rate. For those contracts that include fixed rental payments for both the use of the asset (“lease costs”) as well as for other occupancy or service costs relating to the asset (“non-lease costs”), we generally include both the lease costs and non-lease costs in the measurement of the lease asset and liability. We also own buildings and production facilities where we lease space to lessees.

Our leases generally have remaining terms of up to 14 years and often contain renewal options to extend the lease for periods of generally up to 10 years. For leases that contain renewal options, we include the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expense and income for our operating leases are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized in programming assets and amortized over the projected useful life of the related programming.

Advertising—Advertising costs are expensed as incurred. We incurred total advertising expenses of $2.69 billion in 2022, $2.14 billion in 2021 and $1.31 billion in 2020.

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

Foreign Currency Translation and Transactions—Assets and liabilities of subsidiaries with a functional currency other than the United States (“U.S.”) Dollar are translated into U.S. Dollars at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods. The resulting translation gains and losses are included as a separate component of stockholders’ equity in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. Argentina has been designated as a highly inflationary economy during all periods presented. Transactions denominated in currencies other than the functional currency will result in remeasurement gains and losses, which are included in “Other items, net” on the Consolidated Statements of Operations.

Net Earnings per Common Share—Basic net earnings per share (“EPS”) is based upon net earnings available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Net earnings available to common stockholders is calculated as net earnings from continuing operations or net earnings, as applicable, adjusted to include dividends on our Mandatory Convertible Preferred Stock, which was issued in March 2021 (see Note 15).

Weighted average shares for diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted share units (“RSUs”) or performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-mentioned preferred stock dividend adjustment to net earnings available to common stockholders.

Excluded from the calculation of diluted EPS because their inclusion would have been antidilutive, were stock options and RSUs of 11 million, 6 million and 22 million for the years ended December 31, 2022, 2021 and 2020, respectively. Also excluded from the calculation of diluted EPS for the year ended December 31, 2022, was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2022	2021	2020
(in millions)
Weighted average shares for basic EPS	649	641	616
Dilutive effect of shares issuable under stock-based compensation plans	1	5	2
Conversion of Mandatory Convertible Preferred Stock	—	9	—
Weighted average shares for diluted EPS	650	655	618
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings from continuing operations and net earnings used in our calculation of diluted EPS for the year ended December 31, 2022 include the preferred stock dividends recorded during the period. The table below presents a reconciliation of net earnings from continuing operations and net earnings to the amounts used in the calculations of basic and diluted EPS.

Year Ended December 31,	2022	2021
Amounts attributable to Paramount:
Net earnings from continuing operations	$725	$4,381
Preferred stock dividends	(58)	(44)
Net earnings from continuing operations for basic EPS calculation	667	4,337
Preferred stock dividend adjustment	—	44
Net earnings from continuing operations for diluted EPS calculation	$667	$4,381

Amounts attributable to Paramount:
Net earnings	$1,104	$4,543
Preferred stock dividends	(58)	(44)
Net earnings for basic EPS calculation	1,046	4,499
Preferred stock dividend adjustment	—	44
Net earnings for diluted EPS calculation	$1,046	$4,543
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

2) ACQUISITIONS AND DISPOSITIONS
Acquisitions
During 2021, we made payments totaling $54 million, net of cash acquired, for the acquisition of Chilevisión, a free-to-air television channel, and a controlling interest in Fox TeleColombia & Estudios TeleMexico, a Spanish language content producer. The results of these companies are included in the TV Media segment from the dates of acquisition.

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
Dispositions
In September 2022, in connection with our funding commitments under our streaming joint venture, SkyShowtime, we made a noncash contribution of certain assets of Paramount+ in Denmark, Finland, Norway and Sweden (the “Nordics”) to the joint venture, which resulted in a gain of $41 million. Upon the transfer of these assets, the SkyShowtime service was launched in the Nordics, where it replaced Paramount+.
Also in 2022, we recorded gains on dispositions totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center, which is described below.

During October 2021, we completed the sale of 51 West 52nd Street, an office tower that was formerly the headquarters of CBS, to Harbor Group International, LLC, for $760 million, resulting in a gain of $523 million. We have a lease for a portion of the space we occupied with terms that end in 2023 and 2024.

In December 2021, we completed the sale of CBS Studio Center to a partnership formed by Hackman Capital Partners, LLC and Square Mile Capital Management, LLC for $1.85 billion. At closing, we executed a 10-year lease-back of the portion of a building on the property that is used by our Los Angeles television stations. The lease-back began at the time of the sale and includes an option to terminate one floor without penalty beginning on the fifth anniversary. The sale resulted in a gain of $1.70 billion.

In addition, during 2021 we recognized a net gain of $117 million, principally relating to the sale of a noncore trademark licensing operation.

In October 2020, we completed the sale of CNET Media Group to Red Ventures for $484 million. This transaction resulted in a gain of $214 million.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) DISCONTINUED OPERATIONS
The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2022, 2021 and 2020, which primarily relates to Simon & Schuster (see Note 1).

Year Ended December 31, 2022	Simon & Schuster	Other (a)	Total
Revenues	$1,177	$—	$1,177
Costs and expenses:
Operating	746	(30)	716
Selling, general and administrative	180	—	180
Restructuring charges	3	—	3
Total costs and expenses	929	(30)	899
Operating income	248	30	278
Termination fee, net of advisory fees	190	—	190
Other items, net	(12)	—	(12)
Earnings from discontinued operations	426	30	456
Income tax provision	(70)	(7)	(77)
Net earnings from discontinued operations, net of tax	$356	$23	$379

Year Ended December 31, 2021	Simon & Schuster	Other (a)	Total
Revenues	$993	$—	$993
Costs and expenses:
Operating	618	(16)	602
Selling, general and administrative	158	—	158
Depreciation and amortization	3	—	3
Restructuring charges	1	—	1
Total costs and expenses	780	(16)	764
Operating income	213	16	229
Other items, net	(10)	—	(10)
Earnings from discontinued operations	203	16	219
Income tax provision	(46)	(11)	(57)
Net earnings from discontinued operations, net of tax	$157	$5	$162

Year Ended December 31, 2020	Simon & Schuster	Other (a)	Total
Revenues	$901	$—	$901
Costs and expenses:
Operating	573	(19)	554
Selling, general and administrative	172	—	172
Depreciation and amortization	5	—	5
Restructuring charges	10	—	10
Total costs and expenses	760	(19)	741
Operating income	141	19	160
Other items, net	(5)	—	(5)
Earnings from discontinued operations	136	19	155
Income tax provision	(34)	(4)	(38)
Net earnings from discontinued operations, net of tax	$102	$15	$117
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the major classes of assets and liabilities of our discontinued operations.

At December 31,	2022	2021
Receivables, net	$558	$536
Other current assets	229	209
Goodwill	434	435
Property and equipment, net	53	46
Operating lease assets	204	203
Other assets	111	131
Total Assets	$1,589	$1,560
Royalties payable	$161	$155
Other current liabilities	388	416
Operating lease liabilities	182	194
Other liabilities	18	19
Total Liabilities	$749	$784
4) PROPERTY AND EQUIPMENT

At December 31,	2022	2021
Land	$371	$372
Buildings	863	842
Equipment and other	4,242	4,272
	5,476	5,486
Less accumulated depreciation	3,714	3,750
Property and equipment, net	$1,762	$1,736

Year Ended December 31,	2022	2021	2020
Depreciation expense (a)	$337	$344	$345
(a) Included in depreciation expense for 2020 is $12 million of accelerated depreciation resulting from the abandonment of technology in connection with synergy plans related to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”).
5) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at December 31, 2022 and 2021, grouped by type and predominant monetization strategy. During the first quarter of 2022, in connection with our increased strategic focus on our streaming businesses, we reassessed our predominant monetization strategy for certain of our internally-produced content, and determined that it had shifted from individual to film group as a result of expected increased monetization of the content on our streaming services.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2022	2021
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,238	$3,432
Internally-produced television and film programming:
Released	7,154	3,808
In process and other	3,299	2,609

Individual Monetization:
Acquired libraries	394	441
Film inventory:
Released	694	606
Completed, not yet released	129	253
In process and other	1,317	1,303
Internally-produced television programming:
Released	624	1,604
In process and other	726	769
Home entertainment	45	37
Total programming and other inventory	17,620	14,862
Less current portion	1,342	1,504
Total noncurrent programming and other inventory	$16,278	$13,358
The following table presents amortization of television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

Year Ended December 31,	2022	2021	2020
Programming costs, acquired programming	$5,018	$5,143	$3,779

Production costs, internally-produced television and film programming:
Individual monetization	$2,104	$3,245	$2,669
Film group monetization	$5,187	$3,248	$3,133
Programming Charges
Included in the table above for the year ended December 31, 2020, are programming charges of $159 million primarily related to the abandonment of certain incomplete programs resulting from production shutdowns related to the coronavirus pandemic (COVID-19). Programming charges of $154 million and $5 million are included within the TV Media and Filmed Entertainment segments, respectively.
In connection with our plan to integrate Showtime into Paramount+ across both streaming and linear platforms in 2023, we have undertaken a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. At the same time, we are rationalizing and right-sizing our international operations to align with our streaming strategy, and closing or globalizing certain of our international channels. We plan to complete this review in the first quarter of 2023 and abandon or remove from our platforms certain content, which will result in charges for the impairment or abandonment of the affected content, which we estimate will be approximately $1.3 billion to $1.5 billion.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents the expected amortization over each of the next three years of released programming inventory on the Consolidated Balance Sheet at December 31, 2022. This information does not include the expected effects of the 2023 programming charges discussed above.

	2023	2024	2025
Programming costs, acquired programming	$2,187	$593	$285

Production costs, internally-produced television and film programming:
Individual monetization	$822	$248	$136
Film group monetization	$3,175	$1,812	$1,147
During the year ending December 31, 2023, we expect to amortize approximately $63 million of our completed, not yet released film inventory, which is monetized on an individual basis.
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

Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2022, we had five reporting units. FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2022, we had 14 television markets with FCC license book values.

For our annual impairment test, we perform qualitative assessments for the reporting units and television markets with FCC licenses that we estimate have fair values that significantly exceed their respective carrying values. In making this determination, we also consider the duration of time since a quantitative test was performed. For the 2022 annual impairment test, we performed qualitative assessments for nine of our television markets and all of our reporting units. Considering the aggregation of all relevant factors, including the significant headroom in our most recent tests, we concluded that it is not more likely than not that the fair values of our reporting units and the fair value of FCC licenses within each of these markets are less than their respective carrying values. Therefore, performing a quantitative impairment test for these reporting units and FCC licenses was unnecessary.

For the 2022 annual test for FCC licenses, we performed a quantitative impairment test for the remaining five markets. The quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections. The discount rate and the long-term growth rate were 8% and 1%, respectively. The impairment tests indicated that the estimated fair values of FCC licenses in two of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $27 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $184 million. The impairment charge, which is included within “Depreciation and amortization” in the Consolidated Statement of Operations and recorded within the TV Media segment, was the result of a higher discount rate utilized in our annual impairment tests, reflecting the

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

impacts of market volatility and higher interest rates. Additionally, the estimated fair values of FCC licenses in the three remaining markets, which had an aggregate carrying value of $787 million, were each within 10% of their respective carrying values.

In the fourth quarter of 2022, as a result of a management reorganization, the reporting units within our TV Media segment changed from three to two reporting units. Accordingly, we reallocated goodwill using a relative fair value approach and performed further qualitative goodwill impairment assessments on the two reporting units subsequent to the reallocation of goodwill, and concluded that the fair values of these reporting units continued to exceed their respective carrying values.

In the first quarter of 2022, in connection with changes to our management structure and the resulting change in operating segments, we reassessed our reporting units and reallocated goodwill from the four reporting units in place prior to the realignment to six reporting units, using a relative fair value approach. We performed goodwill impairment tests as of January 1, 2022 on the reporting units in place before and after the change and concluded that the fair values of these reporting units continued to exceed their respective carrying values with significant estimated headroom and, therefore, no impairment charge was required.

The following tables present the changes in the book value of goodwill by segment for the years ended December 31, 2022 and 2021.

	Balance at	Acquisitions /	Foreign	Balance at
	December 31, 2021	(Dispositions)	Currency	December 31, 2022
TV Media:
Goodwill	$24,590	$—	$(85)	$24,505
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	11,236	—	(85)	11,151
Direct-to-Consumer
Goodwill	2,728	—	—	2,728
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,728	—	—	2,728
Filmed Entertainment:
Goodwill	2,620	—	—	2,620
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,620	—	—	2,620
Total:
Goodwill	29,938	—	(85)	29,853
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	$16,584	$—	$(85)	$16,499

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	Acquisitions /	Foreign	Balance at
	December 31, 2020	(Dispositions)	Currency	December 31, 2021
TV Media:
Goodwill	$24,618	$16	$(44)	$24,590
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	11,264	16	(44)	11,236
Direct-to-Consumer:
Goodwill	2,728	—	—	2,728
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,728	—	—	2,728
Filmed Entertainment:
Goodwill	2,620	—	—	2,620
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,620	—	—	2,620
Total:
Goodwill	29,966	16	(44)	29,938
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	$16,612	$16	$(44)	$16,584

Our intangible assets were as follows:

		Accumulated
At December 31, 2022	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$252	$(153)	$99
Licenses	128	(55)	73
Customer agreements	123	(101)	22
Other intangible assets	234	(181)	53
Total intangible assets subject to amortization	737	(490)	247
FCC licenses	2,389	—	2,389
International broadcast licenses	24	—	24
Other intangible assets	34	—	34
Total intangible assets	$3,184	$(490)	$2,694

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

		Accumulated
At December 31, 2021	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$257	$(140)	$117
Licenses	140	(53)	87
Customer agreements	124	(98)	26
Other intangible assets	237	(170)	67
Total intangible assets subject to amortization	758	(461)	297
FCC licenses	2,416	—	2,416
International broadcast licenses	25	—	25
Other intangible assets	34	—	34
Total intangible assets	$3,233	$(461)	$2,772
Amortization expense was as follows:

Year Ended December 31,	2022	2021	2020
Amortization expense (a)	$68	$46	$85
(a) For 2022 and 2020, amortization expense includes impairment charges of $27 million and $25 million, respectively, to write down the carrying value of FCC licenses, which were recorded within the TV Media segment.

We expect our aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2023 through 2027, to be as follows:

	2023	2024	2025	2026	2027
Future amortization expense	$38	$29	$25	$24	$23
7) RESTRUCTURING AND OTHER CORPORATE MATTERS
During the years ended December 31, 2022, 2021 and 2020, we recorded the following costs associated with restructuring and other corporate matters.

Year Ended December 31,	2022	2021	2020
Severance (a)	$260	$65	$472
Lease impairments and other exit costs	68	35	70
Restructuring charges	328	100	542
Merger-related costs	—	—	56
Other corporate matters	257	—	20
Restructuring and other corporate matters	$585	$100	$618
(a) Severance costs include the accelerated vesting of stock-based compensation.

Restructuring Charges
Since the Merger, we have implemented a series of initiatives designed to integrate and transform our operations, including changes in our management structure, some of which resulted in changes to our operating segments (see Note 1). These initiatives led to restructuring actions, and as a result, we recorded restructuring charges of $260 million, $65 million, and $472 million during the years ended December 31, 2022, 2021 and 2020, respectively, for severance associated with the elimination of positions and changes in management. In 2022, the actions giving

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

rise to the restructuring charges are primarily associated with our segment realignment, our plan to integrate Showtime into Paramount+ across both streaming and linear platforms, and restructuring of our international operations. In addition, since the Merger we have been consolidating our real estate portfolio to reduce our real estate footprint and create cost synergies. In connection with this consolidation, we identified lease assets that we determined we would not use and instead sublease or terminate early, which resulted in lease impairment charges of $68 million, $35 million, and $42 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the lease assets that we plan to sublease, the impairment charges were the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values. For the year ended December 31, 2020, we also recorded other exit costs of $28 million resulting from the termination of contractual obligations.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The majority of the restructuring liability at December 31, 2022, which primarily relates to severance payments, is expected to be paid by the end of 2023.

		2022 Activity
	Balance at December 31, 2021	Charges (a)	Payments	Balance at December 31, 2022
TV Media	$122	$221	$(92)	$251
Direct-to-Consumer	—	8	—	8
Filmed Entertainment	34	17	(22)	29
Corporate	34	—	(20)	14
Total	$190	$246	$(134)	$302

		2021 Activity
	Balance at December 31, 2020	Charges (a)	Payments	Balance at December 31, 2021
TV Media	$256	$21	$(155)	$122
Filmed Entertainment	30	23	(19)	34
Corporate	86	1	(53)	34
Total	$372	$45	$(227)	$190
(a) For the years ended December 31, 2022 and 2021, excludes stock-based compensation expense of $14 million and $20 million, respectively, and lease asset impairments of $68 million and $35 million, respectively.

Other Corporate Matters
In 2022, in addition to the above-mentioned restructuring charges, we recorded charges for other corporate matters of $257 million, consisting of $211 million associated with litigation described under Legal Matters—Stockholder Matters in Note 20 and $46 million recorded following Russia’s invasion of Ukraine in the first quarter of 2022, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At December 31, 2022, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.8% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

Year Ended December 31,	2022 (a)	2021	2020
Revenues	$358	$237	$106
Operating expenses	$24	$21	$13

At December 31,	2022 (a)	2021
Accounts receivable	$198	$50
(a) Revenues for the year ended December 31, 2022 and accounts receivable at December 31, 2022 include amounts related to SkyShowtime.

Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
9) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 19 for revenues by segment disaggregated into these categories.

Year Ended December 31,	2022	2021	2020
Revenues by Type:
Advertising	$10,890	$11,412	$9,751
Affiliate and subscription	11,551	10,442	9,166
Theatrical	1,223	241	180
Licensing and other	6,490	6,491	6,188
Total Revenues	$30,154	$28,586	$25,285

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Receivables
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.61 billion and $1.84 billion at December 31, 2022 and 2021, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Our receivables do not represent significant concentrations of credit risk at December 31, 2022 or 2021, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.06 billion, $1.20 billion and $1.12 billion at December 31, 2022, 2021 and 2020, respectively. We recognized revenues of $0.9 billion for each of the years ended December 31, 2022 and 2021 and $0.6 billion for the year ended December 31, 2020 that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At December 31, 2022, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $9 billion, of which $4 billion is expected to be recognized in 2023, $2 billion in 2024, $1 billion in 2025, and $2 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of $0.4 billion for each of the years ended December 31, 2022, 2021 and 2020, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangement, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

10) DEBT
Our debt consists of the following:

At December 31,	2022	2021
7.875% Debentures due 2023	$139	$139
7.125% Senior Notes due 2023	35	35
3.875% Senior Notes due 2024	—	490
3.70% Senior Notes due 2024	—	599
3.50% Senior Notes due 2025	—	597
4.75% Senior Notes due 2025	552	1,242
4.0% Senior Notes due 2026	795	793
3.45% Senior Notes due 2026	124	123
2.90% Senior Notes due 2027	694	692
3.375% Senior Notes due 2028	496	496
3.70% Senior Notes due 2028	494	493
4.20% Senior Notes due 2029	495	494
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,226	1,223
4.20% Senior Notes due 2032	975	972
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,071	1,070
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	488	488
4.375% Senior Debentures due 2043	1,130	1,123
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,233	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	540
4.60% Senior Notes due 2045	590	590
4.95% Senior Notes due 2050	946	944
5.875% Junior Subordinated Debentures due 2057	—	514
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	—
Other bank borrowings	55	35
Obligations under finance leases	10	16
Total debt (a)	15,846	17,709
Less current portion of long-term debt	239	11
Total long-term debt, net of current portion	$15,607	$17,698
(a) At December 31, 2022 and 2021, the senior and junior subordinated debt balances included (i) a net unamortized discount of $442 million and $466 million, respectively, and (ii) unamortized deferred financing costs of $89 million and $95 million, respectively. The face value of our total debt was $16.38 billion at December 31, 2022 and $18.27 billion at December 31, 2021.

During the year ended December 31, 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion and redeemed, at par, our $520 million of 5.875% junior subordinated debentures due February 2057. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million.

During the year ended December 31, 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999%

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027 or on any interest payment date thereafter.

During the year ended December 31, 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

During the year ended December 31, 2020, we issued $4.50 billion of senior notes and redeemed long-term debt totaling $2.77 billion, prior to maturity, for an aggregate redemption price of $2.88 billion resulting in a pre-tax loss on extinguishment of debt of $126 million.

Our 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15, 2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

The interest rate payable on our 3.45% senior notes due October 2026, will be subject to adjustment from time to time if Moody’s Investor Services, Inc. or S&P Global Ratings downgrades (or downgrades and subsequently upgrades) the credit rating assigned to these senior notes. The interest rate on these senior notes would increase by 0.25% upon each credit agency downgrade, up to a maximum of 2.00%, and would similarly be decreased for subsequent upgrades. At December 31, 2022, the outstanding principal amount of these senior notes was $124 million.

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

At December 31, 2022, our scheduled maturities of long-term debt at face value, which excludes payments for the related interest and finance leases, were as follows:

						2028 and
	2023	2024	2025	2026	2027	Thereafter
Long-term debt	$174	$—	$555	$924	$700	$13,959
Commercial Paper
At both December 31, 2022 and 2021, we had no outstanding commercial paper borrowings.

Credit Facility
At December 31, 2022, we had a $3.50 billion revolving credit facility with a maturity in January 2025 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

senior unsecured debt rating), depending on the type and tenor of the loans entered. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR rates, respectively. The Credit Facility has one principal financial covenant that requires our Consolidated Total Leverage Ratio to be less than 4.5x (which we may elect to increase to 5.0x for up to four consecutive quarters following a qualified acquisition) at the end of each quarter. The Consolidated Total Leverage Ratio reflects the ratio of our Consolidated Indebtedness at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. On February 14, 2022, we amended our Credit Facility to modify the definition of the Consolidated Total Leverage Ratio in the amended credit agreement to allow unrestricted cash and cash equivalents to be netted against Consolidated Indebtedness through June 2024. We met the covenant as of December 31, 2022.

At December 31, 2022, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.
Other Bank Borrowings
At December 31, 2022 and 2021, we had bank borrowings under Miramax’s $300 million credit facility, which matures in April 2023, of $55 million and $35 million, respectively, with weighted average interest rates of 7.09% and 3.50%, respectively.
11) LEASES
Lessee Contracts
We have operating leases primarily for office space, equipment, satellite transponders and studio facilities. We also have finance leases for equipment, which were not material for the periods presented. Lease costs are generally fixed, with certain contracts containing variable payments for non-lease costs based on usage and escalations in the lessors’ annual costs.

At December 31, 2022 and 2021, the following amounts were recorded on the Consolidated Balance Sheets relating to our operating leases.

	2022	2021
Right-of-Use Assets
Operating lease assets	$1,391	$1,630

Lease Liabilities
Other current liabilities	$292	$325
Operating lease liabilities	1,428	1,598
Total lease liabilities	$1,720	$1,923

	2022	2021
Weighted average remaining lease term	7 years	8 years

Weighted average discount rate	3.6%	3.4%

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents our lease cost relating to our operating leases.

Year Ended December 31,	2022	2021	2020
Operating lease cost (a) (b)	$373	$374	$379
Short-term lease cost (b) (c)	306	283	162
Variable lease cost (b) (d)	77	62	58
Sublease income	(12)	(20)	(24)
Total lease cost	$744	$699	$575
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

The following table presents supplemental cash flow information for our operating leases.

Year Ended December 31,	2022	2021	2020
Payments for amounts included in operating lease liabilities (operating cash flows)	$394	$399	$385

Noncash additions to operating lease assets	$170	$377	$221
The expected future payments relating to our operating lease liabilities at December 31, 2022 are as follows:

2023	$346
2024	294
2025	266
2026	227
2027	202
2028 and thereafter	654
Total minimum payments	1,989
Less amounts representing interest	269
Present value of minimum payments	$1,720
As of December 31, 2022, we had no material leases that were executed but not yet commenced.

Lessor Contracts
For the years ended December 31, 2022, 2021 and 2020, we recorded total lease income of $65 million, $145 million and $133 million, respectively, which relates to operating leases of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. The lower lease income for 2022 compared with prior years is the result of the sales of a production facility and an office building during the fourth quarter of 2021 (see Note 2). Accordingly, our future fixed lease income is not expected to be material.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) FINANCIAL INSTRUMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At December 31, 2022 and 2021, the carrying value of our outstanding notes and debentures was $15.78 billion and $17.66 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $13.9 billion and $21.5 billion, respectively.

Investments
At December 31, 2022 and 2021, included in “Other assets” on the Consolidated Balance Sheets are equity-method investments of $375 million and $568 million, respectively, and equity investments without a readily determinable fair value for which we have no significant influence of $70 million and $59 million, respectively.

Our equity-method investments include a 50% interest in SkyShowtime, a joint venture formed in 2022, which launched a new subscription streaming service in certain European territories, as well as interests in several international television joint ventures including a 49% interest in Viacom18, a joint venture in India. For the years ended December 31, 2021 and 2020, “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations included impairment charges of $34 million and $9 million, respectively, relating to television joint ventures.

During September 2022, we sold a 37.5% interest in The CW to Nexstar Media Inc. and received a noncash distribution of $139 million, comprised of certain licensing receivables earned by The CW prior to the sale. This transaction, which reduced our ownership in The CW to 12.5%, resulted in a loss of $4 million, which principally consists of transaction costs. This loss, along with an impairment of an investment sold in the fourth quarter of 2022 of $5 million, is recorded in “Net gains (losses) from investments” on the Consolidated Statements of Operations.

For 2021, “Net gains from investments” of $47 million on the Consolidated Statement of Operations primarily includes a gain of $37 million on the sale of an investment without a readily determinable fair value and a gain of $9 million from an increase in the fair value of a marketable security, which was sold in the third quarter of 2021. For 2020, “Net gains from investments” of $206 million reflects a gain of $213 million related to an increase in the value of our investment in fuboTV, Inc. which was sold in the fourth quarter of 2020, partially offset by an impairment of investments without a readily determinable fair value of $7 million.

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

At December 31, 2022 and 2021, the notional amount of all foreign currency contracts was $3.06 billion and $1.94 billion, respectively. For 2022, $2.40 billion related to future production costs and $655 million related to our foreign currency balances and other expected foreign currency cash flows. For 2021, $1.38 billion related to

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

future production costs and $564 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains recognized on derivative financial instruments were as follows:

Year Ended December 31,	2022	2021	Financial Statement Account
Non-designated foreign exchange contracts	$51	$14	Other items, net

We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.
13) FAIR VALUE MEASUREMENTS
The table below presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

At December 31,	2022	2021
Assets:
Foreign currency hedges	$39	$23
Total Assets	$39	$23
Liabilities:
Deferred compensation	$336	$435
Foreign currency hedges	83	29
Total Liabilities	$419	$464
During the fourth quarter 2022, we recorded an impairment charge of $27 million to write down the carrying values of FCC licenses in two markets to their estimated fair values, which were determined based on the Greenfield Discounted Cash Flow Method (Level 3). See Note 6.
14) VARIABLE INTEREST ENTITIES
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

At December 31,	2022	2021
Total assets	$1,961	$1,578

Total liabilities	$328	$184

Year Ended December 31,	2022	2021	2020 (a)
Revenues	$524	$576	$705

Operating income (loss)	$(56)	$43	$498
(a) The revenue and operating income include the licensing of the streaming rights to South Park by a consolidated 51%-owned VIE in 2020.
15) STOCKHOLDERS’ EQUITY
In general, the Company’s Class A Common Stock and Class B Common Stock have the same economic rights; however, holders of the Company’s Class B Common Stock do not have any voting rights, except as required by law. Holders of the Company’s Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of the Company’s Common Stock are entitled to vote.

Stock Offerings
On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. As of December 31, 2022, the Mandatory Convertible Preferred Stock had an aggregate liquidation preference of $1 billion.

Mandatory Convertible Preferred Stock
Unless earlier converted, each share of Mandatory Convertible Preferred Stock will automatically and mandatorily convert on the mandatory conversion date, expected to be April 1, 2024, into between 1.0013 and 1.1765 shares of our Class B Common Stock, subject to customary antidilution adjustments. The number of shares of Class B Common Stock issuable upon conversion will be determined based on the average of the volume-weighted average price per share of our Class B Common Stock over the 20 consecutive trading day period commencing on, and including, the 21st scheduled trading day immediately preceding April 1, 2024. Holders of the Mandatory Convertible Preferred Stock (“Holders”) have the right to convert all or any portion of their shares of Mandatory Convertible Preferred Stock at any time prior to April 1, 2024 at the minimum conversion rate of 1.0013 shares of our Class B Common Stock. In addition, the conversion rate applicable to such an early conversion may, in certain circumstances, be increased to compensate Holders for certain unpaid accumulated dividends. However, if a fundamental change (as defined in the Certificate of Designations governing the Mandatory Convertible Preferred Stock) occurs on or prior to April 1, 2024, then Holders will, in certain circumstances, be entitled to convert all or a portion of their shares of Mandatory Convertible Preferred Stock at an increased conversion rate for a specified period of time and receive an amount to compensate them for unpaid accumulated dividends and any remaining future scheduled dividend payments. In 2022, conversions of Mandatory Convertible Preferred Stock into Class B Common Stock were minimal.

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

Dividends
We declared a quarterly cash dividend on our Class A and Class B Common Stock during each of the quarters of 2022, 2021, and 2020. During each of the years ended December 31, 2022, 2021 and 2020, we declared total per share dividends of $.96, resulting in total annual dividends of $635 million, $625 million and $601 million, respectively.

During each of the quarters of 2022, we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock, resulting in total annual dividends of $58 million for the year ended December 31, 2022. For the year ended December 31, 2021, we recorded total annual dividends on our Mandatory Convertible Preferred Stock of $44 million. During each of the third and fourth quarters of 2021, we declared a quarterly cash dividend on our Mandatory Convertible Preferred Stock of 1.4375 per share. During the second quarter of 2021, we declared a quarterly cash dividend on our Mandatory Convertible Preferred Stock of $1.5493 per share, representing a dividend period from March 26, 2021 through July 1, 2021.

Treasury Stock
At December 31, 2022, we had $2.36 billion of authorization remaining under our share repurchase program. During 2022, we did not repurchase any shares of our common stock. During 2020, we repurchased 1.3 million shares of our Class B Common Stock under our share repurchase program for $50 million, at an average cost of $38.63 per share.

Common Stock Conversion Rights
Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. In 2022 and 2020, conversions of Class A Common Stock into Class B Common Stock were minimal. In 2021, conversions of Class A Common Stock into Class B Common Stock were 11.6 million.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations		Discontinued Operations
		Net Actuarial		Accumulated
	Cumulative	Loss and	Other	Other
	Translation	Prior	Comprehensive	Comprehensive
	Adjustments	Service Cost	Income (Loss) (a)	Loss
At December 31, 2019	$(438)	$(1,507)	$(25)	$(1,970)
Other comprehensive income (loss) before reclassifications	135	(74)	5	66
Reclassifications to net earnings	—	72 (b)	—	72
Other comprehensive income (loss)	135	(2)	5	138
At December 31, 2020	(303)	(1,509)	(20)	(1,832)
Other comprehensive income (loss) before reclassifications	(142)	5	(3)	(140)
Reclassifications to net earnings	—	70 (b)	—	70
Other comprehensive income (loss)	(142)	75	(3)	(70)
At December 31, 2021	(445)	(1,434)	(23)	(1,902)
Other comprehensive income (loss) before reclassifications	(235)	273	(7)	31
Reclassifications to net earnings	—	64 (b)	—	64
Other comprehensive income (loss)	(235)	337	(7)	95
At December 31, 2022	$(680)	$(1,097)	$(30)	$(1,807)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses, which for 2021 includes the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans, and amortization of prior service cost (see Note 18).

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit for the years ended December 31, 2022, 2021 and 2020 of $108 million, $25 million and $1 million, respectively.
16) STOCK-BASED COMPENSATION
We have long-term equity-based incentive plans (the “Plans”) under which stock options, RSUs and PSUs are issued. The purpose of the Plans is to benefit and advance the interests of our company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of our company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. RSUs and PSUs accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting when the shares are delivered and are forfeited if the award does not vest. Upon exercise of stock options or vesting of RSUs and PSUs, we issue new shares from our existing authorization. At December 31, 2022, there were 32 million shares available for future grant under the Plans. Stock-based compensation awards were also granted under Viacom’s equity incentive plans until December 31, 2021. Upon exercise of outstanding stock options or vesting of RSUs and PSUs previously granted under Viacom’s equity incentive plans, shares may be issued from Viacom’s previous authorization or from treasury stock.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020.

Year Ended December 31,	2022	2021	2020
RSUs and PSUs	$155	$163	$167
Stock options	3	9	19
Expense included in operating and SG&A	158	172	186
Expense included in restructuring and other corporate matters (a)	14	20	88
Stock-based compensation expense, before income taxes	172	192	274
Related tax benefit	(35)	(41)	(54)
Stock-based compensation expense, net of tax benefit	$137	$151	$220
(a) Reflects accelerations as a result of restructuring activities.

Included in net earnings from discontinued operations was stock-based compensation expense of $3 million for each of the years ended December 31, 2022 and 2021 and $10 million for the year ended December 31, 2020.

RSUs and PSUs
Compensation expense for RSUs is determined based upon the market price of the shares underlying the awards on the date of grant and expensed over the vesting period, which is generally a one- to four-year service period. Forfeitures for RSUs are estimated on the date of grant based on historical forfeiture rates and adjusted based on actual forfeitures. On an annual basis, we revise the estimated forfeiture rate, as necessary.

For PSU awards the number of shares to be issued upon vesting is based on the total shareholder return of the Company’s Class B Common Stock measured against the companies comprising the S&P 500 Index over a designated measurement period, and for certain 2022 and 2021 awards is also based on the achievement of established operating goals. The fair value of PSU awards with a market condition is determined using a Monte Carlo simulation model, and is expensed over the required employee service period. Compensation expense for PSUs is not adjusted for the actual number of shares issued based on the outcome of the market condition for completed performance periods. The fair value of PSU awards with internal performance conditions is based on the market price of the shares on the date of grant, and is expensed based on the probable outcome of internal performance metrics and subsequently adjusted to reflect the actual shares issued based on the outcome of the performance metrics for completed performance periods. Compensation expense is adjusted for non-performance based forfeitures for all PSU awards. The fair value of PSU awards granted during the years ended December 31, 2022, 2021 and 2020 was $43 million, $3 million and $34 million, respectively.

The weighted average grant date fair value of RSUs and PSUs granted was $31.58, $35.80 and $32.35 in 2022, 2021, and 2020, respectively. The total market value of RSUs and PSUs that vested during 2022, 2021, and 2020 was $77 million, $260 million and $222 million, respectively. Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2022 was $244 million, which is expected to be recognized over a weighted average period of 2.46 years.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes our RSU and PSU share activity:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2021	7,730,664	$37.14
Granted	7,494,771	$31.58
Vested	(3,206,135)	$39.32
Forfeited	(903,929)	$33.90
Non-vested at December 31, 2022	11,115,371	$33.02

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
There were no stock option grants during any of the periods presented.
At December 31, 2022, all stock options are vested and there is no remaining unrecognized compensation cost.

The following table summarizes our stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding at December 31, 2021	6,202,575	$63.85
Forfeited or expired	(1,105,628)	$80.76
Outstanding at December 31, 2022	5,096,947	$60.18
Exercisable at December 31, 2022	5,096,947	$60.18
The following table summarizes other information relating to stock option exercises during the years ended December 31, 2021 and 2020. There were no stock option exercises during the year ended December 31, 2022.

Year Ended December 31,	2021	2020
Cash received from stock option exercises	$408	$5
Tax benefit of stock option exercises	$29	$1
Intrinsic value of stock option exercises	$128	$2
At December 31, 2022, stock options outstanding and exercisable have a weighted average remaining contractual life of 2.06 years. There was no intrinsic value for options outstanding and exercisable, based on our closing stock price of $16.88 at December 31, 2022.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

17) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2022	2021	2020
United States	$324	$4,106	$2,353
Foreign	942	1,100	794
Total	$1,266	$5,206	$3,147
The components of the provision (benefit) for income taxes were as follows:

Year Ended December 31,	2022	2021	2020
Current:
Federal	$75	$179	$160
State and local	64	138	73
Foreign	194	239	180
Total current	333	556	413
Deferred:
Federal	(57)	249	146
State and local	(14)	49	42
Foreign	(35)	(208)	(66)
Total deferred	(106)	90	122
Provision for income taxes	$227	$646	$535
In addition, included in net earnings from discontinued operations was an income tax provision of $77 million, $57 million and $38 million for 2022, 2021, and 2020, respectively.

The equity in loss of investee companies is shown net of tax on the Consolidated Statements of Operations. The tax benefit relating to losses from equity investments was $33 million in 2022, $49 million in 2021 and $19 million in 2020, which represented an effective tax rate of 13.9%, 35.0% and 40.4% for 2022, 2021, and 2020, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the provision (benefit) for income taxes is summarized as follows:

Year Ended December 31,	2022	2021	2020
Taxes on income at U.S. federal statutory rate	$266	$1,093	$661
State and local taxes, net of federal tax benefit	44	190	116
Effect of foreign operations	(20)	(141)	(98)
Noncontrolling interests	(20)	(13)	(52)
U.K. statutory rate change	—	(260)	(100)
Reorganization of foreign operations (a)	(72)	(229)	—
Excess tax (benefit) deficiency from stock-based compensation	13	(8)	29
Other, net	16	14	(21)
Provision for income taxes	$227	$646	$535
(a) For 2022, reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. The related deferred tax asset is primarily expected to be realized over a 25-year period. For 2021, reflects a tax benefit from the recognition of a capital loss associated with a change in the tax entity classification of a foreign subsidiary.
The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2022	2021
Deferred income tax assets:
Reserves and other accrued liabilities	$430	$369
Pension, postretirement and other employee benefits	534	679
Lease liability	425	465
Tax credit and loss carryforwards	397	428
Interest limitation carryforward	93	—
Capitalized costs	49	—
Other	11	23
Total deferred income tax assets	1,939	1,964
Valuation allowance	(488)	(581)
Deferred income tax assets, net	1,451	1,383
Deferred income tax liabilities:
Intangible assets	(643)	(523)
Unbilled licensing receivables	—	(76)
Lease asset	(344)	(391)
Property, equipment and other assets	(180)	(171)
Financing obligations	(69)	(65)
Other	(50)	(14)
Total deferred income tax liabilities	(1,286)	(1,240)
Deferred income tax assets, net	$165	$143
In addition to the amounts reflected in the table above, included in “Assets of discontinued operations” on the Consolidated Balance Sheets are net deferred income tax assets of $55 million and $80 million at December 31, 2022 and 2021, respectively.

At December 31, 2022, we had deferred income tax assets for federal foreign tax credit carryforwards of $43 million and net operating loss carryforwards for federal, state and local, and foreign jurisdictions of $261 million,

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the majority of which expire in various years from 2023 through 2038. The deferred tax asset for the federal interest limitation carryforward of $93 million at December 31, 2022 has an indefinite carryforward period.

The 2022 and 2021 deferred income tax assets were reduced by a valuation allowance of $488 million and $581 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes and as a result, for substantially all of our foreign subsidiaries, we do not intend to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, tax on foreign currency translation gains and losses, and withholding taxes. Accordingly, as of December 31, 2022, we recorded deferred income tax liabilities associated with future repatriations of $13 million on the Consolidated Balance Sheet. Additional income taxes have not been provided for outside basis differences inherent in these entities, which could be recognized upon sale or other transaction, as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2020	$384
Additions for current year tax positions	15
Additions for prior year tax positions	18
Reductions for prior year tax positions	(34)
Cash settlements	(2)
Statute of limitations lapses	(9)
Reclassification to deferred income tax liability	(64)
At December 31, 2020	308
Additions for current year tax positions	23
Additions for prior year tax positions	32
Reductions for prior year tax positions	(45)
Cash settlements	(6)
Statute of limitations lapses	(11)
At December 31, 2021	301
Additions for current year tax positions	16
Additions for prior year tax positions	3
Reductions for prior year tax positions	(13)
Cash settlements	(2)
Statute of limitations lapses	(2)
At December 31, 2022	$303
The reserve for uncertain tax positions of $303 million at December 31, 2022 includes $272 million which would affect our effective income tax rate, including discontinued operations, if and when recognized in future years. We recognized interest and penalties of $14 million for each of the years ended December 31, 2022 and 2021 and $16 million for the year ended December 31, 2020 in the Consolidated Statements of Operations. As of December 31, 2022 and 2021, we have recorded liabilities for accrued interest and penalties of $67 million and $56 million, respectively, on the Consolidated Balance Sheets.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Viacom and CBS filed separate tax returns for periods prior to the Merger. For CBS, we are currently under examination by the Internal Revenue Service (“IRS”) for the 2017 and 2018 tax years. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. For tax returns filed as a merged company, we are currently under examination by the IRS for the 2019 tax year. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
18) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. Our pension plans consist of both funded and unfunded plans. The majority of participants in these plans are retired employees or former employees of previously divested businesses. In November 2020, our remaining defined benefit pension plans subject to benefit accruals, which were sponsored by CBS prior to the Merger, were amended to freeze future benefit accruals and benefits were enhanced under defined contribution plans that were previously sponsored by CBS, both of which were effective January 1, 2021. As a result of the pension plan amendments, a curtailment gain of $79 million associated with the elimination of benefit accruals for future services of the impacted employees was reflected in unrecognized actuarial loss included within “Accumulated other comprehensive loss” on the Consolidated Balance Sheet for the year ended December 31, 2020. Plan benefits are based primarily on an employee’s years of service and pay for each year that the employee participated in the plan. We fund our pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable law, rules and regulations. Plan assets consist principally of corporate bonds, equity securities, common collective trust funds, U.S. government securities and short-term investments. The Company’s Common Stock represented approximately 1.2% and 1.5% of the fair value of plan assets at December 31, 2022 and 2021, respectively.

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

The pension plan disclosures herein include information related to our domestic pension and postretirement benefit plans only, unless otherwise noted. At December 31, 2022 and 2021, the Consolidated Balance Sheets also include a liability of $45 million and $53 million, respectively, in “Pension and postretirement benefit obligations” relating to our non-U.S. pension plans and certain other retirement severance plans.

We use a December 31 measurement date for all pension and other postretirement benefit plans.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in benefit obligation for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation, beginning of year	$4,909	$5,162	$276	$322
Service cost	—	—	1	1
Interest cost	150	145	8	8
Actuarial gain	(1,089)	(45)	(29)	(18)
Benefits paid	(309)	(320)	(43)	(46)
Settlements paid	—	(33)	—	—
Participants’ contributions	—	—	6	5
Retiree Medicare drug subsidy	—	—	3	4
Benefit obligation, end of year	$3,661	$4,909	$222	$276
The actuarial gain of $1.09 billion, included in the change in benefit obligation for pension benefits in 2022, was driven by a 270 basis point increase in the discount rate from December 31, 2021 to December 31, 2022.

The following table sets forth the change in plan assets for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Change in plan assets:
Fair value of plan assets, beginning of year	$3,191	$3,347	$—	$—
Actual (loss) return on plan assets	(592)	116	—	—
Employer contributions	73	81	34	37
Benefits paid	(309)	(320)	(43)	(46)
Settlements paid	—	(33)	—	—
Participants’ contributions	—	—	6	5
Retiree Medicare drug subsidy	—	—	3	4
Fair value of plan assets, end of year	$2,363	$3,191	$—	$—
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2022	2021	2022	2021
Funded status at end of year	$(1,298)	$(1,718)	$(222)	$(276)
Amounts recognized on the Consolidated Balance Sheets:
Other assets	$—	$7	$—	$—
Current liabilities	(73)	(73)	(34)	(35)
Noncurrent liabilities	(1,225)	(1,652)	(188)	(241)
Net amounts recognized	$(1,298)	$(1,718)	$(222)	$(276)
Our qualified pension plans were underfunded by $485 million and $655 million at December 31, 2022 and 2021, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2022	2021	2022	2021
Net actuarial (loss) gain	$(1,646)	$(2,068)	$157	$143
Net prior service cost	(1)	(1)	—	—
Share of equity investee	—	(1)	—	—
	(1,647)	(2,070)	157	143
Deferred income taxes	438	541	(17)	(14)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,209)	$(1,529)	$140	$129
The accumulated benefit obligation for all defined benefit pension plans was $3.66 billion and $4.91 billion at December 31, 2022 and 2021, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2022	2021
Projected and accumulated benefit obligation	$3,661	$4,908
Fair value of plan assets	$2,363	$3,184
The following tables present the components of net periodic benefit cost and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2022	2021	2020	2022	2021	2020
Components of net periodic cost:
Service cost	$—	$—	$30	$1	$1	$2
Interest cost	150	145	164	8	8	11
Expected return on plan assets	(172)	(188)	(194)	—	—	—
Amortization of actuarial losses (gains)	97	93	103	(15)	(15)	(15)
Amortization of prior service cost	—	—	2	—	—	1
Settlements (a)	—	10	—	—	—	—
Net periodic cost (b)	$75	$60	$105	$(6)	$(6)	$(1)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
(b) Includes amounts reflected in net earnings from discontinued operations of $3 million for each of the years ended December 31, 2022 and 2021 and $5 million for the year ended December 31, 2020.
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net.”

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2022	2021	2020	2022	2021	2020
Other comprehensive income (loss):
Actuarial (loss) gain	$325	$(27)	$(173)	$29	$18	$8
Share of equity investee	1	1	—	—	—	—
Curtailment gain	—	—	79	—	—	—
Settlements	—	10	—	—	—	—
Amortization of actuarial losses (gains)	97	93	103	(15)	(15)	(15)
Amortization of prior service cost	—	—	2	—	—	1
	423	77	11	14	3	(6)
Deferred income taxes	(103)	(19)	(3)	(3)	(1)	1
Recognized in other comprehensive income (loss), net of tax	$320	$58	$8	$11	$2	$(5)

	Pension Benefits			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.9%	3.2%	2.9%	6.0%	3.0%	2.6%
Rate of compensation increase	—%	—%	—%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	3.2%	2.9%	3.4%	3.0%	2.6%	3.3%
Expected long-term return on plan assets	5.6%	5.9%	6.4%	N/A	N/A	N/A
Cash balance interest crediting rate	5.0%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	—%	—%	3.0%	N/A	N/A	N/A
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

The following additional assumptions were used in accounting for postretirement benefits.

	2022	2021
Projected health care cost trend rate (pre-65)	6.8%	7.0%
Projected health care cost trend rate (post-65)	6.8%	7.0%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2030	2030

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Plan Assets
The Paramount Global Investments Committee (the “Committee”) determines the strategy for the investment of pension plan assets. The Committee establishes target asset allocations for our pension plan trusts based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s domestic pension plans is to invest between 60% - 68% in liability hedging assets, 22% - 30% in equity securities, 3% - 10% in real estate and real assets and the remainder in cash, cash equivalents, Paramount stock and other investments. At December 31, 2022, the trusts were invested approximately 63% in liability hedging assets, 29% in equity securities, 6% in real estate and real assets, and the remainder in cash, cash equivalents, Paramount stock and other investments. Liability hedging assets consist of a diversified portfolio of fixed income instruments that are substantially investment grade, with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

The following tables set forth our pension plan assets measured at fair value on a recurring basis at December 31, 2022 and 2021. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. See Note 13 for a description of the levels within this hierarchy. There are no investments categorized as Level 3.

At December 31, 2022	Level 1	Level 2	Total
Cash and cash equivalents (a)	$—	$3	$3
Fixed income securities:
U.S. treasury securities	108	—	108
Government-related securities	—	133	133
Corporate bonds (c)	—	1,144	1,144
Mortgage-backed and asset-backed securities	—	101	101
Equity securities:
U.S. large capitalization	48	—	48
U.S. small capitalization	63	—	63
Total assets in fair value hierarchy	$219	$1,381	$1,600
Common collective funds measured at net asset value (d) (e)			660
Limited partnerships measured at net asset value (d)			11
Mutual funds measured at net asset value (d)			92
Investments, at fair value			$2,363

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2021	Level 1	Level 2	Total
Cash and cash equivalents (a) (b)	$83	$5	$88
Fixed income securities:
U.S. treasury securities	164	—	164
Government-related securities	—	175	175
Corporate bonds (c)	—	1,448	1,448
Mortgage-backed and asset-backed securities	—	76	76
Equity securities:
U.S. large capitalization	72	—	72
U.S. small capitalization	81	—	81
Other	—	14	14
Total assets in fair value hierarchy	$400	$1,718	$2,118
Common collective funds measured at net asset value (d) (e)			1,013
Limited partnerships measured at net asset value (d)			18
Mutual funds measured at net asset value (d)			42
Investments, at fair value			$3,191
(a)  Assets categorized as Level 2 reflect investments in money market funds.
(b) On January 3, 2022, the trust that held the assets of the Viacom pension plan was merged into the trust that holds the assets of the remainder of the Company’s' domestic plans. As part of this merger, certain of the transferred assets were liquidated, which resulted in a higher level of cash and cash equivalents at December 31, 2021.
(c)  Securities of diverse sectors and industries, substantially all investment grade.
(d)  In accordance with FASB guidance, investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Future Benefit Payments
Estimated future benefit payments are as follows:

	2023	2024	2025	2026	2027	2028-2032
Pension	$313	$311	$311	$309	$305	$1,421
Postretirement	$35	$32	$29	$27	$24	$87
Retiree Medicare drug subsidy	$3	$3	$3	$3	$3	$14
In 2023, we expect to make $8 million in contributions to our qualified pension plans for minimum funding requirements under ERISA and $75 million to our non-qualified pension plans to satisfy benefit payments due under these plans. Also in 2023, we expect to contribute approximately $35 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

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

The table below presents information concerning our participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2022	2021	2022	2021	2020
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$16	$17	$13	6/30/2024
Directors Guild of America - Producer (b)	95-2892780-001	Green	Green	19	23	16	6/30/2023
Producer-Writers Guild of America	95-2216351-001	Green	Green	30	26	22	5/1/2023
Screen Actors Guild - Producers	95-2110997-001	Green	Green	30	45	24	6/30/2023
Motion Picture Industry	95-1810805-001	Green	Green	63	66	35	(c)
I.A.T.S.E. Local No. 33 Pension Trust Fund	95-6377503-001	Green	Green	5	10	3	3/31/2023
Other Plans				14	16	7
	Total contributions			$177	$203	$120
(a) The zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2022 and 2021. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in these plan’s most recent Form 5500 as providing more than 5% of total contributions for the plan.
(c) The expiration dates range from January 15, 2022 through December 1, 2024.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

We also contribute to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $192 million, $184 million and $95 million for the years ended December 31, 2022, 2021 and 2020, respectively. We recognize the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.
Defined Contribution Plans
We sponsor defined contribution plans for the benefit of substantially all employees meeting eligibility requirements. Employer contributions to such plans were $137 million, $106 million and $91 million for the years ended December 31, 2022, 2021 and 2020, respectively.
19) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.
Beginning in the first quarter of 2022, primarily as a result of our increased strategic focus on our direct-to-consumer streaming businesses, we made certain changes to how we manage our businesses and allocate resources that resulted in the changes described below. Prior period results have been recast to conform to these presentation changes.
Management Structure Change
Our management structure was reorganized to focus on managing our business as the combination of three parts: a traditional media business, a portfolio of domestic and international streaming services, and a film studio. As a result, we realigned our operating segments and accordingly, beginning in 2022, and for all periods presented we are reporting results based on the segments in the tables below (see Note 1 for a description of each operating segment).
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

Year Ended December 31,	2022	2021	2020
Revenues:
Advertising	$9,350	$10,105	$9,062
Affiliate and subscription	8,180	8,413	8,037
Licensing and other	4,202	4,216	4,021
TV Media	21,732	22,734	21,120
Advertising	1,533	1,298	686
Subscription	3,371	2,029	1,129
Direct-to-Consumer	4,904	3,327	1,815
Advertising	23	18	18
Theatrical	1,223	241	180
Licensing and other	2,460	2,428	2,272
Filmed Entertainment	3,706	2,687	2,470
Eliminations	(188)	(162)	(120)
Total Revenues	$30,154	$28,586	$25,285

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

Year Ended December 31,	2022	2021	2020
Intercompany Revenues:
TV Media	$66	$87	$88
Direct-to-Consumer	—	2	2
Filmed Entertainment	122	73	30
Total Intercompany Revenues	$188	$162	$120

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and net gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

Year Ended December 31,	2022	2021	2020
Adjusted OIBDA:
TV Media	$5,451	$5,892	$5,816
Direct-to-Consumer	(1,819)	(992)	(171)
Filmed Entertainment	272	207	158
Corporate/Eliminations	(470)	(491)	(485)
Stock-based compensation	(158)	(172)	(186)
Depreciation and amortization	(405)	(390)	(430)
Restructuring and other corporate matters	(585)	(100)	(618)
Programming charges	—	—	(159)
Net gain on dispositions	56	2,343	214
Operating income	2,342	6,297	4,139
Interest expense	(931)	(986)	(1,031)
Interest income	108	53	60
Net gains (losses) from investments	(9)	47	206
Loss on extinguishment of debt	(120)	(128)	(126)
Other items, net	(124)	(77)	(101)
Earnings from continuing operations before income taxes and equity in loss of investee companies	1,266	5,206	3,147
Provision for income taxes	(227)	(646)	(535)
Equity in loss of investee companies, net of tax	(204)	(91)	(28)
Net earnings from continuing operations	835	4,469	2,584
Net earnings from discontinued operations, net of tax	379	162	117
Net earnings (Paramount and noncontrolling interests)	1,214	4,631	2,701
Net earnings attributable to noncontrolling interests	(110)	(88)	(279)
Net earnings attributable to Paramount	$1,104	$4,543	$2,422

Year Ended December 31,	2022	2021	2020
Revenues: (a)
United States	$24,412	$23,320	$20,690
International	5,742	5,266	4,595
Total Revenues	$30,154	$28,586	$25,285
(a) Revenue classifications are based on customers’ locations.

At December 31,	2022	2021
Long-lived Assets: (a)
United States	$18,231	$16,075
International	1,458	897
Total Long-lived Assets	$19,689	$16,972
(a) Reflects total assets less current assets, investments, goodwill, intangible assets, noncurrent receivables and noncurrent deferred tax assets.
We do not disclose our assets by segment because they are not used to evaluate our operating performance or in determining the allocation of resources.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

20) COMMITMENTS AND CONTINGENCIES
Commitments
Our commitments not recorded on the balance sheet primarily consist of programming and talent commitments and purchase obligations for goods and services resulting from our normal course of business.

Our programming and talent commitments, estimated to aggregate to $33.73 billion as of December 31, 2022, include $29.50 billion for sports programming rights and $4.23 billion relating to the production and licensing of television and film programming, including talent contracts. We also have committed purchase obligations which include agreements to purchase goods or services in the future that totaled $1.73 billion as of December 31, 2022.

Other long-term contractual obligations recorded on the Consolidated Balance Sheet include program liabilities, participations, residuals, and a tax liability resulting from federal tax legislation enacted in December 2017. This tax liability reflects the remaining tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS in 2024 and 2025.

At December 31, 2022, commitments for programming and talent and purchase obligations not recorded on the balance sheet, and other long-term contractual obligations recorded on the balance sheet were payable as follows:

	Payments Due by Period
							2028 and
	Total	2023	2024	2025	2026	2027	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments	$33,729	$4,233	$3,990	$3,004	$2,890	$2,632	$16,980
Purchase obligations	$1,729	$693	$561	$258	$145	$21	$51

On-Balance Sheet Arrangements
Other long-term contractual obligations	$2,287	$—	$1,288	$683	$255	$53	$8
We also have long-term lease commitments for office space, equipment, transponders and studio facilities, which are recorded on the Consolidated Balance Sheet at December 31, 2022. See Note 11 for details of our operating lease commitments.

Guarantees
Letters of Credit and Surety Bonds. At December 31, 2022, we had outstanding letters of credit and surety bonds of $178 million that were not recorded on the Consolidated Balance Sheet. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business.
CBS Television City. In connection with the sale of CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheet at December 31, 2022 is a liability totaling $51 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Lease Guarantees. We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players. These lease commitments totaled $20 million at December 31, 2022, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware. In March 2020, the Court consolidated the three lawsuits and appointed Bucks County Employees’ Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action. In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, NAI, Sumner M. Redstone National Amusements Trust, members of the CBS Board of Directors (comprised of Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Brian Goldner, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties to CBS stockholders in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with Mr. Ianniello’s compensation. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In June 2020, the defendants filed motions to dismiss. In January 2021, the Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. In December 2022, the Court dismissed the fiduciary duty claim against Mr. Klieger. Discovery on the surviving claims is proceeding. A six-day trial is scheduled to begin in June 2023. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Court of Chancery of the State of Delaware. In January 2020, the Court consolidated the four lawsuits. In February 2020, the Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish. The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In May 2020, the defendants filed motions to dismiss. In December 2020, the Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. Discovery on the surviving claims is proceeding. A six-day trial is scheduled to begin in July 2023. We believe that the remaining claims are without merit and we intend to defend against them vigorously.

Investigation-Related Matters
As announced in August 2018, the CBS Board of Directors retained two law firms to conduct a full investigation of the allegations in press reports about CBS’ former Chairman of the Board, President and Chief Executive Officer, Leslie Moonves, CBS News and cultural issues at CBS. In December 2018, the CBS Board of Directors announced the completion of its investigation, certain findings of the investigation and the CBS Board of Directors’ determination with respect to the termination of Mr. Moonves’ employment.

In August 2018 and in October 2018, Gene Samit and John Lantz, respectively, filed putative class action lawsuits in the U.S. District Court for the Southern District of New York, individually and on behalf of others similarly situated, for claims that are similar to those alleged in the amended complaint described below. In November 2018, the Court entered an order consolidating the two actions. Subsequently, in November 2018, the Court appointed Construction Laborers Pension Trust for Southern California as the lead plaintiff of the consolidated action. In February 2019, the lead plaintiff filed a consolidated amended putative class action complaint against CBS, certain current and former senior executives and members of the CBS Board of Directors. The consolidated action is stated to be on behalf of purchasers of CBS Class A Common Stock and Class B Common Stock between September 26, 2016 and December 4, 2018. This action seeks to recover damages arising during this time period allegedly caused by the defendants’ purported violations of the federal securities laws, including by allegedly making materially false and misleading statements or failing to disclose material information, and seeks costs and expenses as well as remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In April 2019, the defendants filed motions to dismiss this action, which the Court granted in part and denied in part in January 2020. With the exception of one statement made by Mr. Moonves at an industry event in November 2017, in which he allegedly was acting as the agent of CBS, all claims as to all other allegedly false and misleading statements were dismissed. We reached an agreement with the plaintiffs to settle the lawsuit for $14.75 million, which was paid by our insurers. The settlement, which includes no admission of liability or wrongdoing by the Company, was granted final approval by the Court in November 2022.

We also received subpoenas or requests for information from the New York County District Attorney’s Office, the New York City Commission on Human Rights, the New York State Attorney General’s Office and the United States Securities and Exchange Commission (the “SEC”) regarding the subject matter of the CBS Board of Directors’ investigation and related matters, including with respect to CBS’ related public disclosures. In November 2022, we entered into an Assurance of Discontinuance with the Investor Protection Bureau of the New

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

York State Attorney General’s Office to resolve that matter. After credits for the settlement amount to be paid in the consolidated federal securities class action discussed above, and certain financial commitments to human resources-related programs made by CBS in connection with an earlier resolution with the Civil Rights Bureau of the New York State Attorney General’s Office, the Company has made a payment of $7.25 million, which by agreement with the Investor Protection Bureau will be distributed in connection with the federal securities class action settlement discussed above. The resolution with the Investor Protection Bureau includes no admission of liability or wrongdoing by the Company. In December 2022, we received a termination letter from the SEC, indicating that it does not intend to recommend an enforcement action against the Company. We may continue to receive additional related regulatory and investigative inquiries from these and other entities in the future.

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. On February 7, 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed.

Litigation Related to Television Station Owners
In September 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning about January 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. In October 2019, the Company and other defendants filed a motion to dismiss the matter, which was denied by the Court in November 2020. We have reached an agreement in principle with the plaintiffs to settle the lawsuit. The settlement, which will include no admission of liability or wrongdoing by the Company, will be subject to Court approval.

Litigation Related to the Proposed Sale of Simon & Schuster
In November 2021, the U.S. Department of Justice filed suit in the U.S. District Court for the District of Columbia to block our sale of the Simon & Schuster business to Penguin Random House pursuant to a Share Purchase Agreement (the “Purchase Agreement”), dated November 24, 2020, between the Company, certain of its subsidiaries, Penguin Random House and Bertelsmann SE & Co. KGaA. In October 2022, following a bench trial, the Court blocked the sale. In November 2022, we terminated the Purchase Agreement and subsequently received a $200 million termination fee.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2022, we had pending approximately 21,580 asbestos claims, as compared with approximately 27,770 as of December 31, 2021 and 30,710 as of December 31, 2020. During 2022, we received approximately 2,840 new claims and closed or moved to an inactive docket approximately 9,030 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. The predominant number of pending claims against us are non-cancer claims. It is difficult to predict future asbestos liabilities, as events and circumstances may impact the estimate of our asbestos liabilities, including, among others, the number and types of claims and average cost to resolve such claims. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. Our liability estimate is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, as well as consultation with a third party firm on trends that may impact our future asbestos liability. While we believe that our accrual for matters related to our predecessor operations, including environmental and asbestos, are adequate, there can be no assurance that circumstances will not change in future periods, and as a result our actual liabilities may be higher or lower than our accrual.

Other
From time to time, we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

21) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of Other items, net on the Consolidated Statements of Operations.

Year Ended December 31,	2022	2021	2020
Pension and postretirement benefit costs	$(65)	$(43)	$(69)
Foreign exchange losses	(58)	(26)	(35)
Pension settlement charge (a)	—	(10)	—
Other	(1)	2	3
Other items, net	$(124)	$(77)	$(101)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.

Redeemable Noncontrolling Interest
On October 31, 2022 we acquired the remaining 40% interest in Nickelodeon UK Limited (“Nick UK”), bringing our ownership to 100%. Prior to this transaction, we were subject to a redeemable put option with respect to Nick UK, which was classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheets at December 31, 2021 and 2020. The activity reflected within redeemable noncontrolling interest for the years ended December 31, 2022, 2021 and 2020 is presented below.

Year Ended December 31,	2022	2021	2020
Beginning balance	$107	$197	$254
Net earnings	4	14	11
Distributions	(6)	(5)	(15)
Translation adjustment	(20)	(5)	7
Redemption value adjustment	17	(94)	(60)
Purchase of noncontrolling interest	(102)	—	—
Ending balance	$—	$107	$197
Supplemental Cash Flow Information

Year Ended December 31,	2022	2021	2020
Cash paid for interest	$920	$970	$965

Cash paid for income taxes:
Continuing operations	$61	$291	$411
Discontinued operations	12	43	55
Total cash paid for income taxes	$73	$334	$466

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon are set forth in Item 8, on pages II-47 and II-48, of this report.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to the Company’s directors will be contained in the Proxy Statement for the Company’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Our Board of Directors” and “Item 1 — Election of Directors,” which information is incorporated herein by reference.

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

(a)

1. Financial Statements.

The financial statements of Paramount filed as part of this report on Form 10-K are listed on the Index on page II-46.

2. Financial Statement Schedules.

The financial statement schedule required to be filed by Item 8 of this Form 10-K is listed on the Index on page II-46.

3. Exhibits.

The exhibits listed in Item 15(b) of this Part IV are filed or incorporated by reference as part of this Form 10-K. The Index to Exhibits begins on page E-1.

Item 16.	Form 10-K Summary.

None.

IV-1

PARAMOUNT GLOBAL AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Expenses and Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2022	$80	$40	$9	$111
Year ended December 31, 2021	$85	$8	$13	$80
Year ended December 31, 2020	$80	$32	$27	$85

Valuation allowance on deferred tax assets:
Year ended December 31, 2022	$581	$15	$108	$488
Year ended December 31, 2021	$593	$63	$75	$581
Year ended December 31, 2020	$547	$67	$21	$593

Reserves for inventory obsolescence:
Year ended December 31, 2022	$47	$—	$3	$44
Year ended December 31, 2021	$58	$—	$11	$47
Year ended December 31, 2020	$57	$3	$2	$58

F-1

INDEX TO EXHIBITS
ITEM 15(b)

Effective December 31, 2005, Viacom Inc. was separated into two publicly-traded companies, the Company and a new Viacom Inc., and the Company was renamed CBS Corporation. Effective December 4, 2019, new Viacom Inc. merged with and into CBS Corporation with CBS Corporation continuing as the surviving company, and the combined company changed its name to ViacomCBS Inc. Effective February 16, 2022, ViacomCBS Inc. was renamed Paramount Global.

Exhibit No.		Description of Document
(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of Paramount Global, effective as of February 16, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K of Paramount Global filed February 16, 2022) (File No. 001‑09553).

(b)
Amended and Restated Bylaws of Paramount Global, effective as of December 16, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Paramount Global filed December 21, 2022) (File No. 001-09553).

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
(b)
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4(b) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2021) (File No. 001‑09553).

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

The other instruments defining the rights of holders of the long‑term debt securities of Paramount Global and its subsidiaries are omitted pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S‑K. Paramount Global hereby agrees to furnish copies of these instruments to the Securities and Exchange Commission upon request.
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

	(iv)	Performance Share Units (incorporated by reference to Exhibit 10(b)(iv) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
	(v)	Restricted Share Units (incorporated by reference to Exhibit 10(b)(v) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
(c)	Paramount Global Short-Term Incentive Plan, as amended and restated February 13, 2023 (filed herewith).*
(d)
Paramount Global Excess 401(k) Plan for Designated Senior Executives - Part A (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553) (as amended by Amendment No. 1, effective as of February 16, 2022) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (Registration No. 333‑154962).*

(e)
Paramount Global Excess 401(k) Plan for Designated Senior Executives - Part B (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553) (as amended by Amendment No. 1, effective as of February 16, 2022) (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553) (as further amended by Amendment No. 2, effective as of January 1, 2021) (filed herewith).*

(f)
Paramount Global Bonus Deferral Plan for Designated Senior Executives - Part A (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553) (as amended by Amendment No. 1, effective as of February 16, 2022) (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553).*

(g)
Paramount Global Bonus Deferral Plan for Designated Senior Executives - Part B (as amended and restated as of October 1, 2021) (incorporated by reference to Exhibit 10(f) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553) (as amended by Amendment No. 1, effective as of February 16, 2022) (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553).*

(h)	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).*
(i)	Forms of Terms and Conditions to the Certificates for equity awards under the Viacom Inc. 2016 Long-Term Management Incentive Plan:
	(i)	Stock Options (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(ii)	Restricted Share Units (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(iii)	Performance Share Units (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended December 31, 2018) (File No. 001-32686).*
	(iv)	Performance Share Units (incorporated by reference to Exhibit 10(g)(iv) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
	(v)	Restricted Share Units (incorporated by reference to Exhibit 10(g)(v) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
(j)	Viacom Excess Pension Plan, as amended and restated January 1, 2023 (filed herewith).*
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

(m)	Summary of Paramount Global Compensation for Outside Directors (as of December 16, 2022) (filed herewith).*
(n)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
____________________________________
*Management contract or compensatory plan required to be filed as an exhibit to this form pursuant to Item 15(b).

Exhibit No.	Description of Document
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
Employment Agreement, dated as of June 30, 2020, between Viacom Inc. and Naveen Chopra (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended June 30, 2020) (File No. 333-234238).*

(v)
Letter Agreement, dated as of June 30, 2020, between ViacomCBS Inc. and Naveen Chopra (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended June 30, 2020) (File No. 333-234238).*

(w)
Employment Agreement, dated as of March 15, 2022, between Paramount Global and Christa A. D’Alimonte (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022) (File No. 333-234238).*

(x)
Employment Agreement, dated as of April 11, 2022, between Paramount Global and DeDe Lea (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022) (File No. 333-234238).*

(y)
Employment Agreement, dated as of April 11, 2022, between Paramount Global and Nancy Phillips (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022 (File No. 001-09553).*

(z)
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

(bb)
Amendment No. 1 to the Credit Agreement, dated as of December 9, 2021, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed December 14, 2021) (File No. 001-09553).

(cc)
Amendment No. 2 to the Credit Agreement, dated as of February 14, 2022, by and among the parties listed therein (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2021) (File No. 001‑09553).

(dd)
Settlement and Release Agreement effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(ee)
Amendment No. 1 to the Settlement and Release Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(ff)
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
(gg)
Governance Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(21)		Subsidiaries of Paramount Global (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a‑14(a)/15d‑14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Paramount Global pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Paramount Global. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paramount Global has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PARAMOUNT GLOBAL

By:	/s/ Robert M. Bakish
Robert M. Bakish President and Chief Executive Officer
Date: February 16, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Paramount Global and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Bakish	President and Chief Executive Officer; Director (Principal Executive Officer)	February 16, 2023
Robert M. Bakish

/s/ Naveen Chopra	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 16, 2023
Naveen Chopra

/s/ Katherine Gill-Charest	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 16, 2023
Katherine Gill-Charest

*	Director	February 16, 2023
Candace K. Beinecke

*	Director	February 16, 2023
Barbara M. Byrne

*	Director	February 16, 2023
Linda M. Griego

*	Director	February 16, 2023
Robert N. Klieger

	Signature	Title	Date

	*	Director	February 16, 2023
Judith A. McHale

	*	Director	February 16, 2023
Ronald L. Nelson

	*	Director	February 16, 2023
Charles E. Phillips, Jr.

	*	Chair	February 16, 2023
Shari Redstone

	*	Director	February 16, 2023
Susan Schuman

	*	Director	February 16, 2023
Nicole Seligman

	*	Director	February 16, 2023
Frederick O. Terrell

*By:	/s/ Christa A. D’Alimonte		February 16, 2023
Christa A. D’Alimonte Attorney-in-Fact for Directors