Form 10-Q
period 2023-03-31
Paramount Global
filed 2023-05-04
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at May 1, 2023:
Class A Common Stock, par value $.001 per share— 40,704,341
Class B Common Stock, par value $.001 per share— 610,852,890

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$7,265	$7,328
Costs and expenses:
Operating	4,964	4,796
Programming charges	1,674	—
Selling, general and administrative	1,753	1,619
Depreciation and amortization	100	96
Restructuring and other corporate matters	—	57
Total costs and expenses	8,491	6,568
Gain on dispositions	—	15
Operating income (loss)	(1,226)	775
Interest expense	(226)	(240)
Interest income	35	21
Loss on extinguishment of debt	—	(73)
Other items, net	(46)	(13)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(1,463)	470
Benefit (provision) for income taxes	381	(34)
Equity in loss of investee companies, net of tax	(75)	(37)
Net earnings (loss) from continuing operations	(1,157)	399
Net earnings from discontinued operations, net of tax	45	42
Net earnings (loss) (Paramount and noncontrolling interests)	(1,112)	441
Net earnings attributable to noncontrolling interests	(6)	(8)
Net earnings (loss) attributable to Paramount	$(1,118)	$433

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(1,163)	$391
Net earnings from discontinued operations, net of tax	45	42
Net earnings (loss) attributable to Paramount	$(1,118)	$433

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(1.81)	$.58
Net earnings from discontinued operations	$.07	$.06
Net earnings (loss)	$(1.74)	$.65

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(1.81)	$.58
Net earnings from discontinued operations	$.07	$.06
Net earnings (loss)	$(1.74)	$.64

Weighted average number of common shares outstanding:
Basic	651	649
Diluted	651	651
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2023	2022
Net earnings (loss) (Paramount and noncontrolling interests)	$(1,112)	$441
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	53	(40)
Decrease to net actuarial loss and prior service costs	11	16
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	64	(24)
Other comprehensive income from discontinued operations	2	2
Comprehensive income (loss)	(1,046)	419
Less: Comprehensive income attributable to noncontrolling interests	7	8
Comprehensive income (loss) attributable to Paramount	$(1,053)	$411
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,109	$2,885
Receivables, net	7,448	7,412
Programming and other inventory	1,085	1,342
Prepaid expenses and other current assets	1,364	1,308
Current assets of discontinued operations	651	787
Total current assets	12,657	13,734
Property and equipment, net	1,718	1,762
Programming and other inventory	15,692	16,278
Goodwill	16,511	16,499
Intangible assets, net	2,688	2,694
Operating lease assets	1,363	1,391
Deferred income tax assets, net	1,286	1,242
Other assets	3,848	3,991
Assets of discontinued operations	798	802
Total Assets	$56,561	$58,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,235	$1,403
Accrued expenses	1,760	2,071
Participants’ share and royalties payable	2,421	2,416
Accrued programming and production costs	2,425	2,063
Deferred revenues	1,092	973
Debt	240	239
Other current liabilities	1,642	1,477
Current liabilities of discontinued operations	480	549
Total current liabilities	11,295	11,191
Long-term debt	15,613	15,607
Participants’ share and royalties payable	1,665	1,744
Pension and postretirement benefit obligations	1,454	1,458
Deferred income tax liabilities, net	668	1,077
Operating lease liabilities	1,398	1,428
Program rights obligations	326	367
Other liabilities	1,603	1,715
Liabilities of discontinued operations	196	200

Commitments and contingencies (Note 13)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 10 (2023 and 2022) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2023 and 2022) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,113 (2023) and 1,112 (2022) shares issued	1	1
Additional paid-in capital	33,087	33,063
Treasury stock, at cost; 503 (2023 and 2022) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	13,463	14,737
Accumulated other comprehensive loss	(1,742)	(1,807)
Total Paramount stockholders’ equity	21,851	23,036
Noncontrolling interests	492	570
Total Equity	22,343	23,606
Total Liabilities and Equity	$56,561	$58,393
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2023	2022
Operating Activities:
Net earnings (loss) (Paramount and noncontrolling interests)	$(1,112)	$441
Less: Net earnings from discontinued operations, net of tax	45	42
Net earnings (loss) from continuing operations	(1,157)	399
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow (used for) provided by operating activities from continuing operations:
Depreciation and amortization	100	96
Programming charges	1,674	—
Deferred tax benefit	(436)	(62)
Stock-based compensation	39	36
Gain on dispositions	—	(15)
Loss on extinguishment of debt	—	73
Equity in loss of investee companies, net of tax	75	37
Change in assets and liabilities	(778)	(269)
Net cash flow (used for) provided by operating activities from continuing operations	(483)	295
Net cash flow provided by operating activities from discontinued operations	105	102
Net cash flow (used for) provided by operating activities	(378)	397
Investing Activities:
Investments	(43)	(59)
Capital expenditures	(71)	(52)
Other investing activities	25	31
Net cash flow used for investing activities	(89)	(80)
Financing Activities:
Proceeds from issuance of notes and debentures	—	991
Repayment of notes and debentures	—	(2,001)
Dividends paid on preferred stock	(14)	(14)
Dividends paid on common stock	(166)	(158)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(16)	(9)
Payments to noncontrolling interests	(89)	(77)
Other financing activities	(27)	(3)
Net cash flow used for financing activities	(312)	(1,271)
Effect of exchange rate changes on cash and cash equivalents	3	(11)
Net decrease in cash and cash equivalents	(776)	(965)
Cash and cash equivalents at beginning of year	2,885	6,267
Cash and cash equivalents at end of period	$2,109	$5,302
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2023
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2022	10	$—	650	$1	$33,063	$(22,958)	$14,737	$(1,807)	$23,036	$570	$23,606
Stock-based compensation activity and other	—	—	1	—	24	—	19	—	43	—	43
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(161)	—	(161)	—	(161)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(85)	(85)
Net earnings (loss)	—	—	—	—	—	—	(1,118)	—	(1,118)	6	(1,112)
Other comprehensive income	—	—	—	—	—	—	—	65	65	1	66
March 31, 2023	10	$—	651	$1	$33,087	$(22,958)	$13,463	$(1,742)	$21,851	$492	$22,343

	Three Months Ended March 31, 2022
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2021	10	$—	648	$1	$32,918	$(22,958)	$14,343	$(1,902)	$22,402	$568	$22,970
Stock-based compensation activity	—	—	1	—	28	—	—	—	28	—	28
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(159)	—	(159)	—	(159)
Noncontrolling interests	—	—	—	—	—	—	(4)	—	(4)	(83)	(87)
Net earnings	—	—	—	—	—	—	433	—	433	8	441
Other comprehensive loss	—	—	—	—	—	—	—	(22)	(22)	—	(22)
March 31, 2022	10	$—	649	$1	$32,946	$(22,958)	$14,599	$(1,924)	$22,664	$493	$23,157
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business—Paramount Global, a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, is comprised of the following segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) premium and basic cable networks, including Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

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

In January 2023, we announced that we will be fully integrating Showtime into Paramount+ across both streaming and linear platforms later in the year.

References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (SEC). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of our financial position, results of operations and cash flows for the periods presented. Certain previously reported amounts have been reclassified to conform to the current presentation.

Discontinued Operations—In the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment and as a result, we began presenting Simon and Schuster as a discontinued operation. In the fourth quarter of 2022, we terminated the agreement after the U.S. Department of Justice prevailed in its suit to block the sale. Simon & Schuster remains a noncore asset as it does not fit strategically within our video-based portfolio. We expect to enter into a new agreement to sell Simon & Schuster in 2023. Assuming that we do so, closing would be subject to closing conditions that would include regulatory approval. Simon & Schuster continues to be presented as a discontinued operation for all periods presented (see Note 2).

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

Net Earnings (Loss) per Common Share—Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings (loss) available to common stockholders is calculated as net earnings (loss) from continuing operations or net earnings (loss), as applicable, adjusted to include a reduction for dividends recorded during the applicable period on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”).

Weighted average shares for diluted EPS reflects the effect of the assumed exercise of stock options and vesting of restricted share units (“RSUs”) or performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-mentioned preferred stock dividend adjustment to net earnings (loss) available to common stockholders.

For the three months ended March 31, 2023, stock options and RSUs of 21 million were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. For the three months ended March 31, 2022, stock options and RSUs of 6 million were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive. Also excluded from the calculation of diluted EPS for each period was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2023	2022
Weighted average shares for basic EPS	651	649
Dilutive effect of shares issuable under stock-based compensation plans	—	2
Weighted average shares for diluted EPS	651	651

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings (loss) from continuing operations and net earnings (loss) used in our calculation of diluted EPS for the three months ended March 31, 2023 and 2022 include a reduction for the preferred stock dividends recorded during each period. The table below presents a reconciliation of net earnings (loss) from continuing operations and net earnings (loss) to the amounts used in the calculations of basic and diluted EPS.

	Three Months Ended
	March 31,
	2023	2022
Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(1,163)	$391
Preferred stock dividends	(14)	(14)
Net earnings (loss) from continuing operations for basic and diluted EPS calculation	$(1,177)	$377

Amounts attributable to Paramount:
Net earnings (loss)	$(1,118)	$433
Preferred stock dividends	(14)	(14)
Net earnings (loss) for basic and diluted EPS calculation	$(1,132)	$419
2) DISCONTINUED OPERATIONS
The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2023 and 2022, which primarily reflects the results of Simon & Schuster (See Note 1).

	Three Months Ended
	March 31,
	2023	2022
Revenues	$258	$217
Costs and expenses:
Operating	151	124
Selling, general and administrative	45	38
Total costs and expenses (a)	196	162
Operating income	62	55
Other items, net	(3)	(1)
Earnings from discontinued operations	59	54
Provision for income taxes (b)	(14)	(12)
Net earnings from discontinued operations, net of tax	$45	$42
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $4 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for each of the three months ended March 31, 2023 and 2022.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	March 31, 2023	December 31, 2022
Receivables, net	$419	$558
Other current assets	232	229
Goodwill	434	434
Property and equipment, net	53	53
Operating lease assets	204	204
Other assets	107	111
Total Assets	$1,449	$1,589
Royalties payable	$160	$161
Other current liabilities	320	388
Operating lease liabilities	179	182
Other liabilities	17	18
Total Liabilities	$676	$749
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at March 31, 2023 and December 31, 2022, grouped by type and predominant monetization strategy.

	At	At
	March 31, 2023	December 31, 2022
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$2,899	$3,238
Internally-produced television and film programming:
Released	6,965	7,154
In process and other	2,690	3,299

Individual Monetization:
Acquired libraries	382	394
Film inventory:
Released	720	694
Completed, not yet released	47	129
In process and other	1,588	1,317
Internally-produced television programming:
Released	759	624
In process and other	683	726
Home entertainment	44	45
Total programming and other inventory	16,777	17,620
Less current portion	1,085	1,342
Total noncurrent programming and other inventory	$15,692	$16,278

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2023	2022
Programming costs, acquired programming	$1,414	$1,496

Production costs, internally-produced television and film programming:
Individual monetization	$396	$491
Film group monetization	$1,368	$1,147
Programming Charges
During the first quarter of 2023, in connection with our plan to integrate Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. We also reviewed our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. Following these reviews, we determined that we would not use certain content on our platforms, which resulted in the removal or abandonment of content, the write-off of development costs, and the termination of programming agreements during the quarter. Accordingly, we recorded charges totaling $1.67 billion on the Consolidated Statement of Operations for the three months ended March 31, 2023. The charges are comprised of $1.45 billion for the impairment of content to its estimated fair value, which included assumptions for estimated secondary market licensing revenues, if any, as well as $225 million for development cost write-offs and contract termination costs.
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At March 31, 2023, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

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

	Three Months Ended
	March 31,
	2023 (a)	2022
Revenues	$108	$54
Operating expenses	$4	$5
(a) The increase in revenues for the three months ended March 31, 2023 relates to the SkyShowtime streaming service, which launched in September 2022.

	At	At
	March 31, 2023	December 31, 2022
Accounts receivable	$237	$198

Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
5) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 12 for revenues by segment disaggregated into these categories.

	Three Months Ended
	March 31,
	2023	2022
Revenues by Type:
Advertising	$2,651	$2,864
Affiliate and subscription	3,179	2,840
Theatrical	127	131
Licensing and other	1,308	1,493
Total Revenues	$7,265	$7,328
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. At March 31, 2023 and December 31, 2022, our allowance for credit losses was $109 million and $111 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.51 billion and $1.61 billion at March 31, 2023 and December 31, 2022, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $1.16 billion and $1.06 billion at March 31, 2023 and December 31, 2022, respectively. We recognized revenues of $0.3 billion and $0.4 billion for the three months ended March 31, 2023 and 2022, respectively, that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At March 31, 2023, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $9 billion, of which $3 billion is expected to be recognized during the remainder of 2023, $2 billion in 2024, $1 billion in 2025, and $3 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of $0.1 billion and $0.2 billion for the three months ended March 31, 2023 and 2022, respectively, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
6) DEBT
Our debt consists of the following:

	At	At
	March 31, 2023	December 31, 2022
7.875% Debentures due 2023	$139	$139
7.125% Senior Notes due 2023	35	35
4.75% Senior Notes due 2025	553	552
4.0% Senior Notes due 2026	795	795
3.45% Senior Notes due 2026	124	124
2.90% Senior Notes due 2027	694	694
3.375% Senior Notes due 2028	496	496
3.70% Senior Notes due 2028	494	494
4.20% Senior Notes due 2029	495	495
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,227	1,226
4.20% Senior Notes due 2032	975	975
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,071	1,071
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	489	488
4.375% Senior Debentures due 2043	1,132	1,130
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,234	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	541
4.60% Senior Notes due 2045	590	590
4.95% Senior Notes due 2050	946	946
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	989
Other bank borrowings	58	55
Obligations under finance leases	8	10
Total debt (a)	15,853	15,846
Less current portion	240	239
Total long-term debt, net of current portion	$15,613	$15,607
(a) At March 31, 2023 and December 31, 2022, the senior and junior subordinated debt balances included (i) a net unamortized discount of $437 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $88 million and $89 million, respectively. The face value of our total debt was $16.38 billion at both March 31, 2023 and December 31, 2022.
During the first quarter of 2022, we redeemed $1.42 billion of senior notes, prior to maturity, for an aggregate redemption price of $1.48 billion and $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $73 million.

During the first quarter of 2022, we also issued $1.00 billion of 6.375% junior subordinated debentures due 2062.

Commercial Paper
At both March 31, 2023 and December 31, 2022, we had no outstanding commercial paper borrowings.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
In March 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility was also amended to include a provision that the occurrence of a Change of Control (as defined in the amended credit agreement) of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At March 31, 2023, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster shall be treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition. We met the covenant as of March 31, 2023.

Other Bank Borrowings
At March 31, 2023 and December 31, 2022, we had bank borrowings under Miramax’s $300 million credit facility, which matured in April 2023, of $58 million and $55 million, respectively, with weighted average interest rates of 7.48% and 7.09%, respectively.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At March 31, 2023 and December 31, 2022, the carrying value of our outstanding notes and debentures was $15.79 billion and $15.78 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $14.2 billion and $13.9 billion, respectively.

Investments
The carrying value of our investments without a readily determinable fair value for which we have no significant influence was $72 million and $70 million at March 31, 2023 and December 31, 2022, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
In April 2023, our ownership of Viacom18 was diluted from 49% to 13% as a result of investment by other investors. Accordingly, we will no longer account for this investment under the equity-method. The difference between the carrying value of our 49% interest and the fair value of our 13% interest, as indicated by the additional investments, will be recognized as a noncash gain of approximately $160 million during the second quarter of 2023.

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

At March 31, 2023 and December 31, 2022, the notional amount of all foreign exchange contracts was $3.45 billion and $3.06 billion, respectively. At March 31, 2023, $2.86 billion related to future production costs and $588 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2022, $2.40 billion related to future production costs and $655 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2023	2022	Financial Statement Account
Non-designated foreign exchange contracts	$1	$2	Other items, net

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the Financial Accounting Standards Board (“FASB”), which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	March 31, 2023	December 31, 2022
Assets:
Foreign currency hedges	$37	$39
Total Assets	$37	$39
Liabilities:
Deferred compensation	$340	$336
Foreign currency hedges	76	83
Total Liabilities	$416	$419
During the first quarter of 2023, we recorded programming charges of $1.67 billion, including $1.45 billion for the impairment of content to its estimated fair value, which included assumptions for estimated secondary market licensing revenues, if any (Level 3). See Note 3.
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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	March 31, 2023	December 31, 2022
Total assets	$2,102	$1,961

Total liabilities	$391	$328

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Revenues	$145	$103

Operating loss	$(31)	$(28)
9) STOCKHOLDERS’ EQUITY
Dividends
We declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock during each of the three-month periods ended March 31, 2023 and 2022, resulting in total dividends of $161 million and $159 million, respectively.

We declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock during each of the three-month periods ended March 31, 2023 and 2022, resulting in total dividends of $14.4 million for each of the respective periods.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2022	$(680)	$(1,097)		$(30)	$(1,807)
Other comprehensive income before reclassifications	52	—		2	54
Reclassifications to net loss	—	11	(b)	—	11
Other comprehensive income	52	11		2	65
At March 31, 2023	$(628)	$(1,086)		$(28)	$(1,742)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2021	$(445)	$(1,434)		$(23)	$(1,902)
Other comprehensive income (loss) before reclassifications	(40)	—		2	(38)
Reclassifications to net earnings	—	16	(b)	—	16
Other comprehensive income (loss)	(40)	16		2	(22)
At March 31, 2022	$(485)	$(1,418)		$(21)	$(1,924)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses (see Note 11).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $4 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
10) INCOME TAXES
The provision (benefit) for income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2023, we recorded a benefit for income taxes of $381 million, reflecting an effective income tax rate of 26.0%. The income tax benefit in the first quarter of 2023 is the result of a tax benefit of $409 million on programming charges of $1.67 billion recorded during the period and a net discrete tax benefit of $30 million, principally from the resolution of an income tax matter in a foreign jurisdiction. Together these items reduced our effective income tax rate by 1.5 percentage points.

For the three months ended March 31, 2022, we recorded a provision for income taxes of $34 million, reflecting an effective income tax rate of 7.2%. Included in the provision for income taxes for the three months ended March 31, 2022 is a net discrete tax benefit of $78 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $25 million on other items identified as affecting the comparability of our results during the period (which include a loss on extinguishment of debt, restructuring and other corporate matters, and a gain on dispositions) reduced our effective income tax rate by 16.2 percentage points.

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
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2023	2022	2023	2022
Components of net periodic cost (a):
Interest cost	$51	$38	$3	$2
Expected return on plan assets	(32)	(43)	—	—
Amortization of actuarial loss (gain) (b)	21	24	(4)	(3)
Net periodic cost	$40	$19	$(1)	$(1)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Advertising	$2,256	$2,521
Affiliate and subscription	2,067	2,098
Licensing and other	870	1,026
TV Media	5,193	5,645
Advertising	398	347
Subscription	1,112	742
Direct-to-Consumer	1,510	1,089
Advertising	5	2
Theatrical	127	131
Licensing and other	456	491
Filmed Entertainment	588	624
Eliminations	(26)	(30)
Total Revenues	$7,265	$7,328
Revenues generated between segments are principally from intersegment arrangements for the distribution of content, rental of studio space, and advertising, as well as licensing revenues earned from third parties who license our content to our internal platforms either through a sub-license or co-production arrangement. These transactions are recorded at market value as if the sales were to third parties and are eliminated in consolidation. For content that is licensed between segments, content costs are allocated across segments based on the relative value of the distribution windows within each segment. Accordingly, no intersegment licensing revenues or profits are recorded by the licensor segment.

	Three Months Ended
	March 31,
	2023	2022
Intercompany Revenues:
TV Media	$13	$11
Filmed Entertainment	13	19
Total Intercompany Revenues	$26	$30

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended
	March 31,
	2023	2022
Adjusted OIBDA:
TV Media	$1,306	$1,544
Direct-to-Consumer	(511)	(456)
Filmed Entertainment	(99)	(37)
Corporate/Eliminations	(109)	(104)
Stock-based compensation (a)	(39)	(34)
Depreciation and amortization	(100)	(96)
Programming charges	(1,674)	—
Restructuring and other corporate matters	—	(57)
Gain on dispositions	—	15
Operating income (loss)	(1,226)	775
Interest expense	(226)	(240)
Interest income	35	21
Loss on extinguishment of debt	—	(73)
Other items, net	(46)	(13)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(1,463)	470
Benefit (provision) for income taxes	381	(34)
Equity in loss of investee companies, net of tax	(75)	(37)
Net earnings (loss) from continuing operations	(1,157)	399
Net earnings from discontinued operations, net of tax	45	42
Net earnings (loss) (Paramount and noncontrolling interests)	(1,112)	441
Net earnings attributable to noncontrolling interests	(6)	(8)
Net earnings (loss) attributable to Paramount	$(1,118)	$433
(a) For the three months ended March 31, 2022, stock-based compensation expense of $2 million is included in “Restructuring and other corporate matters”.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2023, we had outstanding letters of credit and surety bonds of $178 million that were not recorded on the Consolidated Balance Sheet. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” on the Consolidated Balance Sheet at March 31, 2023 is a liability totaling $25 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $17 million at March 31, 2023, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In March 2020, the Delaware Chancery Court consolidated the three lawsuits and appointed Bucks County Employees Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action captioned In re CBS Corporation Stockholder Class Action and Derivative Litigation (the “CBS Litigation”). In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, National Amusements, Inc., Sumner M. Redstone National Amusements Trust, additional members of the CBS Board of Directors (including Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with certain aspects of Mr. Ianniello’s compensation awards. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In June 2020, the defendants filed motions to dismiss the Complaint. In January 2021, the Delaware Chancery Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. On January 7, 2022, the Delaware Chancery Court granted Bucks County Employees Retirement Fund’s motion to withdraw as a co-lead plaintiff in the CBS Litigation. In December 2022, the Delaware Chancery Court dismissed the fiduciary duty claim against Mr. Klieger.

In April 2023, the parties to the CBS Litigation agreed to settle the CBS Litigation on the terms and conditions set forth in a binding term sheet (the “CBS Term Sheet”), which will be incorporated into a long-form settlement agreement that will be subject to the final approval of the Delaware Chancery Court. The CBS Term Sheet provides for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses.

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Delaware Chancery Court. In January 2020, the Delaware Chancery Court consolidated the four lawsuits. In February 2020, the Delaware Chancery Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (as used in this paragraph, the “Viacom Litigation”). The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In May 2020, the defendants filed motions to dismiss. In December 2020, the Delaware Chancery Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. In February 2023, the parties to the Viacom Litigation agreed to settle the Viacom Litigation on the terms and conditions set forth in a binding term sheet (the “Viacom Term Sheet”), which was incorporated into a long-form settlement agreement entered into in March 2023 (the “Settlement Agreement”). The Viacom Term Sheet and Settlement Agreement provide for, among other things, the final dismissal of the Viacom Litigation in exchange for a settlement payment in the amount of $122.5 million, which

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
we have recorded in "Other current liabilities" on the Consolidated Balance Sheets. The settlement of the Viacom Litigation is subject to the final approval of the Delaware Chancery Court, and the vast majority of the settlement payment will be due no less than five business days before the final settlement hearing.

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. On February 7, 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants have appealed the ruling.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2023, we had pending approximately 21,640 asbestos

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
claims, as compared with approximately 21,580 as of December 31, 2022. During the first quarter of 2023, we received approximately 650 new claims and closed or moved to an inactive docket approximately 590 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
14) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2023	2022
Cash paid for interest	$275	$292

Cash paid (received) for income taxes:
Continuing operations	$(8)	$45
Discontinued operations	$2	$5

Noncash additions to operating lease assets	$58	$68
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $14 million and $15 million for the three months ended March 31, 2023 and 2022, respectively.

Restructuring and Other Corporate Matters
At March 31, 2023 and December 31, 2022, our restructuring liability was $250 million and $302 million, respectively, and was recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. During the three months ended March 31, 2023, we made payments for restructuring of $53 million. The majority of the restructuring liability at March 31, 2023, which principally relates to severance payments, is expected to be paid by the end of 2023.

During the three months ended March 31, 2022, we recorded restructuring charges of $18 million within the Filmed Entertainment segment for severance costs primarily associated with management changes following our operating segment realignment, and a charge of $39 million following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Global should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022. References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three months ended March 31, 2023 compared with the three months ended March 31, 2022.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the three months ended March 31, 2023 and March 31, 2022; and of our outstanding debt as of March 31, 2023.
•Legal Matters—Discussion of legal matters to which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022

Consolidated results of operations			Increase/(Decrease)
Three Months Ended March 31,	2023	2022	$	%
GAAP:
Revenues	$7,265	$7,328	$(63)	(1)%
Operating income (loss)	$(1,226)	$775	$(2,001)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(1,163)	$391	$(1,554)	n/m
Diluted EPS from continuing operations	$(1.81)	$.58	$(2.39)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$548	$913	$(365)	(40)%
Adjusted net earnings from continuing operations attributable to Paramount	$72	$403	$(331)	(82)%
Adjusted diluted EPS from continuing operations	$.09	$.60	$(.51)	(85)%
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended March 31, 2023, revenues decreased 1% to $7.27 billion, as lower revenues from our linear networks and the licensing of our content were substantially offset by growth in revenues from our streaming services, led by Paramount+. The decline for our linear networks principally reflects weakness in the global advertising market.

We reported an operating loss of $1.23 billion for the three months ended March 31, 2023 compared with operating income of $775 million for the comparable prior-year period. The comparison was impacted by programming charges of $1.67 billion recorded during the first quarter of 2023. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these charges, as well as other items described under Reconciliation of Non-GAAP Measures, decreased 40%, driven by the decline in revenue and higher costs principally associated with investment in our streaming services.

For the three months ended March 31, 2023, we reported a net loss from continuing operations attributable to Paramount of $1.16 billion, or $1.81 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $391 million, or $.58 per diluted share, for the same prior-year period. The comparison was impacted by the programming charges noted above and the other items described under Reconciliation of Non-GAAP Measures for the applicable period. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which exclude these items, decreased 82% and 85%, respectively, primarily reflecting the lower Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three months ended March 31, 2023 and 2022 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), earnings (loss) from continuing operations before income taxes, (provision) benefit for income taxes, net earnings (loss) from continuing operations attributable to Paramount or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended
	March 31,
	2023	2022
Operating income (loss) (GAAP)	$(1,226)	$775
Depreciation and amortization	100	96
Programming charges (a)	1,674	—
Restructuring and other corporate matters (a)	—	57
Gain on dispositions (a)	—	(15)
Adjusted OIBDA (Non-GAAP)	$548	$913
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit (Provision) for Income Taxes	Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,463)	$381	$(1,163)	$(1.81)
Items affecting comparability:
Programming charges (a)	1,674	(409)	1,265	1.94
Discrete tax items (b)	—	(30)	(30)	(.04)
Adjusted (Non-GAAP)	$211	$(58)	$72	$.09
(a) In connection with our plan to integrate Showtime into Paramount+ and initiatives to rationalize and right-size our international operations to align with our streaming strategy and close or globalize certain of our international channels, during the first quarter of 2023 we reviewed our content portfolio and determined that we would not use certain content on our platforms. Accordingly, we recorded programming charges, which were comprised of impairment charges for content removed from our platforms or abandoned, development cost write-offs and contract termination costs.
(b) Principally reflects a tax benefit from the resolution of an income tax matter in a foreign jurisdiction.

	Three Months Ended March 31, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$470	$(34)	$391	$.58
Items affecting comparability:
Restructuring and other corporate matters (a)	57	(12)	45	.07
Gain on dispositions (b)	(15)	4	(11)	(.02)
Loss on extinguishment of debt	73	(17)	56	.09
Discrete tax items (c)	—	(78)	(78)	(.12)
Adjusted (Non-GAAP)	$585	$(137)	$403	$.60
(a) Comprised of restructuring charges of $18 million for severance costs, and a charge of $39 million recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three Months Ended March 31, 2023 versus Three Months Ended March 31, 2022
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2023		2022		$	%
Advertising	$2,651	36%	$2,864	39%	$(213)	(7)%
Affiliate and subscription	3,179	44	2,840	39	339	12
Theatrical	127	2	131	2	(4)	(3)
Licensing and other	1,308	18	1,493	20	(185)	(12)
Total Revenues	$7,265	100%	$7,328	100%	$(63)	(1)%
Advertising
For the three months ended March 31, 2023, the 7% decrease in advertising revenues was driven by weakness in the global advertising market as well as the airing of fewer National Football League (“NFL”) games on CBS in the first quarter of 2023 compared with the same prior-year period.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of fees received from multichannel video programming distributors (MVPDs) and third-party live television streaming services (virtual MVPDs or vMVPDs) for carriage of our cable networks (cable affiliate fees) and our owned television stations (retransmission fees), fees received from television stations for their affiliation with the CBS Television Network (“reverse compensation”), and subscription fees for our streaming services.

For the three months ended March 31, 2023, affiliate and subscription revenues increased 12%, driven by growth in subscribers for Paramount+ to 60.0 million at March 31, 2023 from 39.6 million at March 31, 2022. The increase in subscription revenue was partially offset by lower international affiliate fees for our linear networks, including an unfavorable impact from foreign exchange rate changes. Foreign exchange rate changes unfavorably impacted the total affiliate and subscription revenue comparison by 1 percentage point.

Theatrical
For the three months ended March 31, 2023, theatrical revenues decreased $4 million, reflecting the timing and mix of releases. Releases during the period included Scream VI, 80 for Brady, and Dungeons & Dragons: Honor Among Thieves while releases in the comparable prior-year period were Scream (2022), Jackass Forever, and The Lost City.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The 12% decrease in licensing and other revenues for the three months ended March 31, 2023 reflects a lower volume of licensing in the secondary market.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2023		2022		$	%
Content costs	$3,895	78%	$3,831	80%	$64	2%
Distribution and other	1,069	22	965	20	104	11
Total Operating Expenses	$4,964	100%	$4,796	100%	$168	4%
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

For the three months ended March 31, 2023, content costs increased 2% as a result of our investment in content for our streaming services, which was partially offset by lower costs associated with the decrease in licensing revenue and lower sports programming costs.

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

For the three months ended March 31, 2023, distribution and other expenses increased 11% primarily reflecting higher costs associated with the growth of our streaming services, including costs for third-party distribution, revenue sharing, technology and compensation. The increase also reflects higher costs to support theatrical releases.

Programming Charges
During the first quarter of 2023, in connection with our plan to integrate Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. We also reviewed our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. Following these reviews, we determined that we would not use certain content on our platforms, which resulted in the removal or abandonment of content, the write-off of development costs, and the termination of programming agreements during the quarter. Accordingly, we recorded charges totaling $1.67 billion on the Consolidated Statement of Operations for the three months ended March 31, 2023. The charges are comprised of $1.45 billion for the impairment of content to its estimated fair value, which included assumptions for estimated secondary market licensing revenues, if any, as well as $225 million for development

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
cost write-offs and contract termination costs. As we prepare for the launch of Paramount+ with Showtime later this year, we will continue to evaluate our content portfolio, and may incur additional programming charges.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Selling, general and administrative expenses	$1,753	$1,619	8%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three months ended March 31, 2023, SG&A expenses increased 8% driven by advertising, employee costs and other cost increases to support the growth and expansion of our streaming services.

Depreciation and Amortization

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Depreciation and amortization	$100	$96	4%
Restructuring and Other Corporate Matters
During the three months ended March 31, 2022, we recorded restructuring charges of $18 million for severance costs primarily associated with management changes following our operating segment realignment, and a charge of $39 million following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

Gain on Dispositions
For the three months ended March 31, 2022, gain on dispositions of $15 million was comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter
2021 sale of CBS Studio Center.

Interest Expense/Income

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Interest expense	$226	$240	(6)%
Interest income	$35	$21	67%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of March 31, 2023 and 2022.

	At March 31,
		Weighted Average		Weighted Average
	2023	Interest Rate	2022	Interest Rate
Total notes and debentures	$15,787	5.13%	$16,727	5.09%
Other bank borrowings	$58	7.48%	$65	3.50%
Loss on Extinguishment of Debt
For the three months ended March 31, 2022, we recorded a loss on extinguishment of debt of $73 million associated with the early redemption of long-term debt of $1.94 billion.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended March 31,
	2023	2022
Pension and postretirement benefit costs	$(37)	$(17)
Foreign exchange loss	(9)	1
Other	—	3
Other items, net	$(46)	$(13)
Provision (Benefit) for Income Taxes
The provision (benefit) for income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2023, we recorded a benefit for income taxes of $381 million, reflecting an effective income tax rate of 26.0%. The income tax benefit in the first quarter of 2023 is the result of a tax benefit of $409 million on programming charges of $1.67 billion recorded during the period and a net discrete tax benefit of $30 million, principally from the resolution of an income tax matter in a foreign jurisdiction. Together these items reduced our effective income tax rate by 1.5 percentage points.

For the three months ended March 31, 2022, we recorded a provision for income taxes of $34 million, reflecting an effective income tax rate of 7.2%. Included in the provision for income taxes for the three months ended March 31, 2022 is a net discrete tax benefit of $78 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $25 million on other items identified as affecting the comparability of our results during the period (which include a loss on extinguishment of debt, restructuring and other corporate matters, and a gain on dispositions) reduced our effective income tax rate by 16.2 percentage points.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Equity in loss of investee companies	$(78)	$(52)	(50)%
Tax benefit	3	15	(80)
Equity in loss of investee companies, net of tax	$(75)	$(37)	(103)%
For the three months ended March 31, 2023, the higher loss for our equity-method investments was driven by our investment in SkyShowtime.

Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Net earnings (loss) from continuing operations attributable to Paramount	$(1,163)	$391	n/m
Diluted EPS from continuing operations	$(1.81)	$.58	n/m
n/m-not meaningful
For the three months ended March 31, 2023, we reported a net loss from continuing operations attributable to Paramount of $1.16 billion, or $1.81 per diluted share compared with net earnings from continuing operations attributable to Paramount of $391 million, or $.58 per diluted share. The decrease was driven by the decline in operating income, including the impact from the programming charges discussed above.
Net Earnings from Discontinued Operations
In the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment and as a result, we began presenting Simon & Schuster as a discontinued operation. In the fourth quarter of 2022, we terminated the agreement after the U.S. Department of Justice prevailed in its suit to block the sale. Simon & Schuster remains a noncore asset as it does not fit strategically within our video-based portfolio. We expect to enter into a new agreement to sell Simon & Schuster in 2023. Assuming that we do so, closing would be subject to closing conditions that would include regulatory approval. Simon & Schuster continues to be presented as a discontinued operation for all periods presented.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2023 and 2022, which primarily reflects the results of Simon & Schuster.

	Three Months Ended
	March 31,
	2023	2022
Revenues	$258	$217
Costs and expenses:
Operating	151	124
Selling, general and administrative	45	38
Total costs and expenses (a)	196	162
Operating income	62	55
Other items, net	(3)	(1)
Earnings from discontinued operations	59	54
Provision for income taxes (b)	(14)	(12)
Net earnings from discontinued operations, net of tax	$45	$42
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $4 million and $5 million for the three months ended March 31, 2023 and 2022, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for each of the three months ended March 31, 2023 and 2022.
Segment Results of Operations
We present operating income excluding depreciation and amortization, stock-based compensation, costs for restructuring and other corporate matters, programming charges and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income (Loss), the most directly comparable financial measure in accordance with GAAP.
Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2023		2022		$	%
Revenues:
TV Media	$5,193	71%	$5,645	77%	$(452)	(8)%
Direct-to-Consumer	1,510	21	1,089	15	421	39
Filmed Entertainment	588	8	624	8	(36)	(6)
Eliminations	(26)	—	(30)	—	4	13
Total Revenues	$7,265	100%	$7,328	100%	$(63)	(1)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
			Increase/(Decrease)
	2023	2022	$	%
Adjusted OIBDA:
TV Media	$1,306	$1,544	$(238)	(15)%
Direct-to-Consumer	(511)	(456)	(55)	(12)
Filmed Entertainment	(99)	(37)	(62)	(168)
Corporate/Eliminations	(109)	(104)	(5)	(5)
Stock-based compensation (a)	(39)	(34)	(5)	(15)
Total Adjusted OIBDA	548	913	(365)	(40)
Depreciation and amortization	(100)	(96)	(4)	(4)
Programming charges	(1,674)	—	(1,674)	n/m
Restructuring and other corporate matters	—	(57)	57	n/m
Gain on dispositions	—	15	(15)	n/m
Total Operating Income (Loss)	$(1,226)	$775	$(2,001)	n/m
n/m - not meaningful
(a) For the three months ended March 31, 2022, stock-based compensation expense of $2 million is included in “Restructuring and other corporate matters”.
TV Media
Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
			Increase/(Decrease)
TV Media	2023	2022	$	%
Advertising	$2,256	$2,521	$(265)	(11)%
Affiliate and subscription	2,067	2,098	(31)	(1)
Licensing and other	870	1,026	(156)	(15)
Revenues	$5,193	$5,645	$(452)	(8)%

Adjusted OIBDA	$1,306	$1,544	$(238)	(15)%

Revenues
For the three months ended March 31, 2023, revenues decreased 8%, primarily reflecting lower advertising and licensing revenues.

Advertising
The 11% decrease in advertising revenues was primarily the result of lower impressions for our domestic networks, which were only partially offset by higher pricing, and lower revenues for our international networks, as our advertising revenues were impacted globally by weakness in the advertising market. The decline in advertising revenues also reflects the airing of fewer NFL games on CBS in the first quarter of 2023 compared with the same prior-year period, and an adverse effect from foreign exchange rate changes of 2 percentage points.

Affiliate and Subscription
The 1% decrease in affiliate and subscription revenues mainly reflects lower international affiliate revenues, driven by unfavorable foreign exchange rate changes and a shift of revenue from our pay television services to our streaming services following the restructuring of certain affiliate agreements. Domestic affiliate revenues were

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
essentially flat compared with the prior-year period as the impact from lower domestic subscribers was substantially offset by growth in reverse compensation and contractual rate increases.

Licensing and Other
Licensing and other revenues decreased 15%, reflecting a lower volume of licensing in the secondary market and lower revenues from content produced for third parties.

Adjusted OIBDA
Adjusted OIBDA decreased 15%, primarily driven by the decline in revenues, partially offset by lower content costs associated with the decrease in content licensing revenues and lower sports programming costs.
Direct-to-Consumer
Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
Direct-to-Consumer	2023	2022	Increase/(Decrease)
Advertising	$398	$347	$51	15%
Subscription	1,112	742	370	50
Revenues	$1,510	$1,089	$421	39%

Adjusted OIBDA	$(511)	$(456)	$(55)	(12)%

	Three Months Ended March 31,
(in millions)	2023	2022	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	60.0	39.6	20.4	52%

Revenues	$965	$585	$380	65%
(a) Subscribers include customers with access to Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial. For the periods above, subscriber counts reflect the number of subscribers as of the applicable period-end date.
Revenues
For the three months ended March 31, 2023, the 39% increase in revenue was primarily driven by growth from Paramount+.

Advertising
The 15% increase in advertising revenues was driven by an increase in impressions, reflecting the benefit from growth in Paramount+ subscribers.

Subscription
The 50% increase in subscription revenues reflects growth across our streaming services, primarily from Paramount+. Paramount+ subscribers grew 20.4 million, or 52%, compared to March 31, 2022, driven by the benefit from 2022 launches in international markets as well as growth in U.S. subscribers. Subscriber growth was impacted by the removal of 1.9 million Paramount+ subscribers following the September 2022 launch of the SkyShowtime streaming service in the Nordics, where it replaced Paramount+ in the market, and the removal in

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
April 2022 of 1.2 million Paramount+ subscribers in Russia, where we suspended our operations following Russia’s invasion of Ukraine.

During the quarter, global Paramount+ subscribers increased 4.1 million, or 7%, to 60.0 million, compared with 55.9 million at December 31, 2022, reflecting the continued success of our content, including 1923, Tulsa King, Top Gun: Maverick and Teen Wolf: The Movie as well as the NFL Playoffs.

Adjusted OIBDA
Adjusted OIBDA decreased $55 million, as revenue growth was more than offset by higher costs to support growth in our streaming services including content, advertising, distribution, employee and technology costs.
Filmed Entertainment
Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
			Increase/(Decrease)
Filmed Entertainment	2023	2022	$	%
Advertising (a)	$5	$2	$3	150%
Theatrical	127	131	(4)	(3)
Licensing and other	456	491	(35)	(7)
Revenues	$588	$624	$(36)	(6)%

Adjusted OIBDA	$(99)	$(37)	$(62)	(168)%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms.
Revenues
For the three months ended March 31, 2023, revenues decreased 6%, driven by lower licensing revenues.

Theatrical
The $4 million decrease in theatrical revenues reflects the timing and mix of releases. Releases during the first quarter of 2023 included Scream VI, 80 for Brady, and Dungeons & Dragons: Honor Among Thieves while releases in the comparable prior-year period were Scream (2022), Jackass Forever, and The Lost City.

Licensing and Other
The 7% decrease in licensing and other revenues primarily reflects lower consumer products licensing revenues as a result of macroeconomic softness.

Adjusted OIBDA
Adjusted OIBDA decreased $62 million in the quarter, driven by an adverse impact from the timing of the release of Dungeons and Dragons: Honor Among Thieves on the last day of the quarter, costs from the release of Miramax’s Operation Fortune: Ruse de Guerre, and the decline in consumer products licensing revenues.

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
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Our planned spending throughout 2023 includes continued increased investment in our streaming services. Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including SkyShowtime, our streaming joint venture with Comcast, under which both parent companies have committed to support initial operations over a multiyear period; discretionary share repurchases, dividends and principal payments on our outstanding indebtedness. The Company’s Board of Directors has determined to reduce the quarterly cash dividend on our Class A and Class B Common Stock to $.05 per share (or $.20 annually). We believe that our operating cash flows, cash and cash equivalents, which were $2.11 billion as of March 31, 2023, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for long-term obligations, including our long-term debt obligations due over the next five years, which were $2.85 billion as of March 31, 2023, as well as our other long term commitments, will come primarily from cash flows from operating activities, proceeds from noncore asset sales, including the planned sale of Simon & Schuster, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. In addition, if necessary, we could increase our liquidity position by reducing non-committed spending. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2023	2022	Increase/(Decrease)
Net cash flow (used for) provided by operating activities from:
Continuing operations	$(483)	$295	$(778)
Discontinued operations	105	102	3
Net cash flow (used for) provided by operating activities	(378)	397	(775)
Net cash flow used for investing activities	(89)	(80)	(9)
Net cash flow used for financing activities	(312)	(1,271)	959
Effect of exchange rate changes on cash and cash equivalents	3	(11)	14
Net decrease in cash and cash equivalents	$(776)	$(965)	$189
Operating Activities
Operating cash flow from continuing operations for the three months ended March 31, 2023 was a net use of cash of $483 million compared to a net source of cash of $295 million for the three months ended March 31, 2022. The use of cash in 2023 as well as the decrease in operating cash flow from continuing operations compared to the prior-year period primarily reflects our increased investment in content.

Cash flow provided by operating activities for the three months ended March 31, 2023 and 2022 included payments for restructuring, merger-related costs and transformation initiatives of $65 million and $53 million, respectively. Since the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), we have invested in a number of transformation initiatives. Initially, these were undertaken to realize synergies related to the Merger. More recently, our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we are investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.
Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster.
Investing Activities

	Three Months Ended March 31,
	2023	2022
Investments	$(43)	$(59)
Capital expenditures (a)	(71)	(52)
Other investing activities (b)	25	31
Net cash flow used for investing activities	$(89)	$(80)
(a) Includes payments associated with the implementation of our transformation initiatives of $4 million and $8 million in 2023 and 2022, respectively.
(b) 2023 primarily reflects the collection of receivables associated with the sale of a 37.5% interest in The CW in the prior year and proceeds received from the disposition of certain channels in Latin America. 2022 reflects the disposition of international intangible assets.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Financing Activities

	Three Months Ended March 31,
	2023	2022
Proceeds from issuance of notes and debentures	$—	$991
Repayment of notes and debentures	—	(2,001)
Dividends paid on preferred stock	(14)	(14)
Dividends paid on common stock	(166)	(158)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(16)	(9)
Payments to noncontrolling interests	(89)	(77)
Other financing activities	(27)	(3)
Net cash flow used for financing activities	$(312)	$(1,271)
Dividends
We declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock during each of the three-month periods ended March 31, 2023 and 2022, resulting in total dividends of $161 million and $159 million, respectively.
We declared a quarterly cash dividend of $1.4375 per share on our 5.75% Series A Mandatory Convertible Preferred Stock during each of the three-month periods ended March 31, 2023 and 2022, resulting in total dividends of $14.4 million for each of the respective periods.
Capital Structure
The following table sets forth our debt.

	At	At
	March 31, 2023	December 31, 2022
Senior debt (2.90%-7.875% due 2023-2050)	$14,155	$14,149
Junior debt (6.25% and 6.375% due 2057 and 2062)	1,632	1,632
Other bank borrowings	58	55
Obligations under finance leases	8	10
Total debt (a)	15,853	15,846
Less current portion	240	239
Total long-term debt, net of current portion	$15,613	$15,607
(a) At March 31, 2023 and December 31, 2022, the senior and junior subordinated debt balances included (i) a net unamortized discount of $437 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $88 million and $89 million, respectively. The face value of our total debt was $16.38 billion at both March 31, 2023 and December 31, 2022.

During the first quarter of 2022, we redeemed $1.42 billion of senior notes, prior to maturity, for an aggregate redemption price of $1.48 billion and $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $73 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the first quarter of 2022, we also issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

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

Commercial Paper
At both March 31, 2023 and December 31, 2022, we had no outstanding commercial paper borrowings.

Credit Facility
In March 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility was also amended to include a provision that the occurrence of a Change of Control (as defined in the amended credit agreement) of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At March 31, 2023, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster shall be treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition. We met the covenant as of March 31, 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Other Bank Borrowings
At March 31, 2023 and December 31, 2022, we had bank borrowings under Miramax’s $300 million credit facility, which matured in April 2023, of $58 million and $55 million, respectively, with weighted average interest rates of 7.48% and 7.09%, respectively.
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2023, we had outstanding letters of credit and surety bonds of $178 million that were not recorded on the Consolidated Balance Sheet. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business.

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” on the Consolidated Balance Sheet at March 31, 2023 is a liability totaling $25 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $17 million at March 31, 2023, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In March 2020, the Delaware Chancery Court consolidated the three lawsuits and appointed Bucks County Employees Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action captioned In re CBS Corporation Stockholder Class Action and Derivative Litigation (the “CBS Litigation”). In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, National Amusements, Inc., Sumner M. Redstone National Amusements Trust, additional members of the CBS Board of Directors (including Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with certain aspects of Mr. Ianniello’s compensation awards. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In June 2020, the defendants filed motions to dismiss the Complaint. In January 2021, the Delaware Chancery Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. On January 7, 2022, the Delaware Chancery Court granted Bucks County Employees Retirement Fund’s motion to withdraw as a co-lead plaintiff in the CBS Litigation. In December 2022, the Delaware Chancery Court dismissed the fiduciary duty claim against Mr. Klieger.

In April 2023, the parties to the CBS Litigation agreed to settle the CBS Litigation on the terms and conditions set forth in a binding term sheet (the “CBS Term Sheet”), which will be incorporated into a long-form settlement agreement that will be subject to the final approval of the Delaware Chancery Court. The CBS Term Sheet provides for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses.

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Delaware Chancery Court. In January 2020, the Delaware Chancery Court consolidated the four lawsuits. In February 2020, the Delaware Chancery Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (as used in this paragraph, the “Viacom Litigation”). The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In May 2020, the defendants filed motions to dismiss. In December 2020, the Delaware Chancery Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. In February 2023, the parties to the Viacom Litigation agreed to settle the Viacom Litigation on the terms and conditions set forth in a binding term sheet (the “Viacom Term Sheet”),

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
which was incorporated into a long-form settlement agreement entered into in March 2023 (the “Settlement Agreement”). The Viacom Term Sheet and Settlement Agreement provide for, among other things, the final dismissal of the Viacom Litigation in exchange for a settlement payment in the amount of $122.5 million, which we have recorded in "Other current liabilities" on the Consolidated Balance Sheets. The settlement of the Viacom Litigation is subject to the final approval of the Delaware Chancery Court, and the vast majority of the settlement payment will be due no less than five business days before the final settlement hearing.

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. On February 7, 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants have appealed the ruling.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2023, we had pending approximately 21,640 asbestos claims, as compared with approximately 21,580 as of December 31, 2022. During the first quarter of 2023, we received approximately 650 new claims and closed or moved to an inactive docket approximately 590 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2022, for a discussion of our critical accounting policies.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer viewership, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive industries, including cost increases; our ability to maintain attractive brands and to offer popular content; changes in consumer behavior, as well as evolving technologies and distribution models; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; risks related to our ongoing investments in new businesses, products, services, technologies and other strategic activities; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; risks related to environmental, social and governance (ESG) matters; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally; the impact of COVID-19 and other pandemics and measures taken in response thereto; liabilities related to discontinued operations and former businesses; the loss of existing or inability to hire new key employees or secure creative talent; strikes and other union activity; volatility in the price of our common stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the first quarter of 2023, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at March 31, 2023.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
	(a)	Form of Terms and Conditions for Performance Share Units under ViacomCBS Inc. 2009 Long-Term Incentive Plan (filed herewith).*
	(b)	Form of Terms and Conditions for Restricted Share Units under ViacomCBS Inc. 2009 Long-Term Incentive Plan (filed herewith).*
	(c)	Summary of Paramount Global Compensation for Outside Directors (filed herewith).*
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Paramount Global. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
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

PARAMOUNT GLOBAL (Registrant)

Date: May 4, 2023	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: May 4, 2023	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer