Form 10-Q
period 2023-06-30
Paramount Global
filed 2023-08-08
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at August 2, 2023:
Class A Common Stock, par value $.001 per share— 40,703,633
Class B Common Stock, par value $.001 per share— 610,398,716

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$7,616	$7,779	$14,881	$15,107
Costs and expenses:
Operating	5,227	5,106	10,191	9,902
Programming charges	697	—	2,371	—
Selling, general and administrative	1,783	1,710	3,536	3,329
Depreciation and amortization	105	94	205	190
Restructuring and other corporate matters	54	50	54	107
Total costs and expenses	7,866	6,960	16,357	13,528
Gain on dispositions	—	—	—	15
Operating income (loss)	(250)	819	(1,476)	1,594
Interest expense	(240)	(230)	(466)	(470)
Interest income	33	19	68	40
Gain from investment	168	—	168	—
Loss on extinguishment of debt	—	(47)	—	(120)
Other items, net	(60)	(42)	(106)	(55)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(349)	519	(1,812)	989
Benefit from (provision for) income taxes	95	(129)	476	(163)
Equity in loss of investee companies, net of tax	(109)	(29)	(184)	(66)
Net earnings (loss) from continuing operations	(363)	361	(1,520)	760
Net earnings from discontinued operations, net of tax	73	61	118	103
Net earnings (loss) (Paramount and noncontrolling interests)	(290)	422	(1,402)	863
Net earnings attributable to noncontrolling interests	(9)	(3)	(15)	(11)
Net earnings (loss) attributable to Paramount	$(299)	$419	$(1,417)	$852

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(372)	$358	$(1,535)	$749
Net earnings from discontinued operations, net of tax	73	61	118	103
Net earnings (loss) attributable to Paramount	$(299)	$419	$(1,417)	$852

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(.59)	$.53	$(2.40)	$1.11
Net earnings from discontinued operations	$.11	$.09	$.18	$.16
Net earnings (loss)	$(.48)	$.62	$(2.22)	$1.27

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(.59)	$.53	$(2.40)	$1.11
Net earnings from discontinued operations	$.11	$.09	$.18	$.16
Net earnings (loss)	$(.48)	$.62	$(2.22)	$1.27

Weighted average number of common shares outstanding:
Basic	651	649	651	649
Diluted	651	650	651	650
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings (loss) (Paramount and noncontrolling interests)	$(290)	$422	$(1,402)	$863
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	90	(169)	143	(209)
Decrease to net actuarial loss and prior service costs	12	17	23	33
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	102	(152)	166	(176)
Other comprehensive income (loss) from discontinued operations	2	(8)	4	(6)
Comprehensive income (loss)	(186)	262	(1,232)	681
Less: Comprehensive income (loss) attributable to noncontrolling interests	10	(1)	17	7
Comprehensive income (loss) attributable to Paramount	$(196)	$263	$(1,249)	$674
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,714	$2,885
Receivables, net	7,186	7,412
Programming and other inventory	1,533	1,342
Prepaid expenses and other current assets	1,458	1,308
Current assets of discontinued operations	568	787
Total current assets	12,459	13,734
Property and equipment, net	1,689	1,762
Programming and other inventory	14,602	16,278
Goodwill	16,517	16,499
Intangible assets, net	2,682	2,694
Operating lease assets	1,302	1,391
Deferred income tax assets, net	1,282	1,242
Other assets	4,016	3,991
Assets of discontinued operations	812	802
Total Assets	$55,361	$58,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,210	$1,403
Accrued expenses	1,948	2,071
Participants’ share and royalties payable	2,470	2,416
Accrued programming and production costs	2,159	2,063
Deferred revenues	921	973
Debt	180	239
Other current liabilities	1,343	1,477
Current liabilities of discontinued operations	439	549
Total current liabilities	10,670	11,191
Long-term debt	15,620	15,607
Participants’ share and royalties payable	1,616	1,744
Pension and postretirement benefit obligations	1,463	1,458
Deferred income tax liabilities, net	516	1,077
Operating lease liabilities	1,341	1,428
Program rights obligations	254	367
Other liabilities	1,520	1,715
Liabilities of discontinued operations	204	200

Commitments and contingencies (Note 13)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 10 (2023 and 2022) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2023 and 2022) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,113 (2023) and 1,112 (2022) shares issued	1	1
Additional paid-in capital	33,135	33,063
Treasury stock, at cost; 503 (2023 and 2022) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	13,116	14,737
Accumulated other comprehensive loss	(1,639)	(1,807)
Total Paramount stockholders’ equity	21,655	23,036
Noncontrolling interests	502	570
Total Equity	22,157	23,606
Total Liabilities and Equity	$55,361	$58,393
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2023	2022
Operating Activities:
Net earnings (loss) (Paramount and noncontrolling interests)	$(1,402)	$863
Less: Net earnings from discontinued operations, net of tax	118	103
Net earnings (loss) from continuing operations	(1,520)	760
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow (used for) provided by operating activities from continuing operations:
Depreciation and amortization	205	190
Programming charges	2,371	—
Deferred tax benefit	(586)	(56)
Stock-based compensation	88	77
Gain on dispositions	—	(15)
Gain from investment	(168)	—
Loss on extinguishment of debt	—	120
Equity in loss of investee companies, net of tax	184	66
Change in assets and liabilities	(1,198)	(667)
Net cash flow (used for) provided by operating activities from continuing operations	(624)	475
Net cash flow provided by operating activities from discontinued operations	223	116
Net cash flow (used for) provided by operating activities	(401)	591
Investing Activities:
Investments	(124)	(141)
Capital expenditures	(140)	(151)
Other investing activities	39	35
Net cash flow used for investing activities from continuing operations	(225)	(257)
Net cash flow used for investing activities from discontinued operations	(2)	(1)
Net cash flow used for investing activities	(227)	(258)
Financing Activities:
Proceeds from issuance of notes and debentures	—	991
Repayment of notes and debentures	—	(3,010)
Dividends paid on preferred stock	(29)	(29)
Dividends paid on common stock	(317)	(315)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(19)	(13)
Payments to noncontrolling interests	(93)	(77)
Other financing activities	(89)	(45)
Net cash flow used for financing activities	(547)	(2,498)
Effect of exchange rate changes on cash and cash equivalents	4	(65)
Net decrease in cash and cash equivalents	(1,171)	(2,230)
Cash and cash equivalents at beginning of year	2,885	6,267
Cash and cash equivalents at end of period	$1,714	$4,037
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended June 30, 2023
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
March 31, 2023	10	$—	651	$1	$33,087	$(22,958)	$13,463	$(1,742)	$21,851	$492	$22,343
Stock-based compensation activity	—	—	—	—	48	—	—	—	48	—	48
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—
Net earnings (loss)	—	—	—	—	—	—	(299)	—	(299)	9	(290)
Other comprehensive income	—	—	—	—	—	—	—	103	103	1	104
June 30, 2023	10	$—	651	$1	$33,135	$(22,958)	$13,116	$(1,639)	$21,655	$502	$22,157

	Six Months Ended June 30, 2023
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2022	10	$—	650	$1	$33,063	$(22,958)	$14,737	$(1,807)	$23,036	$570	$23,606
Stock-based compensation activity and other	—	—	1	—	72	—	19	—	91	—	91
Preferred stock dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Common stock dividends	—	—	—	—	—	—	(194)	—	(194)	—	(194)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(85)	(85)
Net earnings (loss)	—	—	—	—	—	—	(1,417)	—	(1,417)	15	(1,402)
Other comprehensive income	—	—	—	—	—	—	—	168	168	2	170
June 30, 2023	10	$—	651	$1	$33,135	$(22,958)	$13,116	$(1,639)	$21,655	$502	$22,157
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business—Paramount Global, a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, is comprised of the following segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) premium and basic cable networks, including Showtime (to be rebranded to Paramount+ with Showtime in the future), MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, Showtime Networks’ domestic premium subscription streaming service (Showtime OTT), BET+ and Noggin. Effective June 27, 2023, we launched the Paramount+ with Showtime plan in the United States, which replaced the Paramount+ Premium plan. Effective July 6, 2023, Showtime OTT was no longer offered as a standalone subscription service for new subscribers.

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

Discontinued Operations—In the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment and as a result, we began presenting Simon and Schuster as a discontinued operation (see Note 2). In the fourth quarter of 2022, we terminated the agreement after the U.S. Department of Justice prevailed in its suit to block the sale. On August 7, 2023, we entered into an agreement to sell Simon & Schuster to affiliates of Kohlberg Kravis & Roberts for $1.62 billion, subject to closing conditions, including regulatory approvals.

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

All of our stock options and RSUs, which total 19 million and 20 million for the three and six months ended June 30, 2023, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Stock options and RSUs totaling 11 million and 9 million for the three and six months ended June 30, 2022, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive. Also excluded from the calculation of diluted EPS for each period was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2023	2022	2023	2022
Weighted average shares for basic EPS	651	649	651	649
Dilutive effect of shares issuable under stock-based compensation plans	—	1	—	1
Weighted average shares for diluted EPS	651	650	651	650

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings (loss) from continuing operations and net earnings (loss) used in our calculation of diluted EPS for the three and six months ended June 30, 2023 and 2022 include a reduction for the preferred stock dividends recorded during each period. The table below presents a reconciliation of net earnings (loss) from continuing operations and net earnings (loss) to the amounts used in the calculations of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(372)	$358	$(1,535)	$749
Preferred stock dividends	(14)	(14)	(29)	(29)
Net earnings (loss) from continuing operations for basic and diluted EPS calculation	$(386)	$344	$(1,564)	$720

Amounts attributable to Paramount:
Net earnings (loss)	$(299)	$419	$(1,417)	$852
Preferred stock dividends	(14)	(14)	(29)	(29)
Net earnings (loss) for basic and diluted EPS calculation	$(313)	$405	$(1,446)	$823
2) DISCONTINUED OPERATIONS
The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2023 and 2022, which primarily reflects the results of Simon & Schuster (See Note 1).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$292	$293	$550	$510
Costs and expenses:
Operating	155	161	306	285
Selling, general and administrative	44	47	89	85
Total costs and expenses (a)	199	208	395	370
Operating income	93	85	155	140
Other items, net	(4)	(5)	(7)	(6)
Earnings from discontinued operations	89	80	148	134
Provision for income taxes (b)	(16)	(19)	(30)	(31)
Net earnings from discontinued operations, net of tax	$73	$61	$118	$103
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $2 million and $6 million for the three and six months ended June 30, 2023, respectively, and $5 million and $10 million for the three and six months ended June 30, 2022, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for the six months ended June 30, 2023, and $1 million and $2 million for the three and six months ended June 30, 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	June 30, 2023	December 31, 2022
Receivables, net	$347	$558
Other current assets	221	229
Goodwill	435	434
Property and equipment, net	55	53
Operating lease assets	216	204
Other assets	106	111
Total Assets	$1,380	$1,589
Royalties payable	$179	$161
Other current liabilities	260	388
Operating lease liabilities	187	182
Other liabilities	17	18
Total Liabilities	$643	$749
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at June 30, 2023 and December 31, 2022, grouped by type and predominant monetization strategy.

	At	At
	June 30, 2023	December 31, 2022
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,148	$3,238
Internally-produced television and film programming:
Released	6,572	7,154
In process and other	2,679	3,299

Individual Monetization:
Acquired libraries	372	394
Film inventory:
Released	701	694
Completed, not yet released	175	129
In process and other	1,300	1,317
Internally-produced television programming:
Released	567	624
In process and other	583	726
Home entertainment	38	45
Total programming and other inventory	16,135	17,620
Less current portion	1,533	1,342
Total noncurrent programming and other inventory	$14,602	$16,278

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Programming costs, acquired programming	$1,234	$1,149	$2,648	$2,645

Production costs, internally-produced television and film programming:
Individual monetization	$734	$671	$1,130	$1,162
Film group monetization	$1,358	$1,297	$2,726	$2,444
Programming Charges
During the six months ended June 30, 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, during the first quarter, we reviewed our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statements of Operations relating to these actions in each quarter. These charges, which totaled $697 million and $2.37 billion for the three and six months ended June 30, 2023, respectively, are comprised of $520 million and $1.97 billion for the impairment of content to its estimated fair value, as well as $177 million and $402 million for development cost write-offs and contract termination costs. For content that was removed from our platforms or abandoned, the estimated fair value was determined using assumptions for secondary market licensing revenues, if any.
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At June 30, 2023, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.8% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023 (a)	2022	2023 (a)	2022
Revenues	$87	$74	$195	$128
Operating expenses	$9	$1	$13	$6
(a) The increase in revenues for the three and six months ended June 30, 2023 relates to the SkyShowtime streaming service, which launched in September 2022.

	At	At
	June 30, 2023	December 31, 2022
Accounts receivable	$277	$198

Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
5) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 12 for revenues by segment disaggregated into these categories.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues by Type:
Advertising	$2,395	$2,545	$5,046	$5,409
Affiliate and subscription	3,235	2,888	6,414	5,728
Theatrical	231	764	358	895
Licensing and other	1,755	1,582	3,063	3,075
Total Revenues	$7,616	$7,779	$14,881	$15,107
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. At June 30, 2023 and December 31, 2022, our allowance for credit losses was $99 million and $111 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.46 billion and $1.61 billion at June 30, 2023 and December 31, 2022, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $990 million and $1.06 billion at June 30, 2023 and December 31, 2022, respectively. We recognized revenues of $0.6 billion and $0.7 billion for the six months ended June 30, 2023 and 2022, respectively, that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At June 30, 2023, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $9 billion, of which $2 billion is expected to be recognized during the remainder of 2023, $3 billion in 2024, $2 billion in 2025, and $2 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. For each of the three months ended June 30, 2023 and 2022, we recognized revenues of $0.2 billion, and for the six months ended June 30, 2023 and 2022, we recognized revenues of $0.2 billion and $0.3 billion, respectively, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
6) DEBT
Our debt consists of the following:

	At	At
	June 30, 2023	December 31, 2022
7.875% Debentures due 2023	$139	$139
7.125% Senior Notes due 2023	35	35
4.75% Senior Notes due 2025	553	552
4.0% Senior Notes due 2026	795	795
3.45% Senior Notes due 2026	124	124
2.90% Senior Notes due 2027	695	694
3.375% Senior Notes due 2028	497	496
3.70% Senior Notes due 2028	495	494
4.20% Senior Notes due 2029	495	495
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,227	1,226
4.20% Senior Notes due 2032	976	975
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,071	1,071
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	489	488
4.375% Senior Debentures due 2043	1,134	1,130
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,234	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	541
4.60% Senior Notes due 2045	590	590
4.95% Senior Notes due 2050	947	946
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	989
Other bank borrowings	—	55
Obligations under finance leases	6	10
Total debt (a)	15,800	15,846
Less current portion	180	239
Total long-term debt, net of current portion	$15,620	$15,607
(a) At June 30, 2023 and December 31, 2022, the senior and junior subordinated debt balances included (i) a net unamortized discount of $432 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $86 million and $89 million, respectively. The face value of our total debt was $16.32 billion and $16.38 billion at June 30, 2023 and December 31, 2022, respectively.
During the six months ended June 30, 2022, we redeemed $2.39 billion of senior notes, prior to maturity, for an aggregate redemption price of $2.49 billion, which included second quarter redemptions of $970 million for a redemption price of $1.01 billion. Also in the six-month period, we redeemed $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $47 million and $120 million for the three and six months ended June 30, 2022, respectively.

During the six months ended June 30, 2022, we also issued $1.00 billion of 6.375% junior subordinated debentures due 2062.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper
At both June 30, 2023 and December 31, 2022, we had no outstanding commercial paper borrowings.

Credit Facility
During the first quarter of 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility was also amended to include a provision that the occurrence of a Change of Control (as defined in the amended credit agreement) of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At June 30, 2023, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster shall be treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition. We met the covenant as of June 30, 2023.

Other Bank Borrowings
At June 30, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility, which matures in November 2023. This facility replaced the previous $300 million credit facility that matured in April 2023. At December 31, 2022, we had $55 million of bank borrowings under the previous facility with a weighted average interest rate of 7.09%.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At June 30, 2023 and December 31, 2022, the carrying value of our outstanding notes and debentures was $15.79 billion and $15.78 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $13.9 billion in each period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Investments
In April 2023, our ownership of Viacom18 was diluted from 49% to 13% following investment by other parties. Accordingly, we no longer account for it under the equity method. The difference between the carrying value of our 49% interest and the fair value of our 13% interest, as indicated by the additional investments, resulted in a noncash gain of $168 million during the second quarter of 2023.

The carrying value of our investments without a readily determinable fair value for which we have no significant influence, which include Viacom18 subsequent to the dilution of our investment, was $593 million and $70 million at June 30, 2023 and December 31, 2022, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

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

At June 30, 2023 and December 31, 2022, the notional amount of all foreign exchange contracts was $3.11 billion and $3.06 billion, respectively. At June 30, 2023, $2.48 billion related to future production costs and $626 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2022, $2.40 billion related to future production costs and $655 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022	Financial Statement Account
Non-designated foreign exchange contracts	$(7)	$38	$(6)	$40	Other items, net

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the Financial Accounting Standards Board (“FASB”), which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	June 30, 2023	December 31, 2022
Assets:
Foreign currency hedges	$38	$39
Total Assets	$38	$39
Liabilities:
Deferred compensation	$346	$336
Foreign currency hedges	59	83
Total Liabilities	$405	$419
The estimated fair value of our impaired content was determined using level 3 inputs. See Note 3.

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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	June 30, 2023	December 31, 2022
Total assets	$1,948	$1,961

Total liabilities	$241	$328

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$201	$86	$346	$189

Operating loss	$(1)	$(27)	$(32)	$(55)
9) STOCKHOLDERS’ EQUITY
Dividends
The following table presents dividends declared per share and total dividends for our Class A and B Common Stock and our Mandatory Convertible Preferred Stock for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.24	$.29	$.48

Total common stock dividends	$34	$160	$194	$318
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$1.4375	$2.8750	$2.8750

Total preferred stock dividends	$14	$14	$29	$29

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments		Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2022	$(680)		$(1,097)		$(30)	$(1,807)
Other comprehensive income before reclassifications	97		—		4	101
Reclassifications to net loss	44	(b)	23	(c)	—	67
Other comprehensive income	141		23		4	168
At June 30, 2023	$(539)		$(1,074)		$(26)	$(1,639)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2021	$(445)	$(1,434)		$(23)	$(1,902)
Other comprehensive loss before reclassifications	(205)	—		(6)	(211)
Reclassifications to net earnings	—	33	(c)	—	33
Other comprehensive income (loss)	(205)	33		(6)	(178)
At June 30, 2022	$(650)	$(1,401)		$(29)	$(2,080)
(a) Reflects cumulative translation adjustments.
(b) Reflects amounts realized within “Gain from investment” on the Consolidated Statements of Operations in connection with the dilution of our interest in Viacom18 (see Note 7).
(c) Reflects amortization of net actuarial losses (see Note 11).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $8 million and $10 million for the six months ended June 30, 2023 and 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2023, we recorded a benefit from income taxes of $95 million and $476 million, reflecting effective income tax rates of 27.2% and 26.3%, respectively. These income tax benefits are primarily the result of tax benefits of $173 million and $582 million on programming charges of $697 million and $2.37 billion for the three- and six-month periods, respectively. The tax benefit from the programming charges for the quarter, together with a net discrete tax benefit of $4 million and a net tax provision of $46 million on other items identified as affecting the comparability of our results during the period (which include a gain from an investment and restructuring charges) increased our effective income tax rate by 11.8 percentage points. For the six-month period, the tax benefit from the programming charges together with a net discrete tax benefit of $34 million, principally from the resolution of an income tax matter in a foreign jurisdiction, and a net tax provision of $46 million on other items identified as affecting the comparability of our results during the period (which include a gain from an investment and restructuring charges), increased our effective income tax rate by 5.2 percentage points.

For the three and six months ended June 30, 2022, we recorded a provision for income taxes of $129 million and $163 million, reflecting effective income tax rates of 24.9% and 16.5%, respectively. Included in the provision for income taxes for the second quarter of 2022 is a net discrete tax benefit of $3 million, which together with a net tax benefit of $23 million on other items identified as affecting the comparability of our results during the period (which include a loss on extinguishment of debt and charges for restructuring and other corporate matters) reduced our effective income tax rate by 0.3 percentage points. The tax provision for the six months ended June 30, 2022 included a net discrete tax benefit of $81 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $48 million on other items identified as affecting the comparability of our results during the six-month period (which include a loss on extinguishment of debt, charges for restructuring and other corporate matters, and a gain on dispositions) reduced our effective income tax rate by 7.8 percentage points.

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

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2023	2022	2023	2022
Components of net periodic cost (a):
Interest cost	$52	$37	$3	$2
Expected return on plan assets	(32)	(43)	—	—
Amortization of actuarial loss (gain) (b)	21	25	(5)	(4)
Net periodic cost	$41	$19	$(2)	$(2)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2023	2022	2023	2022
Components of net periodic cost (a):
Interest cost	$103	$75	$6	$4
Expected return on plan assets	(64)	(86)	—	—
Amortization of actuarial loss (gain) (b)	42	49	(9)	(7)
Net periodic cost	$81	$38	$(3)	$(3)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Advertising	$1,946	$2,174	$4,202	$4,695
Affiliate and subscription	2,011	2,058	4,078	4,156
Licensing and other	1,200	1,024	2,070	2,050
TV Media	5,157	5,256	10,350	10,901
Advertising	441	363	839	710
Subscription	1,224	830	2,336	1,572
Direct-to-Consumer	1,665	1,193	3,175	2,282
Advertising	11	12	16	14
Theatrical	231	764	358	895
Licensing and other	589	587	1,045	1,078
Filmed Entertainment	831	1,363	1,419	1,987
Eliminations	(37)	(33)	(63)	(63)
Total Revenues	$7,616	$7,779	$14,881	$15,107
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Intercompany Revenues:
TV Media	$8	$13	$21	$24
Filmed Entertainment	29	20	42	39
Total Intercompany Revenues	$37	$33	$63	$63

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Adjusted OIBDA:
TV Media	$1,194	$1,380	$2,500	$2,924
Direct-to-Consumer	(424)	(445)	(935)	(901)
Filmed Entertainment	5	181	(94)	144
Corporate/Eliminations	(124)	(112)	(233)	(216)
Stock-based compensation (a)	(45)	(41)	(84)	(75)
Depreciation and amortization	(105)	(94)	(205)	(190)
Programming charges	(697)	—	(2,371)	—
Restructuring and other corporate matters	(54)	(50)	(54)	(107)
Gain on dispositions	—	—	—	15
Operating income (loss)	(250)	819	(1,476)	1,594
Interest expense	(240)	(230)	(466)	(470)
Interest income	33	19	68	40
Gain from investment	168	—	168	—
Loss on extinguishment of debt	—	(47)	—	(120)
Other items, net	(60)	(42)	(106)	(55)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(349)	519	(1,812)	989
Benefit from (provision for) income taxes	95	(129)	476	(163)
Equity in loss of investee companies, net of tax	(109)	(29)	(184)	(66)
Net earnings (loss) from continuing operations	(363)	361	(1,520)	760
Net earnings from discontinued operations, net of tax	73	61	118	103
Net earnings (loss) (Paramount and noncontrolling interests)	(290)	422	(1,402)	863
Net earnings attributable to noncontrolling interests	(9)	(3)	(15)	(11)
Net earnings (loss) attributable to Paramount	$(299)	$419	$(1,417)	$852
(a) Stock-based compensation expense of $4 million for the three and six months ended June 30, 2023 and $2 million for the six months ended June 30, 2022 is included in “Restructuring and other corporate matters”.
13) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2023, we had outstanding letters of credit and surety bonds of $175 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility, under which no letters of credit were issued. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility (see Note 6).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” on the Consolidated Balance Sheet at June 30, 2023 is a liability totaling $26 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $14 million at June 30, 2023, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In March 2020, the Delaware Chancery Court consolidated the three lawsuits and appointed Bucks County Employees Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action captioned In re CBS Corporation Stockholder Class Action and Derivative Litigation (the “CBS Litigation”). In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, National Amusements, Inc., Sumner M. Redstone National Amusements Trust, additional members of the CBS Board of

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Directors (including Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with certain aspects of Mr. Ianniello’s compensation awards. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In June 2020, the defendants filed motions to dismiss the Complaint. In January 2021, the Delaware Chancery Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. In January 2022, the Delaware Chancery Court granted Bucks County Employees Retirement Fund’s motion to withdraw as a co-lead plaintiff in the CBS Litigation. In December 2022, the Delaware Chancery Court dismissed the fiduciary duty claim against Mr. Klieger.

In May 2023, the parties to the CBS Litigation entered into a settlement agreement that provides for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses. The settlement of the CBS Litigation is subject to the final approval of the Delaware Chancery Court.

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Delaware Chancery Court. In January 2020, the Delaware Chancery Court consolidated the four lawsuits. In February 2020, the Delaware Chancery Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (as used in this paragraph, the “Viacom Litigation”). The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In May 2020, the defendants filed motions to dismiss. In December 2020, the Delaware Chancery Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. In March 2023, the parties to the Viacom Litigation entered into a settlement agreement that provides for, among other things, the final dismissal of the Viacom Litigation in exchange for a settlement payment in the amount of $122.5 million, which we recorded in “Other current liabilities” on the Consolidated Balance Sheet. In July 2023, the Delaware Chancery Court granted final approval of the settlement and dismissed the Viacom Litigation with prejudice.

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants have appealed the ruling.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2023, we had pending approximately 20,750 asbestos claims, as compared with approximately 21,580 as of December 31, 2022. During the second quarter of 2023, we received approximately 740 new claims and closed or moved to an inactive docket approximately 1,630 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
14) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2023	2022
Cash paid for interest	$449	$474

Cash paid for income taxes:
Continuing operations	$56	$79
Discontinued operations	$14	$10

Noncash additions to operating lease assets	$69	$96
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $8 million and $22 million for the three and six months ended June 30, 2023, respectively, and $19 million and $34 million for the three and six months ended June 30, 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2023 and 2022, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
TV Media	$32	$9	$32	$9
Direct-to-Consumer	3	1	3	1
Filmed Entertainment	5	—	5	18
Corporate	14	—	14	—
Restructuring charges (a)	54	10	54	28
Other corporate matters	—	40	—	79
Restructuring and other corporate matters	$54	$50	$54	$107
(a) Restructuring charges include the accelerated vesting of stock-based compensation, where applicable.
Following our 2022 operating segment realignment and as we integrate Showtime into Paramount+, during the second quarter of 2023, we implemented further initiatives to streamline and transform our operations, and as a result recorded restructuring charges of $54 million for associated severance costs.

During the three and six months ended June 30, 2022, we recorded restructuring charges of $10 million and $28 million, respectively, for severance costs primarily associated with management changes following the operating segment realignment noted above.

At June 30, 2023 and December 31, 2022, our restructuring liability was $251 million and $302 million, respectively, and was recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. During the six months ended June 30, 2023, we made payments for restructuring of $86 million. The restructuring liability at June 30, 2023, which principally relates to severance payments, is expected to be substantially paid by the end of 2024.

Additionally, during the three and six months ended June 30, 2022, we recorded charges for other corporate matters of $40 million associated with litigation described under Legal Matters—Stockholder Matters in Note 13, and during the six months ended June 30, 2022, we also recorded a charge of $39 million following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and six months ended June 30, 2023 compared with the three and six months ended June 30, 2022.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the six months ended June 30, 2023 and June 30, 2022; and of our outstanding debt as of June 30, 2023.
•Legal Matters—Discussion of legal matters to which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended June 30, 2023 versus Three Months Ended June 30, 2022

Consolidated Results of Operations			Increase/(Decrease)
Three Months Ended June 30,	2023	2022	$	%
GAAP:
Revenues	$7,616	$7,779	$(163)	(2)%
Operating income (loss)	$(250)	$819	$(1,069)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(372)	$358	$(730)	n/m
Diluted EPS from continuing operations	$(.59)	$.53	$(1.12)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$606	$963	$(357)	(37)%
Adjusted net earnings from continuing operations attributable to Paramount	$80	$429	$(349)	(81)%
Adjusted diluted EPS from continuing operations	$.10	$.64	$(.54)	(84)%
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended June 30, 2023, revenues decreased 2% to $7.62 billion. A decline in theatrical revenues of $533 million, reflecting the strong performance in 2022 of Top Gun: Maverick, and lower revenue from our linear networks, mainly resulting from weakness in the global advertising market, was offset by revenue growth across our streaming services and higher content licensing revenues.

We reported an operating loss of $250 million for the three months ended June 30, 2023 compared with operating income of $819 million for the comparable prior-year period. The comparison was impacted by programming charges of $697 million recorded during the current quarter. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these charges, as well as other items described under Reconciliation of Non-GAAP Measures, decreased 37%, driven by lower advertising revenues and the timing and mix of theatrical releases in each year.

For the three months ended June 30, 2023, we reported a net loss from continuing operations attributable to Paramount of $372 million, or $.59 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $358 million, or $.53 per diluted share in the prior-year period. The comparison was impacted by the programming charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted earnings per share (“EPS”), which decreased $349 million and $.54 per diluted share, respectively. These declines primarily reflect the lower tax-effected Adjusted OIBDA and losses from our investment in SkyShowtime, which launched its streaming service in September 2022.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operational Highlights - Six Months Ended June 30, 2023 versus Six Months Ended June 30, 2022

Consolidated Results of Operations			Increase/(Decrease)
Six Months Ended June 30,	2023	2022	$	%
GAAP:
Revenues	$14,881	$15,107	$(226)	(1)%
Operating income (loss)	$(1,476)	$1,594	$(3,070)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(1,535)	$749	$(2,284)	n/m
Diluted EPS from continuing operations	$(2.40)	$1.11	$(3.51)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$1,154	$1,876	$(722)	(38)%
Adjusted net earnings from continuing operations attributable to Paramount	$152	$832	$(680)	(82)%
Adjusted diluted EPS from continuing operations	$.19	$1.24	$(1.05)	(85)%
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2023, revenues decreased 1% to $14.88 billion, as lower revenues from our theatrical releases and linear networks were offset by growth in revenues from our streaming services, led by Paramount+. The decline for our linear networks principally reflects weakness in the global advertising market.

We reported an operating loss of $1.48 billion for the six months ended June 30, 2023 compared with operating income of $1.59 billion for the comparable prior-year period. The comparison was impacted by programming charges of $2.37 billion recorded in 2023. Adjusted OIBDA, which excludes these charges, as well as other items described under Reconciliation of Non-GAAP Measures, decreased 38%, driven by the decline in linear revenues and the timing and mix of theatrical releases in each year.

For the six months ended June 30, 2023, we reported a net loss from continuing operations attributable to Paramount of $1.54 billion, or $2.40 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $749 million, or $1.11 per diluted share, for the same prior-year period. The comparison was impacted by the programming charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which decreased $680 million and $1.05 per diluted share, respectively, primarily reflecting the lower tax-effected Adjusted OIBDA and losses from our investment in SkyShowtime.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three and six months ended June 30, 2023 and 2022 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), earnings (loss) from continuing operations before income taxes, (provision for) benefit from income taxes, net earnings (loss) from continuing operations attributable to Paramount or diluted EPS from continuing operations, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating income (loss) (GAAP)	$(250)	$819	$(1,476)	$1,594
Depreciation and amortization	105	94	205	190
Programming charges (a)	697	—	2,371	—
Restructuring and other corporate matters (a)	54	50	54	107
Gain on dispositions (a)	—	—	—	(15)
Adjusted OIBDA (Non-GAAP)	$606	$963	$1,154	$1,876
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes	Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(349)	$95	$(372)	$(.59)
Items affecting comparability:
Programming charges (a)	697	(173)	524	.80
Restructuring charges (b)	54	(14)	40	.06
Gain from investment (c)	(168)	60	(108)	(.16)
Discrete tax items	—	(4)	(4)	(.01)
Adjusted (Non-GAAP)	$234	$(36)	$80	$.10
(a) Comprised of programming charges recorded in connection with the integration of Showtime into Paramount+. During the second quarter of 2023, we continued the review of our content portfolio that we began during the first quarter and as a result changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements.
(b) Consists of severance costs associated with the implementation of initiatives to transform and streamline our operations following our 2022 operating segment realignment and as we integrate Showtime into Paramount+.
(c) Reflects a gain recognized on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.

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
(a) Comprised of restructuring charges of $10 million for severance costs primarily associated with management changes following our operating segment realignment, and a charge of $40 million associated with litigation described under Legal Matters—Stockholder Matters.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes	Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,812)	$476	$(1,535)	$(2.40)
Items affecting comparability:
Programming charges (a)	2,371	(582)	1,789	2.74
Restructuring charges (b)	54	(14)	40	.06
Gain from investment (c)	(168)	60	(108)	(.16)
Discrete tax items (d)	—	(34)	(34)	(.05)
Adjusted (Non-GAAP)	$445	$(94)	$152	$.19
(a) Comprised of programming charges recorded in connection with the integration of Showtime into Paramount+ and initiatives to rationalize and right-size our international operations to align with our streaming strategy and close or globalize certain of our international channels. During the six months ended June 30, 2023, we reviewed our content portfolio and as a result changed the strategy for certain content. These changes led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements.
(b) Consists of severance costs associated with the implementation of initiatives to transform and streamline our operations following our 2022 operating segment realignment and as we integrate Showtime into Paramount+.
(c) Reflects a gain recognized on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.
(d) Principally reflects a tax benefit from the resolution of an income tax matter in a foreign jurisdiction.

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
(a) Comprised of charges of $28 million for restructuring, consisting of severance costs primarily associated with management changes following our operating segment realignment; $39 million recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine; and $40 million associated with litigation described under Legal Matters—Stockholder Matters.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Six Months Ended June 30, 2023 versus Three and Six Months Ended June 30, 2022
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2023		2022		$	%
Advertising	$2,395	31%	$2,545	33%	$(150)	(6)%
Affiliate and subscription	3,235	43	2,888	37	347	12
Theatrical	231	3	764	10	(533)	(70)
Licensing and other	1,755	23	1,582	20	173	11
Total Revenues	$7,616	100%	$7,779	100%	$(163)	(2)%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2023		2022		$	%
Advertising	$5,046	34%	$5,409	36%	$(363)	(7)%
Affiliate and subscription	6,414	43	5,728	38	686	12
Theatrical	358	2	895	6	(537)	(60)
Licensing and other	3,063	21	3,075	20	(12)	—
Total Revenues	$14,881	100%	$15,107	100%	$(226)	(1)%
Advertising
For the three and six months ended June 30, 2023, advertising revenues decreased 6% and 7%, respectively, driven by a decline in linear advertising reflecting continued weakness in the global advertising market, partially offset by higher advertising for our streaming services. In addition, foreign exchange rate changes negatively impacted the total advertising comparison by 2 percentage points for both the three- and six-month periods.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of fees received from multichannel video programming distributors (MVPDs) and third-party live television streaming services (virtual MVPDs or vMVPDs) for carriage of our cable networks (cable affiliate fees) and owned television stations (retransmission fees), fees received from television stations for their affiliation with the CBS Television Network (reverse compensation), and subscription fees for our streaming services.

For each of the three and six months ended June 30, 2023, affiliate and subscription revenues increased 12%, primarily driven by growth in subscribers for Paramount+ to 60.7 million at June 30, 2023 from 43.3 million at June 30, 2022. The increase in subscription revenue was partially offset by lower affiliate fees for our linear networks. The six-month comparison also includes a negative impact from foreign exchange rate changes of 1 percentage point.

Theatrical
For the three and six months ended June 30, 2023, theatrical revenues decreased 70% and 60%, respectively, reflecting the comparison against the strong performance of Top Gun: Maverick in the second quarter of 2022.

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

For the three months ended June 30, 2023, licensing and other revenues increased 11%, primarily reflecting a higher volume of licensing in the secondary market and higher revenues from content produced for third parties.

Operating Expenses

	Three Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2023		2022		$	%
Content costs	$4,146	79%	$4,117	81%	$29	1%
Distribution and other	1,081	21	989	19	92	9
Total Operating Expenses	$5,227	100%	$5,106	100%	$121	2%

	Six Months Ended June 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2023		2022		$	%
Content costs	$8,041	79%	$7,948	80%	$93	1%
Distribution and other	2,150	21	1,954	20	196	10
Total Operating Expenses	$10,191	100%	$9,902	100%	$289	3%
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

For the three months ended June 30, 2023, content costs increased 1%, primarily driven by our investment in content for our streaming services and higher costs associated with the increase in licensing revenues, offset by lower costs for our theatrical releases, principally reflecting the comparison against costs for Top Gun: Maverick in the second quarter of 2022. For the six month-period, the 1% increase reflects our investment in content for our streaming services offset by lower costs associated with theatrical releases.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three and six months ended June 30, 2023, distribution and other expenses increased 9% and 10%, respectively, primarily reflecting higher costs associated with the growth of our streaming services, including costs for third-party distribution, revenue sharing, and compensation.

Programming Charges
During the six months ended June 30, 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, during the first quarter, we reviewed our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statements of Operations relating to these actions in each quarter. These charges, which totaled $697 million and $2.37 billion for the three and six months ended June 30, 2023, respectively, are comprised of $520 million and $1.97 billion for the impairment of content to its estimated fair value, as well as $177 million and $402 million for development cost write-offs and contract termination costs.

Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative expenses	$1,783	$1,710	$73	4%	$3,536	$3,329	$207	6%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three and six months ended June 30, 2023, SG&A expenses increased 4% and 6%, respectively, driven by higher employee costs, including for incentive compensation and to support the growth of our streaming services. The increase for the six-month period also reflects increased advertising costs associated with our streaming services.

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Depreciation and amortization	$105	$94	$11	12%	$205	$190	$15	8%
For the three and six months ended June 30, 2023 depreciation and amortization increased 12% and 8%, respectively, primarily reflecting higher depreciation for software related to the unification and evolution of our systems and platforms.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2023 and 2022, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
TV Media	$32	$9	$32	$9
Direct-to-Consumer	3	1	3	1
Filmed Entertainment	5	—	5	18
Corporate	14	—	14	—
Restructuring charges (a)	54	10	54	28
Other corporate matters	—	40	—	79
Restructuring and other corporate matters	$54	$50	$54	$107
(a) Restructuring charges include the accelerated vesting of stock-based compensation, where applicable.
Following our 2022 operating segment realignment and as we integrate Showtime into Paramount+, during the second quarter of 2023, we implemented further initiatives to streamline and transform our operations, and as a result recorded restructuring charges of $54 million for associated severance costs.

During the three and six months ended June 30, 2022, we recorded restructuring charges of $10 million and $28 million, respectively, for severance costs primarily associated with management changes following the operating segment realignment noted above.

Additionally, during the three and six months ended June 30, 2022 we recorded charges for other corporate matters of $40 million associated with litigation described under Legal Matters—Stockholder Matters, and during the six months ended June 30, 2022, we also recorded a charge of $39 million following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

Gain on Dispositions
For the six months ended June 30, 2022, gain on dispositions of $15 million was comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.

Interest Expense/Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Interest expense	$240	$230	$10	4%	$466	$470	$(4)	(1)%
Interest income	$33	$19	$14	74%	$68	$40	$28	70%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of June 30, 2023 and 2022.

	At June 30,
		Weighted Average		Weighted Average
	2023	Interest Rate	2022	Interest Rate
Total notes and debentures	$15,794	5.13%	$15,768	5.13%
Other bank borrowings	$—	—%	$25	4.36%
Gain from Investment
During the second quarter of 2023, we recorded a gain of $168 million on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.

Loss on Extinguishment of Debt
For the three and six months ended June 30, 2022, we recorded losses on extinguishment of debt of $47 million and $120 million, respectively, associated with the early redemption of long-term debt of $2.91 billion, of which $970 million was redeemed during the second quarter of 2022.

Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pension and postretirement benefit costs (a)	$(38)	$(16)	$(75)	$(33)
Foreign exchange loss	(25)	(24)	(34)	(23)
Other	3	(2)	3	1
Other items, net	$(60)	$(42)	$(106)	$(55)
(a) For the three and six months ended June 30, 2023, the increase in pension and postretirement benefit costs is the result of higher interest cost and a decrease in the expected return on plan assets.
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2023, we recorded a benefit from income taxes of $95 million and $476 million, reflecting effective income tax rates of 27.2% and 26.3%, respectively. These income tax benefits are primarily the result of tax benefits of $173 million and $582 million on programming charges of $697 million and $2.37 billion for the three- and six-month periods, respectively. The tax benefit from the programming charges for the quarter, together with a net discrete tax benefit of $4 million and a net tax provision of $46 million on other items identified as affecting the comparability of our results during the period (which include a gain from an investment and restructuring charges) increased our effective income tax rate by 11.8 percentage points. For the six-month period, the tax benefit from the programming charges together with a net discrete tax benefit of $34 million, principally from the resolution of an income tax matter in a foreign jurisdiction, and a net tax provision of $46 million on other items identified as affecting the comparability of our results during the period (which include a gain from an investment and restructuring charges), increased our effective income tax rate by 5.2 percentage points.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three and six months ended June 30, 2022, we recorded a provision for income taxes of $129 million and $163 million, reflecting effective income tax rates of 24.9% and 16.5%, respectively. Included in the provision for income taxes for the second quarter of 2022 is a net discrete tax benefit of $3 million, which together with a net tax benefit of $23 million on other items identified as affecting the comparability of our results during the period (which include a loss on extinguishment of debt and charges for restructuring and other corporate matters) reduced our effective income tax rate by 0.3 percentage points. The tax provision for the six months ended June 30, 2022 included a net discrete tax benefit of $81 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $48 million on other items identified as affecting the comparability of our results during the six-month period (which include a loss on extinguishment of debt, charges for restructuring and other corporate matters, and a gain on dispositions) reduced our effective income tax rate by 7.8 percentage points.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Equity in loss of investee companies	$(112)	$(39)	$(73)	(187)%	$(190)	$(91)	$(99)	(109)%
Tax benefit	3	10	(7)	(70)	6	25	(19)	(76)
Equity in loss of investee companies, net of tax	$(109)	$(29)	$(80)	(276)%	$(184)	$(66)	$(118)	(179)%
For the three and six months ended June 30, 2023, the higher loss for our equity-method investments was driven by SkyShowtime.

Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$(372)	$358	$(730)	n/m	$(1,535)	$749	$(2,284)	n/m
Diluted EPS from continuing operations	$(.59)	$.53	$(1.12)	n/m	$(2.40)	$1.11	$(3.51)	n/m
n/m-not meaningful
For the three and six months ended June 30, 2023, we reported net losses from continuing operations attributable to Paramount of $372 million, or $.59 per diluted share, and $1.54 billion, or $2.40 per diluted share, respectively, compared with net earnings from continuing operations attributable to Paramount of $358 million, or $.53 per diluted share, and $749 million, or $1.11 per diluted share, for the respective prior-year periods. The decrease for both periods was primarily driven by the decline in tax-effected operating income, including the impact from the programming charges discussed above, partially offset by the investment gain discussed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings from Discontinued Operations
In the fourth quarter of 2020, we entered into an agreement to sell our publishing business, Simon & Schuster, which was previously reported as the Publishing segment and as a result, we began presenting Simon & Schuster as a discontinued operation. In the fourth quarter of 2022, we terminated the agreement after the U.S. Department of Justice prevailed in its suit to block the sale. On August 7, 2023, we entered into an agreement to sell Simon & Schuster to affiliates of Kohlberg Kravis & Roberts for $1.62 billion, subject to closing conditions, including regulatory approvals.

The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2023 and 2022, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues	$292	$293	$550	$510
Costs and expenses:
Operating	155	161	306	285
Selling, general and administrative	44	47	89	85
Total costs and expenses (a)	199	208	395	370
Operating income	93	85	155	140
Other items, net	(4)	(5)	(7)	(6)
Earnings from discontinued operations	89	80	148	134
Provision for income taxes (b)	(16)	(19)	(30)	(31)
Net earnings from discontinued operations, net of tax	$73	$61	$118	$103
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $2 million and $6 million for the three and six months ended June 30, 2023, respectively, and $5 million and $10 million for the three and six months ended June 30, 2022, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for the six months ended June 30, 2023, and $1 million and $2 million for the three and six months ended June 30, 2022, respectively.
Segment Results of Operations
We are a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, and is comprised of the following segments:
•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) premium and basic cable networks, including Showtime (to be rebranded to Paramount+ with Showtime in the future), MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, Showtime Networks’

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
domestic premium subscription streaming service (Showtime OTT), BET+ and Noggin. Effective June 27, 2023, we launched the Paramount+ with Showtime plan in the United States, which replaced the Paramount+ Premium plan. Effective July 6, 2023, Showtime OTT was no longer offered as a standalone subscription service for new subscribers.

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
Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2023		2022		$	%
Revenues:
TV Media	$5,157	68%	$5,256	68%	$(99)	(2)%
Direct-to-Consumer	1,665	21	1,193	15	472	40
Filmed Entertainment	831	11	1,363	17	(532)	(39)
Eliminations	(37)	—	(33)	—	(4)	(12)
Total Revenues	$7,616	100%	$7,779	100%	$(163)	(2)%

	Three Months Ended June 30,
			Increase/(Decrease)
	2023	2022	$	%
Adjusted OIBDA:
TV Media	$1,194	$1,380	$(186)	(13)%
Direct-to-Consumer	(424)	(445)	21	5
Filmed Entertainment	5	181	(176)	(97)
Corporate/Eliminations	(124)	(112)	(12)	(11)
Stock-based compensation (a)	(45)	(41)	(4)	(10)
Total Adjusted OIBDA	606	963	(357)	(37)
Depreciation and amortization	(105)	(94)	(11)	(12)
Programming charges	(697)	—	(697)	n/m
Restructuring and other corporate matters	(54)	(50)	(4)	(8)
Total Operating Income (Loss)	$(250)	$819	$(1,069)	n/m
n/m - not meaningful
(a) For the three months ended June 30, 2023, stock-based compensation expense of $4 million is included in “Restructuring and other corporate matters”.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2023		2022		$	%
Revenues:
TV Media	$10,350	70%	$10,901	72%	$(551)	(5)%
Direct-to-Consumer	3,175	21	2,282	15	893	39
Filmed Entertainment	1,419	9	1,987	13	(568)	(29)
Eliminations	(63)	—	(63)	—	—	—
Total Revenues	$14,881	100%	$15,107	100%	$(226)	(1)%

	Six Months Ended June 30,
			Increase/(Decrease)
	2023	2022	$	%
Adjusted OIBDA:
TV Media	$2,500	$2,924	$(424)	(15)%
Direct-to-Consumer	(935)	(901)	(34)	(4)
Filmed Entertainment	(94)	144	(238)	n/m
Corporate/Eliminations	(233)	(216)	(17)	(8)
Stock-based compensation (a)	(84)	(75)	(9)	(12)
Total Adjusted OIBDA	1,154	1,876	(722)	(38)
Depreciation and amortization	(205)	(190)	(15)	(8)
Programming charges	(2,371)	—	(2,371)	n/m
Restructuring and other corporate matters	(54)	(107)	53	50
Gain on dispositions	—	15	(15)	n/m
Total Operating Income (Loss)	$(1,476)	$1,594	$(3,070)	n/m
n/m - not meaningful
(a) For the six months ended June 30, 2023 and 2022, stock-based compensation expense of $4 million and $2 million, respectively, is included in “Restructuring and other corporate matters”.
TV Media
Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
			Increase/(Decrease)
TV Media	2023	2022	$	%
Advertising	$1,946	$2,174	$(228)	(10)%
Affiliate and subscription	2,011	2,058	(47)	(2)
Licensing and other	1,200	1,024	176	17
Revenues	$5,157	$5,256	$(99)	(2)%

Adjusted OIBDA	$1,194	$1,380	$(186)	(13)%
Revenues
For the three months ended June 30, 2023, revenues decreased 2%, reflecting lower advertising and affiliate revenues, partially offset by higher licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 10% decrease in advertising revenues was primarily the result of lower impressions for our domestic networks, which were only partially offset by higher pricing, and lower revenues for our international networks, as our advertising revenues continued to be impacted globally by weakness in the advertising market. The decline also reflects lower political advertising sales and an adverse effect from foreign exchange rate changes.

Affiliate and Subscription
Affiliate and subscription revenues decreased 2%, primarily reflecting lower domestic affiliate revenues, driven by subscriber declines, partially offset by contractual pricing increases and higher revenues from pay-per-view boxing events.

Licensing and Other
Licensing and other revenues increased 17%, primarily reflecting a higher volume of licensing in the secondary market and higher revenues from content produced for third parties.

Adjusted OIBDA
Adjusted OIBDA decreased 13%, reflecting the decline in advertising and affiliate revenues, partially offset by higher profits from content licensing.
Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
			Increase/(Decrease)
TV Media	2023	2022	$	%
Advertising	$4,202	$4,695	$(493)	(11)%
Affiliate and subscription	4,078	4,156	(78)	(2)
Licensing and other	2,070	2,050	20	1
Revenues	$10,350	$10,901	$(551)	(5)%

Adjusted OIBDA	$2,500	$2,924	$(424)	(15)%

Revenues
For the six months ended June 30, 2023, revenues decreased 5%, driven by lower advertising revenues, primarily due to weakness in the global advertising market.

Advertising
The 11% decrease in advertising revenues was primarily the result of lower impressions for our domestic networks, which were only partially offset by higher pricing, and lower revenues for our international networks, as our advertising revenues were impacted globally by weakness in the advertising market. The decline also reflects lower political advertising sales and an adverse effect from foreign exchange rate changes of 2 percentage points.

Affiliate and Subscription
The 2% decrease in affiliate and subscription revenues reflects lower domestic and international affiliate revenues. The decrease in domestic affiliate revenues was driven by subscriber declines, partially offset by contractual pricing increases and higher revenues from pay-per-view boxing events. The decline in international affiliate

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
revenues was driven by unfavorable foreign exchange rate changes, which negatively impacted the total affiliate and subscription revenue comparison by 1 percentage point, and a shift of revenue from our pay television services to our streaming services following the restructuring of certain affiliate agreements.

Licensing and Other
Licensing and other revenues increased 1% for the six months ended June 30, 2023.

Adjusted OIBDA
Adjusted OIBDA decreased 15%, primarily driven by the decline in revenues, partially offset by lower content costs.
Direct-to-Consumer
Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
			Increase/(Decrease)
Direct-to-Consumer	2023	2022	$	%
Advertising	$441	$363	$78	21%
Subscription	1,224	830	394	47
Revenues	$1,665	$1,193	$472	40%

Adjusted OIBDA	$(424)	$(445)	$21	5%

	Three Months Ended June 30,
(in millions)	2023	2022	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	60.7	43.3	17.4	40%

Revenues	$990	$672	$318	47%
(a) Subscribers include customers with access to Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial. For the periods above, subscriber counts reflect the number of subscribers as of the applicable period-end date.
Revenues
For the three months ended June 30, 2023, the 40% increase in revenues was primarily driven by growth from Paramount+.

Advertising
The 21% increase in advertising revenues was driven by higher impressions for Paramount+ and Pluto TV.

Subscription
The 47% increase in subscription revenues reflects growth across our streaming services, primarily from Paramount+. Paramount+ subscribers grew 17.4 million, or 40%, compared to June 30, 2022, driven by growth in international markets, including from launches in the second half of 2022, and growth in U.S. subscribers. Subscriber growth was impacted by the removal of 1.9 million Paramount+ subscribers following the September 2022 launch of the SkyShowtime streaming service in the Nordics, where it replaced Paramount+ in the market.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the quarter, global Paramount+ subscribers increased 0.7 million, or 1%, to 60.7 million, compared with 60.0 million at March 31, 2023.

Adjusted OIBDA
Adjusted OIBDA increased $21 million, as the higher revenues more than offset higher costs to support growth in our streaming services, including content, distribution and employee costs.
Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
			Increase/(Decrease)
Direct-to-Consumer	2023	2022	$	%
Advertising	$839	$710	$129	18%
Subscription	2,336	1,572	764	49
Revenues	$3,175	$2,282	$893	39%

Adjusted OIBDA	$(935)	$(901)	$(34)	(4)%

	Six Months Ended June 30,
			Increase/(Decrease)
	2023	2022	$	%
Paramount+ (Global)

Revenues	$1,955	$1,257	$698	56%

Revenues
For the six months ended June 30, 2023, the 39% increase in revenues was primarily driven by growth from Paramount+.

Advertising
The 18% increase in advertising revenues was driven by an increase in impressions, reflecting growth in Paramount+ subscribers.

Subscription
The 49% increase in subscription revenues reflects growth across our streaming services, primarily from Paramount+.

Adjusted OIBDA
Adjusted OIBDA decreased $34 million, as revenue growth was more than offset by higher costs to support growth in our streaming services including content, advertising, distribution and employee costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Filmed Entertainment
Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2023	2022	$	%
Advertising (a)	$11	$12	$(1)	(8)%
Theatrical	231	764	(533)	(70)
Licensing and other	589	587	2	—
Revenues	$831	$1,363	$(532)	(39)%

Adjusted OIBDA	$5	$181	$(176)	(97)%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms as well as sponsorships.
Revenues
For the three months ended June 30, 2023, revenues decreased 39%, driven by lower theatrical revenues due to the success of Top Gun: Maverick in the prior-year period.

Theatrical
Theatrical revenues decreased 70%, reflecting the benefit to the prior-year period from the strong performance of Top Gun: Maverick. The current quarter included theatrical revenues from the second quarter release of Transformers: Rise of the Beasts and the first quarter release of Dungeons & Dragons: Honor Among Thieves. In addition to Top Gun: Maverick, the prior-year period included theatrical revenues from the release of Sonic the Hedgehog 2 and the first quarter 2022 release of The Lost City.

Adjusted OIBDA
Adjusted OIBDA decreased $176 million, primarily as a result of the timing and mix of theatrical releases in each year.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Six Months Ended June 30, 2023 and 2022

	Six Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2023	2022	$	%
Advertising (a)	$16	$14	$2	14%
Theatrical	358	895	(537)	(60)
Licensing and other	1,045	1,078	(33)	(3)
Revenues	$1,419	$1,987	$(568)	(29)%

Adjusted OIBDA	$(94)	$144	$(238)	n/m
n/m - not meaningful
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms as well as sponsorships.
Revenues
For the six months ended June 30, 2023, revenues decreased 29%, driven by lower theatrical revenues.

Theatrical
The 60% decrease in theatrical revenues primarily reflects the comparison against the success of Top Gun: Maverick in the prior-year period.

Licensing and Other
Licensing and other revenues decreased 3% for the six months ended June 30, 2023.

Adjusted OIBDA
Adjusted OIBDA decreased $238 million, reflecting the timing and mix of theatrical releases in each year.

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
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Our planned spending throughout 2023 includes continued increased investment in our streaming services; however, our spending for content may be lower than we initially anticipated due to temporary shutdowns of production on certain of our television and film programming as a result of ongoing labor strikes. In May 2023, the Writers Guild of America (WGA) commenced an industry-wide strike following the expiration of its collective bargaining agreement with the Alliance of Motion Picture and Television (“AMPTP”). In July 2023, the Screen Actors Guild - American Federation of Television and Radio Artists (SAG-AFTRA) also commenced an industry-wide strike

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
after the expiration of its collective bargaining agreement with the AMPTP. The timing of delayed production spending is dependent on when productions resume.

Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including SkyShowtime, our streaming joint venture with Comcast Corporation, under which both parent companies have committed to support initial operations over a multiyear period; discretionary share repurchases, dividends and principal payments on our outstanding indebtedness. Beginning with the dividend declared in the second quarter of 2023, we reduced the quarterly cash dividend on our Class A and Class B Common Stock to $.05 per share (or $.20 annually). We believe that our operating cash flows, cash and cash equivalents, which were $1.71 billion as of June 30, 2023, borrowing capacity under our $3.50 billion Credit Facility described below, as well as access to capital markets are sufficient to fund our operating, investing and financing requirements for the next twelve months.

Our funding for long-term obligations, including our long-term debt obligations due over the next five years, which were $3.35 billion as of June 30, 2023, as well as our other long term commitments, will come primarily from cash flows from operating activities, proceeds from noncore asset sales, including the planned sale of Simon & Schuster, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the Credit Facility provides sufficient capacity to satisfy short-term borrowing needs. In addition, if necessary, we could increase our liquidity position by reducing non-committed spending. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

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
Cash Flows
The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2023	2022	Increase/(Decrease)
Net cash flow (used for) provided by operating activities from:
Continuing operations	$(624)	$475	$(1,099)
Discontinued operations	223	116	107
Net cash flow (used for) provided by operating activities	(401)	591	(992)
Net cash flow used for investing activities from:
Continuing operations	(225)	(257)	32
Discontinued operations	(2)	(1)	(1)
Net cash flow used for investing activities	(227)	(258)	31
Net cash flow used for financing activities	(547)	(2,498)	1,951
Effect of exchange rate changes on cash and cash equivalents	4	(65)	69
Net decrease in cash and cash equivalents	$(1,171)	$(2,230)	$1,059

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operating Activities
Operating cash flow from continuing operations for the six months ended June 30, 2023 was a net use of cash of $624 million compared to a net source of cash of $475 million for the six months ended June 30, 2022. The use of cash in 2023 as well as the decrease in operating cash flow from continuing operations compared to the prior-year period primarily reflects our increased investment in content. The decrease also reflects higher collections from theatrical releases in the prior-year period, led by collections from Top Gun: Maverick.

Operating cash flow for the six months ended June 30, 2023 and 2022 included payments for restructuring, merger-related costs and transformation initiatives of $136 million and $95 million, respectively. Since the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), we have invested in a number of transformation initiatives. Initially, these were undertaken to realize synergies related to the Merger. More recently, our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we are investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.
Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster. For the six months ended June 30, 2023, the increase in operating cash flow from discontinued operations reflects higher collections, driven by higher revenues, and the timing of inventory spending.
Investing Activities

	Six Months Ended June 30,
	2023	2022
Investments	$(124)	$(141)
Capital expenditures (a)	(140)	(151)
Other investing activities (b)	39	35
Net cash flow used for investing activities from continuing operations	(225)	(257)
Net cash flow used for investing activities from discontinued operations	(2)	(1)
Net cash flow used for investing activities	$(227)	$(258)
(a) Includes payments associated with the implementation of our transformation initiatives of $11 million and $26 million in 2023 and 2022, respectively.
(b) 2023 primarily reflects the collection of receivables associated with the sale of a 37.5% interest in The CW in the prior year and proceeds received from the disposition of certain channels in Latin America. 2022 primarily reflects the disposition of international intangible assets.
Financing Activities

	Six Months Ended June 30,
	2023	2022
Proceeds from issuance of notes and debentures	$—	$991
Repayment of notes and debentures	—	(3,010)
Dividends paid on preferred stock	(29)	(29)
Dividends paid on common stock	(317)	(315)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(19)	(13)
Payments to noncontrolling interests	(93)	(77)
Other financing activities	(89)	(45)
Net cash flow used for financing activities	$(547)	$(2,498)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and B Common Stock and our Mandatory Convertible Preferred Stock for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.24	$.29	$.48

Total common stock dividends	$34	$160	$194	$318
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$1.4375	$2.8750	$2.8750

Total preferred stock dividends	$14	$14	$29	$29
Capital Structure
The following table sets forth our debt.

	At	At
	June 30, 2023	December 31, 2022
Senior debt (2.90%-7.875% due 2023-2050)	$14,162	$14,149
Junior debt (6.25% and 6.375% due 2057 and 2062)	1,632	1,632
Other bank borrowings	—	55
Obligations under finance leases	6	10
Total debt (a)	15,800	15,846
Less current portion	180	239
Total long-term debt, net of current portion	$15,620	$15,607
(a) At June 30, 2023 and December 31, 2022, the senior and junior subordinated debt balances included (i) a net unamortized discount of $432 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $86 million and $89 million, respectively. The face value of our total debt was $16.32 billion and $16.38 billion at June 30, 2023 and December 31, 2022, respectively.

During the six months ended June 30, 2022, we redeemed $2.39 billion of senior notes, prior to maturity, for an aggregate redemption price of $2.49 billion, which included second quarter redemptions of $970 million for a redemption price of $1.01 billion. Also in the six-month period, we redeemed $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $47 million and $120 million for the three and six months ended June 30, 2022, respectively.

During the six months ended June 30, 2022, we also issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

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

Commercial Paper
At both June 30, 2023 and December 31, 2022, we had no outstanding commercial paper borrowings.

Credit Facility
During the first quarter of 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility was also amended to include a provision that the occurrence of a Change of Control (as defined in the amended credit agreement) of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At June 30, 2023, we had no borrowings outstanding under the Credit Facility and the remaining availability under the Credit Facility, net of outstanding letters of credit, was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster shall be treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition. We met the covenant as of June 30, 2023.

Other Bank Borrowings
At June 30, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility, which matures in November 2023. This facility replaced the previous $300 million credit facility that matured in April 2023. At December 31, 2022, we had $55 million of bank borrowings under the previous facility with a weighted average interest rate of 7.09%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2023, we had outstanding letters of credit and surety bonds of $175 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility, under which no letters of credit were issued. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility (see Capital Structure—Credit Facility).

CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” on the Consolidated Balance Sheet at June 30, 2023 is a liability totaling $26 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $14 million at June 30, 2023, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In March 2020, the Delaware Chancery Court consolidated the three lawsuits and appointed Bucks County Employees Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action captioned In re CBS Corporation Stockholder Class Action and Derivative Litigation (the “CBS Litigation”). In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, National Amusements, Inc., Sumner M. Redstone National Amusements Trust, additional members of the CBS Board of Directors (including Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleges breaches of fiduciary duties in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleges waste and unjust enrichment in connection with certain aspects of Mr. Ianniello’s compensation awards. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In June 2020, the defendants filed motions to dismiss the Complaint. In January 2021, the Delaware Chancery Court dismissed one disclosure claim, while allowing all other claims against the defendants to proceed. In January 2022, the Delaware Chancery Court granted Bucks County Employees Retirement Fund’s motion to withdraw as a co-lead plaintiff in the CBS Litigation. In December 2022, the Delaware Chancery Court dismissed the fiduciary duty claim against Mr. Klieger.

In May 2023, the parties to the CBS Litigation entered into a settlement agreement that provides for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses. The settlement of the CBS Litigation is subject to the final approval of the Delaware Chancery Court.

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Delaware Chancery Court. In January 2020, the Delaware Chancery Court consolidated the four lawsuits. In February 2020, the Delaware Chancery Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (as used in this paragraph, the “Viacom Litigation”). The Complaint alleges breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. In May 2020, the defendants filed motions to dismiss. In December 2020, the Delaware Chancery Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed. In March 2023, the parties to the Viacom Litigation entered into a settlement agreement that provides for, among other things, the final dismissal of the Viacom Litigation in exchange for a settlement payment in the amount of $122.5 million, which we recorded in “Other current liabilities” on the Consolidated Balance Sheet. In July 2023, the Delaware Chancery Court granted final approval of the settlement and dismissed the Viacom Litigation with prejudice.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is purportedly on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants have appealed the ruling.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2023, we had pending approximately 20,750 asbestos claims, as compared with approximately 21,580 as of December 31, 2022. During the second quarter of 2023, we received approximately 740 new claims and closed or moved to an inactive docket approximately 1,630 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer viewership, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive industries, including cost increases; our ability to maintain attractive brands and to offer popular content; changes in consumer behavior, as well as evolving technologies and distribution models; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; risks related to our ongoing investments in new businesses, products, services, technologies and other strategic activities; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; risks related to environmental, social and governance (ESG) matters; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally; the impact of COVID-19 and other pandemics and measures taken in response thereto; liabilities related to discontinued operations and former businesses; the loss of existing or inability to hire new key employees or secure creative talent; strikes and other union activity, including the ongoing Writers Guild of America (WGA) and Screen Actors Guild-American Federation of Television and Radio Artists (SAG-AFTRA) strikes; volatility in the price of our common stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the second quarter of 2023, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at June 30, 2023.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
	(a)	Employment Agreement, dated as of June 28, 2023, between Paramount Global and Naveen Chopra (filed herewith).*
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Paramount Global. pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
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

PARAMOUNT GLOBAL (Registrant)

Date: August 7, 2023	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: August 7, 2023	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer