Form 10-Q
period 2023-09-30
Paramount Global
filed 2023-11-03
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at October 31, 2023:
Class A Common Stock, par value $.001 per share— 40,702,875
Class B Common Stock, par value $.001 per share— 610,703,513

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$7,133	$6,916	$22,014	$22,023
Costs and expenses:
Operating	4,681	4,460	14,872	14,362
Programming charges	—	—	2,371	—
Selling, general and administrative	1,736	1,670	5,272	4,999
Depreciation and amortization	105	92	310	282
Restructuring and other corporate matters	(10)	169	44	276
Total costs and expenses	6,512	6,391	22,869	19,919
Gain on dispositions	—	41	—	56
Operating income (loss)	621	566	(855)	2,160
Interest expense	(232)	(231)	(698)	(701)
Interest income	29	33	97	73
Gain (loss) from investments	—	(9)	168	(9)
Loss on extinguishment of debt	—	—	—	(120)
Other items, net	(42)	(36)	(148)	(91)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	376	323	(1,436)	1,312
(Provision for) benefit from income taxes	(40)	(101)	436	(264)
Equity in loss of investee companies, net of tax	(75)	(58)	(259)	(124)
Net earnings (loss) from continuing operations	261	164	(1,259)	924
Net earnings from discontinued operations, net of tax	48	78	166	181
Net earnings (loss) (Paramount and noncontrolling interests)	309	242	(1,093)	1,105
Net earnings attributable to noncontrolling interests	(14)	(11)	(29)	(22)
Net earnings (loss) attributable to Paramount	$295	$231	$(1,122)	$1,083

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$247	$153	$(1,288)	$902
Net earnings from discontinued operations, net of tax	48	78	166	181
Net earnings (loss) attributable to Paramount	$295	$231	$(1,122)	$1,083

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$.36	$.21	$(2.04)	$1.32
Net earnings from discontinued operations	$.07	$.12	$.25	$.28
Net earnings (loss)	$.43	$.33	$(1.79)	$1.60

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$.36	$.21	$(2.04)	$1.32
Net earnings from discontinued operations	$.07	$.12	$.25	$.28
Net earnings (loss)	$.43	$.33	$(1.79)	$1.60

Weighted average number of common shares outstanding:
Basic	652	649	651	649
Diluted	652	650	651	650
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net earnings (loss) (Paramount and noncontrolling interests)	$309	$242	$(1,093)	$1,105
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(87)	(248)	56	(457)
Decrease to net actuarial loss and prior service costs	13	16	36	49
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	(74)	(232)	92	(408)
Other comprehensive loss from discontinued operations	(5)	(8)	(1)	(14)
Comprehensive income (loss)	230	2	(1,002)	683
Less: Comprehensive income attributable to noncontrolling interests	14	10	31	17
Comprehensive income (loss) attributable to Paramount	$216	$(8)	$(1,033)	$666
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$1,804	$2,885
Receivables, net	6,939	7,412
Programming and other inventory	1,754	1,342
Prepaid expenses and other current assets	1,536	1,308
Current assets of discontinued operations	678	787
Total current assets	12,711	13,734
Property and equipment, net	1,668	1,762
Programming and other inventory	13,844	16,278
Goodwill	16,488	16,499
Intangible assets, net	2,675	2,694
Operating lease assets	1,264	1,391
Deferred income tax assets, net	1,273	1,242
Other assets	3,913	3,991
Assets of discontinued operations	804	802
Total Assets	$54,640	$58,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$953	$1,403
Accrued expenses	2,118	2,071
Participants’ share and royalties payable	2,731	2,416
Accrued programming and production costs	1,695	2,063
Deferred revenues	848	973
Debt	38	239
Other current liabilities	1,196	1,477
Current liabilities of discontinued operations	471	549
Total current liabilities	10,050	11,191
Long-term debt	15,627	15,607
Participants’ share and royalties payable	1,453	1,744
Pension and postretirement benefit obligations	1,436	1,458
Deferred income tax liabilities, net	500	1,077
Operating lease liabilities	1,307	1,428
Program rights obligations	209	367
Other liabilities	1,476	1,715
Liabilities of discontinued operations	204	200

Commitments and contingencies (Note 13)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 10 (2023 and 2022) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2023 and 2022) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,114 (2023) and 1,112 (2022) shares issued	1	1
Additional paid-in capital	33,176	33,063
Treasury stock, at cost; 503 (2023 and 2022) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	13,363	14,737
Accumulated other comprehensive loss	(1,718)	(1,807)
Total Paramount stockholders’ equity	21,864	23,036
Noncontrolling interests	514	570
Total Equity	22,378	23,606
Total Liabilities and Equity	$54,640	$58,393
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2023	2022
Operating Activities:
Net earnings (loss) (Paramount and noncontrolling interests)	$(1,093)	$1,105
Less: Net earnings from discontinued operations, net of tax	166	181
Net earnings (loss) from continuing operations	(1,259)	924
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow (used for) provided by operating activities from continuing operations:
Depreciation and amortization	310	282
Programming charges	2,371	—
Deferred tax benefit	(592)	(42)
Stock-based compensation	131	127
Gain on dispositions	—	(56)
(Gain) loss from investments	(168)	9
Loss on extinguishment of debt	—	120
Equity in loss of investee companies, net of tax	259	124
Change in assets and liabilities	(1,226)	(1,269)
Net cash flow (used for) provided by operating activities from continuing operations	(174)	219
Net cash flow provided by operating activities from discontinued operations	205	107
Net cash flow provided by operating activities	31	326
Investing Activities:
Investments	(184)	(189)
Capital expenditures	(213)	(228)
Other investing activities	56	37
Net cash flow used for investing activities from continuing operations	(341)	(380)
Net cash flow used for investing activities from discontinued operations	(3)	(3)
Net cash flow used for investing activities	(344)	(383)
Financing Activities:
Proceeds from issuance of notes and debentures	—	989
Repayment of notes and debentures	(139)	(3,010)
Dividends paid on preferred stock	(43)	(43)
Dividends paid on common stock	(351)	(471)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(21)	(14)
Payments to noncontrolling interests	(97)	(106)
Other financing activities	(93)	(26)
Net cash flow used for financing activities	(744)	(2,681)
Effect of exchange rate changes on cash and cash equivalents	(24)	(146)
Net decrease in cash and cash equivalents	(1,081)	(2,884)
Cash and cash equivalents at beginning of year	2,885	6,267
Cash and cash equivalents at end of period	$1,804	$3,383
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended September 30, 2023
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
June 30, 2023	10	$—	651	$1	$33,135	$(22,958)	$13,116	$(1,639)	$21,655	$502	$22,157
Stock-based compensation activity	—	—	1	—	41	—	—	—	41	—	41
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(2)	(2)
Net earnings	—	—	—	—	—	—	295	—	295	14	309
Other comprehensive loss	—	—	—	—	—	—	—	(79)	(79)	—	(79)
September 30, 2023	10	$—	652	$1	$33,176	$(22,958)	$13,363	$(1,718)	$21,864	$514	$22,378

	Nine Months Ended September 30, 2023
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2022	10	$—	650	$1	$33,063	$(22,958)	$14,737	$(1,807)	$23,036	$570	$23,606
Stock-based compensation activity and other	—	—	2	—	113	—	19	—	132	—	132
Preferred stock dividends	—	—	—	—	—	—	(43)	—	(43)	—	(43)
Common stock dividends	—	—	—	—	—	—	(228)	—	(228)	—	(228)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(87)	(87)
Net earnings (loss)	—	—	—	—	—	—	(1,122)	—	(1,122)	29	(1,093)
Other comprehensive income	—	—	—	—	—	—	—	89	89	2	91
September 30, 2023	10	$—	652	$1	$33,176	$(22,958)	$13,363	$(1,718)	$21,864	$514	$22,378
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

Discontinued Operations—Simon & Schuster is presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 2).

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

For the nine months ended September 30, 2023, all of our stock options and RSUs, which totaled 19 million, were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Stock options and RSUs totaling 18 million for the three months ended September 30, 2023 and 14 million and 10 million for the three and nine months ended September 30, 2022, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive. Also excluded from the calculation of diluted EPS for each period was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2023	2022	2023	2022
Weighted average shares for basic EPS	652	649	651	649
Dilutive effect of shares issuable under stock-based compensation plans	—	1	—	1
Weighted average shares for diluted EPS	652	650	651	650

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings (loss) from continuing operations and net earnings (loss) used in our calculations of diluted EPS for the three and nine months ended September 30, 2023 and 2022 include a reduction for the preferred stock dividends recorded during each period. The table below presents a reconciliation of net earnings (loss) from continuing operations and net earnings (loss) to the amounts used in the calculations of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$247	$153	$(1,288)	$902
Preferred stock dividends	(14)	(14)	(43)	(43)
Net earnings (loss) from continuing operations for basic and diluted EPS calculation	$233	$139	$(1,331)	$859

Amounts attributable to Paramount:
Net earnings (loss)	$295	$231	$(1,122)	$1,083
Preferred stock dividends	(14)	(14)	(43)	(43)
Net earnings (loss) for basic and diluted EPS calculation	$281	$217	$(1,165)	$1,040

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2) DISPOSITIONS
Simon & Schuster
On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. for $1.62 billion. As a result, we will recognize a gain in the fourth quarter of 2023, which we estimate will be approximately $700 million.

The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2023 and 2022, which primarily reflects the results of Simon & Schuster.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$307	$353	$857	$863
Costs and expenses:
Operating	195	198	501	483
Selling, general and administrative	49	45	138	130
Restructuring charges	—	2	—	2
Total costs and expenses (a)	244	245	639	615
Operating income	63	108	218	248
Other items, net	(4)	(3)	(11)	(9)
Earnings from discontinued operations	59	105	207	239
Provision for income taxes (b)	(11)	(27)	(41)	(58)
Net earnings from discontinued operations, net of tax	$48	$78	$166	$181
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $3 million and $9 million for the three and nine months ended September 30, 2023, respectively, and $15 million and $25 million for the three and nine months ended September 30, 2022, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $2 million for the three and nine months ended September 30, 2023, respectively, and $4 million and $6 million for the three and nine months ended September 30, 2022, respectively.
The following table presents the major classes of assets and liabilities of our discontinued operations.

	At	At
	September 30, 2023	December 31, 2022
Receivables, net	$465	$558
Other current assets	213	229
Goodwill	435	434
Property and equipment, net	56	53
Operating lease assets	220	204
Other assets	93	111
Total Assets	$1,482	$1,589
Royalties payable	$146	$161
Other current liabilities	325	388
Operating lease liabilities	187	182
Other liabilities	17	18
Total Liabilities	$675	$749

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Other
In September 2022, in connection with our funding commitments under our streaming joint venture with Comcast Corporation, SkyShowtime, we made a noncash contribution of certain assets of Paramount+ in the Nordics to the joint venture, which resulted in a gain of $41 million. This gain is included in “Gain on dispositions” on the Consolidated Statements of Operations for the three and nine months ended September 30, 2022. Gain on dispositions for the nine months ended September 30, 2022 also includes gains on sales totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.
3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at September 30, 2023 and December 31, 2022, grouped by type and predominant monetization strategy.

	At	At
	September 30, 2023	December 31, 2022
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,438	$3,238
Internally-produced television and film programming:
Released	6,591	7,154
In process and other	2,178	3,299

Individual Monetization:
Acquired libraries	361	394
Film inventory:
Released	686	694
Completed, not yet released	146	129
In process and other	1,198	1,317
Internally-produced television programming:
Released	506	624
In process and other	459	726
Home entertainment	35	45
Total programming and other inventory	15,598	17,620
Less current portion	1,754	1,342
Total noncurrent programming and other inventory	$13,844	$16,278
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Programming costs, acquired programming	$1,113	$987	$3,761	$3,632

Production costs, internally-produced television and film programming:
Individual monetization	$530	$392	$1,660	$1,554
Film group monetization	$1,104	$1,202	$3,830	$3,646

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Programming Charges
During the first half of 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, during the first quarter of 2023, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, during the first half of 2023 we recorded programming charges on the Consolidated Statement of Operations relating to these actions. These charges, which totaled $2.37 billion, were comprised of $1.97 billion for the impairment of content to its estimated fair value, as well as $402 million for development cost write-offs and contract termination costs. For content that was removed from our platforms or abandoned, the estimated fair value was determined using assumptions for secondary market licensing revenues, if any.
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At September 30, 2023, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock and approximately 9.8% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI and acts by majority vote of seven voting trustees (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven voting trustees for the General Trust and is one of two voting trustees who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of the General Trust.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$66	$83	$261	$211
Operating expenses	$5	$11	$18	$17

	At	At
	September 30, 2023 (a)	December 31, 2022
Receivables, net	$232	$180
Other assets (Receivables, noncurrent)	$89	$18
(a) The increase in receivables relates to our SkyShowtime joint venture.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues by Type:
Advertising	$2,133	$2,337	$7,179	$7,746
Affiliate and subscription	3,262	2,863	9,676	8,591
Theatrical	377	231	735	1,126
Licensing and other	1,361	1,485	4,424	4,560
Total Revenues	$7,133	$6,916	$22,014	$22,023
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions. At September 30, 2023 and December 31, 2022, our allowance for credit losses was $99 million and $111 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.42 billion and $1.61 billion at September 30, 2023 and December 31, 2022, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.9 billion and $1.06 billion at September 30, 2023 and December 31, 2022, respectively. We recognized revenues of $0.8 billion for each of the nine months ended September 30, 2023 and 2022 that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At September 30, 2023, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $8 billion, of which $1 billion is expected to be recognized during the remainder of 2023, $3 billion in 2024, $2 billion in 2025, and $2 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Performance Obligations Satisfied in Previous Periods
Under certain licensing arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. For the three months ended September 30, 2023 and 2022, we recognized revenues of $0.1 billion and $0.3 billion, respectively, and for each of the nine months ended September 30, 2023 and 2022, we recognized revenues of $0.3 billion, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.
6) DEBT
Our debt consists of the following:

	At	At
	September 30, 2023	December 31, 2022
7.875% Debentures due 2023	$—	$139
7.125% Senior Notes due 2023	35	35
4.75% Senior Notes due 2025	553	552
4.0% Senior Notes due 2026	796	795
3.45% Senior Notes due 2026	124	124
2.90% Senior Notes due 2027	695	694
3.375% Senior Notes due 2028	497	496
3.70% Senior Notes due 2028	495	494
4.20% Senior Notes due 2029	496	495
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,228	1,226
4.20% Senior Notes due 2032	977	975
5.50% Senior Debentures due 2033	427	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,071	1,071
6.75% Senior Debentures due 2037	76	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	489	488
4.375% Senior Debentures due 2043	1,136	1,130
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,234	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	541
4.60% Senior Notes due 2045	590	590
4.95% Senior Notes due 2050	947	946
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	989
Other bank borrowings	—	55
Obligations under finance leases	3	10
Total debt (a)	15,665	15,846
Less current portion	38	239
Total long-term debt, net of current portion	$15,627	$15,607
(a) At September 30, 2023 and December 31, 2022, the senior and junior subordinated debt balances included (i) a net unamortized discount of $427 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $84 million and $89 million, respectively. The face value of our total debt was $16.18 billion and $16.38 billion at September 30, 2023 and December 31, 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
In September 2023, we repaid our $139 million of 7.875% debentures upon maturity. In addition, on November 1, 2023, we repaid our $35 million of 7.125% senior notes upon maturity.

On November 2, 2023, we announced the commencement of cash tender offers for up to $1.0 billion combined aggregate purchase price of certain of our outstanding senior notes due between 2025 and 2028.

During the nine months ended September 30, 2022, we redeemed $2.39 billion of senior notes, prior to maturity, for an aggregate redemption price of $2.49 billion. Also in 2022, we redeemed $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we also issued $1.00 billion of 6.375% junior subordinated debentures due 2062.

Commercial Paper
At both September 30, 2023 and December 31, 2022, we had no outstanding commercial paper borrowings.

Credit Facility
During the first quarter of 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility was also amended to include a provision that the occurrence of a Change of Control (as defined in the amended credit agreement) of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At September 30, 2023, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster was treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition in October 2023. We met the covenant as of September 30, 2023.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Other Bank Borrowings
At September 30, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility, which matures in November 2024. This facility replaced the previous $300 million credit facility that matured in April 2023. At December 31, 2022, we had $55 million of bank borrowings under the previous facility with a weighted average interest rate of 7.09%.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At September 30, 2023 and December 31, 2022, the carrying value of our outstanding notes and debentures was $15.66 billion and $15.78 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $13.0 billion and $13.9 billion, respectively.

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

In September 2022, we sold a 37.5% interest in The CW to Nexstar Media Inc. and received a noncash distribution of $139 million, comprised of certain licensing receivables earned by The CW prior to the sale. This transaction, which reduced our ownership in The CW to 12.5%, resulted in a loss of $4 million, which principally consisted of transaction costs. This loss, along with an impairment of an investment of $5 million, is recorded in “Gain (loss) from investments” on the Consolidated Statements of Operations.

The carrying value of our investments without a readily determinable fair value for which we have no significant influence, including Viacom18 subsequent to the dilution of our investment, was $592 million and $70 million at September 30, 2023 and December 31, 2022, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

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

At September 30, 2023 and December 31, 2022, the notional amount of all foreign exchange contracts was $2.62 billion and $3.06 billion, respectively. At September 30, 2023, $2.14 billion related to future production costs and $477 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2022, $2.40 billion related to future production costs and $655 million related to our foreign currency balances and other expected foreign currency cash flows.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Gains recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022	Financial Statement Account
Non-designated foreign exchange contracts	$9	$35	$3	$75	Other items, net
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the Financial Accounting Standards Board (“FASB”), which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	September 30, 2023	December 31, 2022
Assets:
Foreign currency hedges	$27	$39
Total Assets	$27	$39
Liabilities:
Deferred compensation	$330	$336
Foreign currency hedges	39	83
Total Liabilities	$369	$419
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	September 30, 2023	December 31, 2022
Total assets	$1,904	$1,961

Total liabilities	$220	$328

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$144	$98	$490	$287

Operating loss	$(13)	$(35)	$(45)	$(90)
9) STOCKHOLDERS’ EQUITY
Dividends
The following table presents dividends declared per share and total dividends for our Class A and B Common Stock and our Mandatory Convertible Preferred Stock for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.24	$.34	$.72

Total common stock dividends	$34	$159	$228	$477
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$1.4375	$4.3125	$4.3125

Total preferred stock dividends	$14	$14	$43	$43

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments		Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2022	$(680)		$(1,097)		$(30)	$(1,807)
Other comprehensive income (loss) before reclassifications	10		—		(1)	9
Reclassifications to net loss	44	(b)	36	(c)	—	80
Other comprehensive income (loss)	54		36		(1)	89
At September 30, 2023	$(626)		$(1,061)		$(31)	$(1,718)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (a)	Accumulated Other Comprehensive Loss
At December 31, 2021	$(445)	$(1,434)		$(23)	$(1,902)
Other comprehensive loss before reclassifications	(452)	—		(14)	(466)
Reclassifications to net earnings	—	49	(c)	—	49
Other comprehensive income (loss)	(452)	49		(14)	(417)
At September 30, 2022	$(897)	$(1,385)		$(37)	$(2,319)
(a) Reflects cumulative translation adjustments.
(b) Reflects amounts realized within “Gain (loss) from investments” on the Consolidated Statement of Operations in connection with the dilution of our interest in Viacom18 (see Note 7).
(c) Reflects amortization of net actuarial losses (see Note 11).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $12 million and $16 million for the nine months ended September 30, 2023 and 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended September 30, 2023, we recorded a provision for income taxes of $40 million, and for the nine months ended September 30, 2023, we recorded a benefit from income taxes of $436 million, reflecting effective income tax rates of 10.6% and 30.4%, respectively. Included in the third quarter of 2023 is a net discrete tax benefit of $33 million, primarily reflecting the benefit from guidance issued during the quarter by the Internal Revenue Service (“IRS”) that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and amounts realized in connection with the filing of our tax returns in certain international jurisdictions. These items, together with a tax provision of $3 million on other corporate matters, decreased our effective income tax rate by 8.5 percentage points. The tax benefit for the nine months ended September 30, 2023 was primarily the result of a tax benefit of $582 million on programming charges of $2.37 billion. This item, together with a net discrete tax benefit of $67 million, which principally includes the $33 million discrete tax benefit for the quarter discussed above and the resolution of an income tax matter in a foreign jurisdiction, as well as a net tax provision of $49 million on other items identified as affecting the comparability of our results during the period (which include a gain from an investment and restructuring charges and other corporate matters), increased our effective income tax rate by 10.2 percentage points.

For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $101 million and $264 million, reflecting effective income tax rates of 31.3% and 20.1%, respectively. Included in the provision for income taxes for the third quarter of 2022 is a net discrete tax provision of $9 million, which primarily reflects discrete tax provisions realized in connection with the filing of our tax returns in certain international jurisdictions and from the transfer of subsidiaries in connection with a reorganization of our international operations. These items, together with a net tax benefit of $29 million on other items identified as affecting the comparability of our results during the period (which include charges for restructuring and other corporate matters, and a gain on a disposition) increased our effective income tax rate by 5.0 percentage points. The tax provision for the nine months ended September 30, 2022 included a net discrete tax benefit of $72 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $77 million on other items identified as affecting the comparability of our results during the nine-month period (which include charges for restructuring and other corporate matters, a loss on extinguishment of debt, and gains on dispositions) decreased our effective income tax rate by 4.8 percentage points.

The Company and its subsidiaries file income tax returns with the IRS and various state and local and foreign jurisdictions. For periods prior to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), Viacom and CBS filed separate tax returns. For CBS, we are currently under examination by the IRS for the 2017 and 2018 tax years. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. For tax returns filed as a merged company, we are currently under examination by the IRS for the 2019 tax year. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.

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

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2023	2022	2023	2022
Components of net periodic cost (a):
Service cost	$—	$—	$1	$1
Interest cost	52	38	3	2
Expected return on plan assets	(32)	(43)	—	—
Amortization of actuarial loss (gain) (b)	20	24	(5)	(4)
Net periodic cost	$40	$19	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2023	2022	2023	2022
Components of net periodic cost (a):
Service cost	$—	$—	$1	$1
Interest cost	155	113	9	6
Expected return on plan assets	(96)	(129)	—	—
Amortization of actuarial loss (gain) (b)	62	73	(14)	(11)
Net periodic cost	$121	$57	$(4)	$(4)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).
During the three months ended September 30, 2023, we contributed $24 million to our qualified pension plan.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Advertising	$1,703	$1,973	$5,905	$6,668
Affiliate and subscription	2,004	2,000	6,082	6,156
Licensing and other	860	975	2,930	3,025
TV Media	4,567	4,948	14,917	15,849
Advertising	430	363	1,269	1,073
Subscription	1,258	863	3,594	2,435
Licensing	4	—	4	—
Direct-to-Consumer	1,692	1,226	4,867	3,508
Advertising	5	3	21	17
Theatrical	377	231	735	1,126
Licensing and other	509	549	1,554	1,627
Filmed Entertainment	891	783	2,310	2,770
Eliminations	(17)	(41)	(80)	(104)
Total Revenues	$7,133	$6,916	$22,014	$22,023
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Intercompany Revenues:
TV Media	$7	$9	$28	$33
Filmed Entertainment	10	32	52	71
Total Intercompany Revenues	$17	$41	$80	$104

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges and other corporate matters, programming charges and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Adjusted OIBDA:
TV Media	$1,149	$1,231	$3,649	$4,155
Direct-to-Consumer	(238)	(343)	(1,173)	(1,244)
Filmed Entertainment	(49)	41	(143)	185
Corporate/Eliminations	(103)	(104)	(336)	(320)
Stock-based compensation (a)	(43)	(39)	(127)	(114)
Depreciation and amortization	(105)	(92)	(310)	(282)
Programming charges	—	—	(2,371)	—
Restructuring and other corporate matters	10	(169)	(44)	(276)
Gain on dispositions	—	41	—	56
Operating income (loss)	621	566	(855)	2,160
Interest expense	(232)	(231)	(698)	(701)
Interest income	29	33	97	73
Gain (loss) from investments	—	(9)	168	(9)
Loss on extinguishment of debt	—	—	—	(120)
Other items, net	(42)	(36)	(148)	(91)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	376	323	(1,436)	1,312
(Provision for) benefit from income taxes	(40)	(101)	436	(264)
Equity in loss of investee companies, net of tax	(75)	(58)	(259)	(124)
Net earnings (loss) from continuing operations	261	164	(1,259)	924
Net earnings from discontinued operations, net of tax	48	78	166	181
Net earnings (loss) (Paramount and noncontrolling interests)	309	242	(1,093)	1,105
Net earnings attributable to noncontrolling interests	(14)	(11)	(29)	(22)
Net earnings (loss) attributable to Paramount	$295	$231	$(1,122)	$1,083
(a) Stock-based compensation expense of $4 million for the nine months ended September 30, 2023, and $11 million and $13 million for the three and nine months ended September 30, 2022, respectively, is included in “Restructuring and other corporate matters”.
13) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2023, we had outstanding letters of credit and surety bonds of $174 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility, under which no letters of credit were issued. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility (see Note 6).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2023 is a liability totaling $26 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $11 million at September 30, 2023, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In March 2020, the Delaware Chancery Court consolidated the three lawsuits and appointed Bucks County Employees Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action captioned In re CBS Corporation Stockholder Class Action and Derivative Litigation (the “CBS Litigation”). In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, National Amusements, Inc., Sumner M. Redstone National Amusements Trust, additional members of the CBS Board of

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Directors (including Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleged breaches of fiduciary duties in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleged waste and unjust enrichment in connection with certain aspects of Mr. Ianniello’s compensation awards. The Complaint sought unspecified damages, costs and expenses, as well as other relief. In December 2022, the Delaware Chancery Court dismissed the fiduciary duty claim against Mr. Klieger.

In May 2023, the parties to the CBS Litigation entered into a settlement agreement that provided for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses. In September 2023, the Delaware Chancery Court approved the settlement and dismissed the CBS Litigation with prejudice. In October 2023, the Company received the settlement payment in the amount of $120 million, which reflects the settlement of $167.5 million after a deduction was made for administrative costs and plaintiffs’ counsels’ fees and expenses, and accordingly, we will recognize a gain of $120 million during the fourth quarter of 2023.

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Delaware Chancery Court. In January 2020, the Delaware Chancery Court consolidated the four lawsuits. In February 2020, the Delaware Chancery Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (as used in this paragraph, the “Viacom Litigation”). The Complaint alleged breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint sought unspecified damages, costs and expenses, as well as other relief. In December 2020, the Delaware Chancery Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed.

In March 2023, the parties to the Viacom Litigation entered into a settlement agreement that provided for, among other things, the final dismissal of the Viacom Litigation in exchange for a settlement payment in the amount of $122.5 million, which has been fully paid. In July 2023, the Delaware Chancery Court granted approval of the settlement and dismissed the Viacom Litigation with prejudice.

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

Litigation Related to Television Station Owners
In September 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning about January 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. We reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or wrongdoing by the Company, is subject to Court approval. In August 2023, the Court granted preliminary approval of the settlement.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2023, we had pending approximately 20,670 asbestos claims, as compared with approximately 21,580 as of December 31, 2022. During the third quarter of 2023, we received approximately 690 new claims and closed or moved to an inactive docket approximately 770 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
14) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2023	2022
Cash paid for interest	$696	$755

Cash paid (received) for income taxes:
Continuing operations	$(17)	$31
Discontinued operations	$19	$11

Noncash additions to operating lease assets	$100	$127
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $5 million and $27 million for the three and nine months ended September 30, 2023, respectively, and $16 million and $50 million for the three and nine months ended September 30, 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and nine months ended September 30, 2023 and 2022, we recorded the following restructuring charges and other corporate matters.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
TV Media	$—	$77	$32	$86
Direct-to-Consumer	—	—	3	1
Filmed Entertainment	—	—	5	18
Corporate	—	—	14	—
Severance (a)	—	77	54	105
Exit costs	—	8	—	8
Restructuring charges	—	85	54	113
Other corporate matters	(10)	84	(10)	163
Restructuring and other corporate matters	$(10)	$169	$44	$276
(a) Severance costs include the accelerated vesting of stock-based compensation.
Following our 2022 operating segment realignment and as we integrated Showtime into Paramount+, we implemented further initiatives to streamline and transform our operations, and as a result recorded restructuring charges of $54 million for associated severance costs during the second quarter of 2023.

During the three and nine months ended September 30, 2022, we recorded restructuring charges of $85 million and $113 million, respectively, which were comprised of severance costs and the impairment of lease assets in each period. The severance costs were primarily associated with management changes following the operating segment realignment noted above. The lease impairments related to lease assets that we ceased use of with the intent to sublease in connection with initiatives to reduce our real estate footprint in New York City.

At September 30, 2023 and December 31, 2022, our restructuring liability was $214 million and $302 million, respectively, and was recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. During the nine months ended September 30, 2023, we made payments for restructuring of $118 million. The restructuring liability at September 30, 2023, which principally relates to severance payments, is expected to be substantially paid by the end of 2024.

In addition, during the three months ended September 30, 2023, we recorded a benefit of $10 million in other corporate matters for an insurance recovery related to litigation described under Legal Matters—Stockholder Matters in Note 13.

During the three and nine months ended September 30, 2022, we recorded charges for other corporate matters of $84 million and $163 million, respectively, of which $77 million and $117 million, respectively, were associated with litigation described under Legal Matters—Stockholder Matters in Note 13. Also included in other corporate matters were charges of $7 million and $46 million for the three and nine months ended September 30, 2022, respectively, recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and nine months ended September 30, 2023 compared with the three and nine months ended September 30, 2022.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the nine months ended September 30, 2023 and September 30, 2022; and of our outstanding debt as of September 30, 2023.
•Legal Matters—Discussion of legal matters to which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended September 30, 2023 versus Three Months Ended September 30, 2022

Consolidated Results of Operations			Increase/(Decrease)
Three Months Ended September 30,	2023	2022	$	%
GAAP:
Revenues	$7,133	$6,916	$217	3%
Operating income	$621	$566	$55	10%
Net earnings from continuing operations attributable to Paramount	$247	$153	$94	61%
Diluted EPS from continuing operations	$.36	$.21	$.15	71%

Non-GAAP: (a)
Adjusted OIBDA	$716	$786	$(70)	(9)%
Adjusted net earnings from continuing operations attributable to Paramount	$207	$270	$(63)	(23)%
Adjusted diluted EPS from continuing operations	$.30	$.39	$(.09)	(23)%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended September 30, 2023, revenues increased 3% to $7.13 billion, reflecting revenue growth from our streaming services, led by Paramount+. The growth was partially offset by lower revenue from our linear networks, mainly resulting from weakness in the global advertising market.

Operating income increased 10% to $621 million for the three months ended September 30, 2023. The operating income comparison was impacted by $169 million of charges for restructuring and other corporate matters in 2022. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these charges as well as other items described under Reconciliation of Non-GAAP Measures, decreased 9% as the increase in revenues was more than offset by higher costs, primarily associated with the distribution of our films and streaming services.

For the three months ended September 30, 2023, net earnings from continuing operations attributable to Paramount increased $94 million to $247 million and diluted earnings per share (“EPS”) from continuing operations increased $.15 to $.36 compared with the prior-year period. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS from continuing operations, which exclude the items impacting the comparability of operating income as well as other items described under Reconciliation of Non-GAAP Measures, decreased $63 million and $.09 per diluted share, respectively. These declines reflect the lower Adjusted OIBDA and a higher loss from our equity-method investments.

Labor Strikes
In May 2023, the Writers Guild of America (“WGA”) commenced an industry-wide strike following the expiration of its collective bargaining agreement with the Alliance of Motion Picture and Television Producers (“AMPTP”). In July 2023, the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) also commenced an industry-wide strike after the expiration of its collective bargaining agreement with the AMPTP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
These strikes resulted in temporary shutdowns of production on certain of our television and film programming. The WGA strike has ended; however, the SAG-AFTRA strike is ongoing and as a result the timing of resuming production and the impact on our future results and cash flows remains uncertain.

Operational Highlights - Nine Months Ended September 30, 2023 versus Nine Months Ended September 30, 2022

Consolidated Results of Operations			Increase/(Decrease)
Nine Months Ended September 30,	2023	2022	$	%
GAAP:
Revenues	$22,014	$22,023	$(9)	—%
Operating income (loss)	$(855)	$2,160	$(3,015)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(1,288)	$902	$(2,190)	n/m
Diluted EPS from continuing operations	$(2.04)	$1.32	$(3.36)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$1,870	$2,662	$(792)	(30)%
Adjusted net earnings from continuing operations attributable to Paramount	$359	$1,102	$(743)	(67)%
Adjusted diluted EPS from continuing operations	$.48	$1.63	$(1.15)	(71)%
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the nine months ended September 30, 2023, revenues decreased slightly to $22.01 billion, as growth in revenues from our streaming services, led by Paramount+, was offset by lower revenues from our theatrical releases, linear networks, and content licensing. The decline for our linear networks principally reflects weakness in the global advertising market.

We reported an operating loss of $855 million for the nine months ended September 30, 2023 compared with operating income of $2.16 billion for the comparable prior-year period. The comparison was impacted by programming charges of $2.37 billion recorded in 2023. Adjusted OIBDA, which excludes these charges, as well as other items described under Reconciliation of Non-GAAP Measures, decreased 30%, driven by the decline in linear revenues and the timing and mix of theatrical releases in each year, partially offset by improved results for our streaming services.

For the nine months ended September 30, 2023, we reported a net loss from continuing operations attributable to Paramount of $1.29 billion, or $2.04 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $902 million, or $1.32 per diluted share, for the same prior-year period. The comparison was impacted by the programming charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which decreased $743 million and $1.15 per diluted share, respectively, primarily reflecting the lower tax-effected Adjusted OIBDA and losses from our investment in SkyShowtime.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2023 and 2022 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, and adjusted diluted EPS from continuing operations (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating income (loss) (GAAP)	$621	$566	$(855)	$2,160
Depreciation and amortization	105	92	310	282
Programming charges (a)	—	—	2,371	—
Restructuring and other corporate matters (a)	(10)	169	44	276
Gain on dispositions (a)	—	(41)	—	(56)
Adjusted OIBDA (Non-GAAP)	$716	$786	$1,870	$2,662
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2023
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes	Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$376	$(40)	$247	$.36
Items affecting comparability:
Other corporate matters (a)	(10)	3	(7)	(.01)
Discrete tax items (b)	—	(33)	(33)	(.05)
Adjusted (Non-GAAP)	$366	$(70)	$207	$.30
(a) Reflects a benefit from an insurance recovery related to litigation described under Legal Matters—Stockholder Matters.
(b) Primarily reflects the benefit from guidance issued in the third quarter of 2023 by the Internal Revenue Service (“IRS”) that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and amounts realized in connection with the filing of our tax returns in certain international jurisdictions.

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
(a) Comprised of $85 million for restructuring consisting of severance costs, which were primarily associated with management changes following our operating segment realignment, and lease impairments; $77 million associated with litigation described under Legal Matters—Stockholder Matters; and $7 million related to the suspension of operations in Russia.
(b) Reflects a gain recognized upon the contribution of certain assets of Paramount+ in the Nordics to SkyShowtime, our streaming joint venture with Comcast Corporation.
(c) Reflects a loss on the sale of a 37.5% interest in The CW to Nexstar Media Inc. and an impairment of an investment.
(d) Primarily reflects discrete tax provisions realized in connection with the filing of our tax returns in certain international jurisdictions and from the transfer of subsidiaries in connection with a reorganization of our international operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes	Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,436)	$436	$(1,288)	$(2.04)
Items affecting comparability:
Programming charges (a)	2,371	(582)	1,789	2.74
Restructuring and other corporate matters (b)	44	(11)	33	.05
Gain from investment (c)	(168)	60	(108)	(.16)
Discrete tax items (d)	—	(67)	(67)	(.11)
Adjusted (Non-GAAP)	$811	$(164)	$359	$.48
(a) Comprised of programming charges recorded in connection with the integration of Showtime into Paramount+ and initiatives to rationalize and right-size our international operations to align with our streaming strategy and close or globalize certain of our international channels. During the first half of 2023, we reviewed our content portfolio and as a result changed the strategy for certain content. These changes led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements.
(b) Consists of severance costs recorded during the second quarter of 2023 associated with the implementation of initiatives to transform and streamline our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+, partially offset by a benefit in the third quarter of 2023 from an insurance recovery related to litigation described under Legal Matters—Stockholder Matters.
(c) Reflects a gain recognized on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.
(d) Primarily reflects tax benefits from the resolution of an income tax matter in a foreign jurisdiction, guidance issued in the third quarter of 2023 by the IRS that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and amounts realized in connection with the filing of our tax returns in certain international jurisdictions.

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
(a) Comprised of charges of $113 million for restructuring consisting of severance costs, which were primarily associated with management changes following our operating segment realignment, and lease impairments; $117 million associated with litigation described under Legal Matters—Stockholder Matters; and $46 million recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Nine Months Ended September 30, 2023 versus Three and Nine Months Ended September 30, 2022
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2023		2022		$	%
Advertising	$2,133	30%	$2,337	34%	$(204)	(9)%
Affiliate and subscription	3,262	46	2,863	41	399	14
Theatrical	377	5	231	3	146	63
Licensing and other	1,361	19	1,485	22	(124)	(8)
Total Revenues	$7,133	100%	$6,916	100%	$217	3%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2023		2022		$	%
Advertising	$7,179	33%	$7,746	35%	$(567)	(7)%
Affiliate and subscription	9,676	44	8,591	39	1,085	13
Theatrical	735	3	1,126	5	(391)	(35)
Licensing and other	4,424	20	4,560	21	(136)	(3)
Total Revenues	$22,014	100%	$22,023	100%	$(9)	—%
Advertising
For the three and nine months ended September 30, 2023, advertising revenues decreased 9% and 7%, respectively, driven by a decline in linear advertising reflecting continued weakness in the global advertising market, partially offset by higher advertising revenues for our streaming services. In addition, foreign exchange rate changes negatively impacted the total advertising revenue comparison by 2 percentage points and 1 percentage point for the three- and nine-month periods, respectively.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of affiliate fees received from multichannel video programming distributors (MVPDs), including virtual MVPDs (vMVPDs) which distribute their services via streaming, for carriage of our cable networks (cable affiliate fees) and owned television stations (retransmission fees), fees received from television stations for their affiliation with the CBS Television Network (reverse compensation), and subscription fees for our streaming services.

For the three and nine months ended September 30, 2023, affiliate and subscription revenues increased 14% and 13%, respectively, primarily driven by growth in subscribers for Paramount+ to 63.4 million at September 30, 2023 from 46.0 million at September 30, 2022, as well as higher revenues from pay-per-view boxing events. These increases were partially offset by lower affiliate fees for our linear networks.

Theatrical
For the three months ended September 30, 2023, theatrical revenues increased 63%, primarily reflecting the third quarter 2023 releases of Mission: Impossible — Dead Reckoning Part One and Teenage Mutant Ninja Turtles: Mutant Mayhem. Theatrical revenues in the prior-year period were principally from the continued success of Top

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Gun: Maverick, which was released in the second quarter of 2022. Theatrical revenues for the nine months ended September 30, 2023 decreased 35%, reflecting the comparison against the strong performance of Top Gun: Maverick in the second and third quarters of 2022, partially offset by theatrical revenues from the previously mentioned third quarter 2023 releases.

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

For the three and nine months ended September 30, 2023, licensing and other revenues decreased 8% and 3%, respectively, primarily reflecting lower revenues from content produced for third parties. Content available for licensing has been and may continue to be impacted by temporary production shutdowns as a result of labor strikes.

Operating Expenses

	Three Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2023		2022		$	%
Content costs	$3,548	76%	$3,527	79%	$21	1%
Distribution and other	1,133	24	933	21	200	21
Total Operating Expenses	$4,681	100%	$4,460	100%	$221	5%

	Nine Months Ended September 30,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2023		2022		$	%
Content costs	$11,589	78%	$11,475	80%	$114	1%
Distribution and other	3,283	22	2,887	20	396	14
Total Operating Expenses	$14,872	100%	$14,362	100%	$510	4%
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

For the three months ended September 30, 2023, content costs increased 1%, primarily driven by increased investment in our streaming services, costs associated with pay-per-view boxing events and theatrical releases, partially offset by lower costs from the decline in licensing revenues. For the nine-month period, the 1% increase primarily reflects increased investment in our streaming services, partially offset by lower costs associated with theatrical releases and licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Content costs for the three and nine months ended September 30, 2023, include $57 million of incremental costs incurred to retain our production capabilities for certain of the television and film productions that have been delayed as a result of the labor strikes. The magnitude of incremental costs during the fourth quarter of 2023 will depend on the duration of the SAG-AFTRA strike.

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

For the three and nine months ended September 30, 2023, distribution and other expenses increased 21% and 14%, respectively, primarily reflecting higher costs associated with theatrical releases and the growth of our streaming services, including costs for third-party distribution, revenue sharing, and compensation.

Programming Charges
During the first half of 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, during the first quarter of 2023, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, during the first half of 2023 we recorded programming charges on the Consolidated Statement of Operations relating to these actions. These charges, which totaled $2.37 billion, were comprised of $1.97 billion for the impairment of content to its estimated fair value, as well as $402 million for development cost write-offs and contract termination costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Selling, general and administrative expenses	$1,736	$1,670	$66	4%	$5,272	$4,999	$273	5%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three and nine months ended September 30, 2023, SG&A expenses increased 4% and 5%, respectively, driven by higher employee costs, including for incentive compensation and to support the growth of our streaming services. The increase for the three months was partially offset by lower advertising and marketing costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Depreciation and amortization	$105	$92	$13	14%	$310	$282	$28	10%
For the three and nine months ended September 30, 2023 depreciation and amortization increased 14% and 10%, respectively, primarily reflecting higher depreciation for software related to the unification and evolution of our systems and platforms.

Restructuring and Other Corporate Matters
During the three and nine months ended September 30, 2023 and 2022, we recorded the following restructuring charges and other corporate matters.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
TV Media	$—	$77	$32	$86
Direct-to-Consumer	—	—	3	1
Filmed Entertainment	—	—	5	18
Corporate	—	—	14	—
Severance (a)	—	77	54	105
Exit costs	—	8	—	8
Restructuring charges	—	85	54	113
Other corporate matters	(10)	84	(10)	163
Restructuring and other corporate matters	$(10)	$169	$44	$276
(a) Severance costs include the accelerated vesting of stock-based compensation.
Following our 2022 operating segment realignment and as we integrated Showtime into Paramount+, we implemented further initiatives to streamline and transform our operations, and as a result recorded restructuring charges of $54 million for associated severance costs during the second quarter of 2023. In addition, during the three months ended September 30, 2023, we recorded a benefit of $10 million in other corporate matters for an insurance recovery related to litigation described under Legal Matters—Stockholder Matters.

During the three and nine months ended September 30, 2022, we recorded restructuring charges of $85 million and $113 million, respectively, which were comprised of severance costs and the impairment of lease assets in each period. The severance costs were primarily associated with management changes following the operating segment realignment noted above. The lease impairments related to lease assets that we ceased use of with the intent to sublease in connection with initiatives to reduce our real estate footprint in New York City. Additionally, during the three and nine months ended September 30, 2022, we recorded charges for other corporate matters of $84 million and $163 million, respectively, of which $77 million and $117 million, respectively, were associated with litigation described under Legal Matters—Stockholder Matters. Also included in other corporate matters were charges of $7 million and $46 million for the three and nine months ended September 30, 2022, respectively, recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Gain on Dispositions
For the three and nine months ended September 30, 2022, we recorded a gain of $41 million relating to the contribution of certain assets of Paramount+ in the Nordics to SkyShowtime. The nine months ended September 30, 2022 also includes gains totaling $15 million, comprised of a gain from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.

Interest Expense/Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Interest expense	$232	$231	$1	—%	$698	$701	$(3)	—%
Interest income	$29	$33	$(4)	(12)%	$97	$73	$24	33%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of September 30, 2023 and 2022.

	At September 30,
		Weighted Average		Weighted Average
	2023	Interest Rate	2022	Interest Rate
Total notes and debentures	$15,662	5.11%	$15,775	5.13%
Other bank borrowings	$—	—%	$47	5.80%
Gain (Loss) from Investments
During the second quarter of 2023, we recorded a gain of $168 million on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%. For the three months ended September 30, 2022, we recorded a loss of $4 million on the sale of a 37.5% interest in The CW, which was principally comprised of transaction costs, and an impairment of an investment of $5 million.

Loss on Extinguishment of Debt
For the nine months ended September 30, 2022, we recorded losses on extinguishment of debt totaling $120 million associated with the early redemption of long-term debt of $2.91 billion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Other Items, Net
The following table presents the components of Other items, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension and postretirement benefit costs (a)	$(38)	$(16)	$(113)	$(49)
Foreign exchange loss	(4)	(21)	(38)	(44)
Other	—	1	3	2
Other items, net	$(42)	$(36)	$(148)	$(91)
(a) For the three and nine months ended September 30, 2023, the increase in pension and postretirement benefit costs is the result of higher interest cost and a decrease in the expected return on plan assets.
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended September 30, 2023, we recorded a provision for income taxes of $40 million, and for the nine months ended September 30, 2023, we recorded a benefit from income taxes of $436 million, reflecting effective income tax rates of 10.6% and 30.4%, respectively. Included in the third quarter of 2023 is a net discrete tax benefit of $33 million, primarily reflecting the benefit from guidance issued during the quarter by the IRS that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and amounts realized in connection with the filing of our tax returns in certain international jurisdictions. These items, together with a tax provision of $3 million on other corporate matters, decreased our effective income tax rate by 8.5 percentage points. The tax benefit for the nine months ended September 30, 2023 was primarily the result of a tax benefit of $582 million on programming charges of $2.37 billion. This item, together with a net discrete tax benefit of $67 million, which principally includes the $33 million discrete tax benefit for the quarter discussed above and the resolution of an income tax matter in a foreign jurisdiction, as well as a net tax provision of $49 million on other items identified as affecting the comparability of our results during the period (which include a gain from an investment and restructuring charges and other corporate matters), increased our effective income tax rate by 10.2 percentage points.

For the three and nine months ended September 30, 2022, we recorded a provision for income taxes of $101 million and $264 million, reflecting effective income tax rates of 31.3% and 20.1%, respectively. Included in the provision for income taxes for the third quarter of 2022 is a net discrete tax provision of $9 million, which primarily reflects discrete tax provisions realized in connection with the filing of our tax returns in certain international jurisdictions and from the transfer of subsidiaries in connection with a reorganization of our international operations. These items, together with a net tax benefit of $29 million on other items identified as affecting the comparability of our results during the period (which include charges for restructuring and other corporate matters, and a gain on a disposition) increased our effective income tax rate by 5.0 percentage points. The tax provision for the nine months ended September 30, 2022 included a net discrete tax benefit of $72 million primarily resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. This item, together with a net tax benefit of $77 million on other items identified as affecting the comparability of our results during the nine-month period (which include charges for restructuring and other corporate matters, a loss on extinguishment of debt, and gains on dispositions) decreased our effective income tax rate by 4.8 percentage points.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Equity in loss of investee companies	$(77)	$(75)	$(2)	(3)%	$(267)	$(166)	$(101)	(61)%
Tax benefit	2	17	(15)	(88)	8	42	(34)	(81)
Equity in loss of investee companies, net of tax	$(75)	$(58)	$(17)	(29)%	$(259)	$(124)	$(135)	(109)%
For the nine months ended September 30, 2023, the higher loss for our equity-method investments was driven by SkyShowtime, which launched its streaming service in September 2022.

Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2023	2022	$	%	2023	2022	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$247	$153	$94	61%	$(1,288)	$902	$(2,190)	n/m
Diluted EPS from continuing operations	$.36	$.21	$.15	71%	$(2.04)	$1.32	$(3.36)	n/m
n/m-not meaningful
For the three months ended September 30, 2023, net earnings from continuing operations attributable to Paramount and diluted EPS from continuing operations increased $94 million and $.15, respectively, compared with the prior-year period. These increases were primarily the result of the increase in operating income. For the nine months ended September 30, 2023, we reported a net loss from continuing operations attributable to Paramount of $1.29 billion, or $2.04 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $902 million, or $1.32 per diluted share, for the prior-year period. The decrease was primarily driven by the decline in tax-effected operating income, including the impact from the programming charges discussed above, partially offset by the investment gain discussed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings from Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2023 and 2022, which primarily reflects the results of Simon & Schuster. On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. for $1.62 billion. As a result, we will recognize a gain in the fourth quarter of 2023, which we estimate will be approximately $700 million.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues	$307	$353	$857	$863
Costs and expenses:
Operating	195	198	501	483
Selling, general and administrative	49	45	138	130
Restructuring charges	—	2	—	2
Total costs and expenses (a)	244	245	639	615
Operating income	63	108	218	248
Other items, net	(4)	(3)	(11)	(9)
Earnings from discontinued operations	59	105	207	239
Provision for income taxes (b)	(11)	(27)	(41)	(58)
Net earnings from discontinued operations, net of tax	$48	$78	$166	$181
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $3 million and $9 million for the three and nine months ended September 30, 2023, respectively, and $15 million and $25 million for the three and nine months ended September 30, 2022, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $2 million for the three and nine months ended September 30, 2023, respectively, and $4 million and $6 million for the three and nine months ended September 30, 2022, respectively.
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

•Direct-to-Consumer—Our Direct-to-Consumer segment consists of our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, Showtime Networks’ domestic premium subscription streaming service (“Showtime OTT”), BET+ and Noggin. Effective June 27, 2023, we launched the Paramount+ with Showtime plan in the United States, which replaced the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Paramount+ Premium plan. Effective July 6, 2023, Showtime OTT was no longer offered as a standalone subscription service for new subscribers.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness and Miramax.

We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges and other corporate matters, programming charges and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to operating income (loss), the most directly comparable financial measure in accordance with GAAP.
Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2023		2022		$	%
Revenues:
TV Media	$4,567	64%	$4,948	72%	$(381)	(8)%
Direct-to-Consumer	1,692	24	1,226	18	466	38
Filmed Entertainment	891	12	783	11	108	14
Eliminations	(17)	—	(41)	(1)	24	59
Total Revenues	$7,133	100%	$6,916	100%	$217	3%

	Three Months Ended September 30,
			Increase/(Decrease)
	2023	2022	$	%
Adjusted OIBDA:
TV Media	$1,149	$1,231	$(82)	(7)%
Direct-to-Consumer	(238)	(343)	105	31
Filmed Entertainment	(49)	41	(90)	n/m
Corporate/Eliminations	(103)	(104)	1	1
Stock-based compensation (a)	(43)	(39)	(4)	(10)
Total Adjusted OIBDA	716	786	(70)	(9)
Depreciation and amortization	(105)	(92)	(13)	(14)
Restructuring and other corporate matters	10	(169)	179	n/m
Gain on dispositions	—	41	(41)	n/m
Total Operating Income	$621	$566	$55	10%
n/m - not meaningful
(a) For the three months ended September 30, 2022, stock-based compensation expense of $11 million is included in “Restructuring and other corporate matters”.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2023		2022		$	%
Revenues:
TV Media	$14,917	68%	$15,849	72%	$(932)	(6)%
Direct-to-Consumer	4,867	22	3,508	16	1,359	39
Filmed Entertainment	2,310	10	2,770	12	(460)	(17)
Eliminations	(80)	—	(104)	—	24	23
Total Revenues	$22,014	100%	$22,023	100%	$(9)	—%

	Nine Months Ended September 30,
			Increase/(Decrease)
	2023	2022	$	%
Adjusted OIBDA:
TV Media	$3,649	$4,155	$(506)	(12)%
Direct-to-Consumer	(1,173)	(1,244)	71	6
Filmed Entertainment	(143)	185	(328)	n/m
Corporate/Eliminations	(336)	(320)	(16)	(5)
Stock-based compensation (a)	(127)	(114)	(13)	(11)
Total Adjusted OIBDA	1,870	2,662	(792)	(30)
Depreciation and amortization	(310)	(282)	(28)	(10)
Programming charges	(2,371)	—	(2,371)	n/m
Restructuring and other corporate matters	(44)	(276)	232	84
Gain on dispositions	—	56	(56)	n/m
Total Operating Income (Loss)	$(855)	$2,160	$(3,015)	n/m
n/m - not meaningful
(a) For the nine months ended September 30, 2023 and 2022, stock-based compensation expense of $4 million and $13 million, respectively, is included in “Restructuring and other corporate matters”.
TV Media
Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
			Increase/(Decrease)
TV Media	2023	2022	$	%
Advertising	$1,703	$1,973	$(270)	(14)%
Affiliate and subscription	2,004	2,000	4	—
Licensing and other	860	975	(115)	(12)
Revenues	$4,567	$4,948	$(381)	(8)%

Adjusted OIBDA	$1,149	$1,231	$(82)	(7)%
Revenues
For the three months ended September 30, 2023, revenues decreased 8%, reflecting lower advertising and licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 14% decrease in advertising revenues was primarily the result of continued weakness in the global advertising market. Domestic advertising revenues declined 13% to $1.43 billion and international advertising revenues decreased 16% to $274 million. The domestic decline also reflects lower political advertising revenues as a result of U.S. midterm elections in 2022. Foreign exchange rate changes negatively impacted the total advertising revenue comparison by 2 percentage points.

Affiliate and Subscription
Affiliate and subscription revenues increased slightly for the three months ended September 30, 2023. Domestic affiliate and subscription revenues increased 1% to $1.90 billion as higher subscription revenues from pay-per-view boxing events were substantially offset by declines in affiliate fees. The decrease in domestic affiliate fees reflects subscriber declines, which were largely offset by contractual pricing increases. International affiliate and subscription revenues decreased 6% to $105 million, driven by a shift of revenue from our pay television services to our streaming services following the restructuring of certain affiliate agreements.

Licensing and Other
Licensing and other revenues decreased 12%, reflecting lower revenues from content produced for third parties. Content available for licensing has been and may continue to be impacted by temporary production shutdowns as a result of labor strikes.

Adjusted OIBDA
Adjusted OIBDA decreased 7%, reflecting the decline in revenues, partially offset by lower costs for content and marketing.
Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
			Increase/(Decrease)
TV Media	2023	2022	$	%
Advertising	$5,905	$6,668	$(763)	(11)%
Affiliate and subscription	6,082	6,156	(74)	(1)
Licensing and other	2,930	3,025	(95)	(3)
Revenues	$14,917	$15,849	$(932)	(6)%

Adjusted OIBDA	$3,649	$4,155	$(506)	(12)%

Revenues
For the nine months ended September 30, 2023, revenues decreased 6%, driven by lower advertising revenues, primarily due to weakness in the global advertising market.

Advertising
The 11% decrease in advertising revenues was primarily the result of weakness in the global advertising market. Domestic advertising revenues declined 10% to $5.08 billion and international advertising revenues decreased 19% to $826 million. The domestic decline also reflects lower political advertising revenues as a result of U.S. midterm elections in 2022. Foreign exchange rate changes negatively impacted the total advertising revenue comparison by 1 percentage point.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Affiliate and Subscription
Affiliate and subscription revenues decreased 1% for the nine months ended September 30, 2023. Domestic affiliate and subscription revenues decreased slightly to $5.76 billion as declines in affiliate fees were offset by higher subscription revenues from pay-per-view boxing events. The decrease in domestic affiliate fees reflects subscriber declines, which were largely offset by contractual pricing increases. International affiliate and subscription revenues decreased 13% to $322 million, driven by a shift of revenue from our pay television services to our streaming services following the restructuring of certain affiliate agreements.

Licensing and Other
Licensing and other revenues decreased 3%, principally reflecting lower revenues from content produced for third parties. Content available for licensing has been and may continue to be impacted by temporary production shutdowns as a result of labor strikes.

Adjusted OIBDA
Adjusted OIBDA decreased 12%, primarily driven by the decline in revenues, partially offset by lower costs, principally for content and marketing.
Direct-to-Consumer
Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
			Increase/(Decrease)
Direct-to-Consumer	2023	2022	$	%
Advertising	$430	$363	$67	18%
Subscription	1,258	863	395	46
Licensing (a)	4	—	4	n/m
Revenues	$1,692	$1,226	$466	38%

Adjusted OIBDA	$(238)	$(343)	$105	31%

n/m - not meaningful

(a) Reflects revenues from the licensing of content rights acquired by BET+.

	Three Months Ended September 30,
(in millions)	2023	2022	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	63.4	46.0	17.4	38%

Revenues	$1,138	$708	$430	61%
(a) Subscribers include customers with access to Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial. For the periods above, subscriber counts reflect the number of subscribers as of the applicable period-end date.
Revenues
For the three months ended September 30, 2023, the 38% increase in revenues was primarily driven by growth from Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 18% increase in advertising revenues was primarily driven by higher impressions for Paramount+ and growth from Pluto TV, including from international launches.

Subscription
The 46% increase in subscription revenues was primarily driven by growth in U.S and international Paramount+ subscribers, which grew 17.4 million, or 38%, compared to September 30, 2022. The revenue growth also includes the impact from domestic pricing increases for each of our subscription plans that went into effect when we launched the Paramount+ with Showtime plan on June 27, 2023, as well as revenues from pay-per-view boxing events.

During the quarter, global Paramount+ subscribers increased 2.7 million, or 4%, to 63.4 million, compared with 60.7 million at June 30, 2023. The growth reflects the addition of certain Showtime OTT subscribers to the Paramount+ with Showtime plan, as well as the benefit from the start of the NFL season and the premieres of Special Ops: Lioness and season six of The Chi. The increases were partially offset by a reduction of 1.3 million subscribers in Latin America after we restructured a distribution agreement.

Adjusted OIBDA
Adjusted OIBDA improved by $105 million, as the higher revenues more than offset higher costs to support growth in our streaming services, including content, distribution, advertising and employee costs.
Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
			Increase/(Decrease)
Direct-to-Consumer	2023	2022	$	%
Advertising	$1,269	$1,073	$196	18%
Subscription	3,594	2,435	1,159	48
Licensing (a)	4	—	4	n/m
Revenues	$4,867	$3,508	$1,359	39%

Adjusted OIBDA	$(1,173)	$(1,244)	$71	6%

n/m - not meaningful

(a) Reflects revenues from the licensing of content rights acquired by BET+.

	Nine Months Ended September 30,
			Increase/(Decrease)
	2023	2022	$	%
Paramount+ (Global)

Revenues	$3,093	$1,965	$1,128	57%

Revenues
For the nine months ended September 30, 2023, the 39% increase in revenues was primarily driven by growth from Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising
The 18% increase in advertising revenues was driven by an increase in impressions for Paramount+ and growth from Pluto TV, including from international launches.

Subscription
The 48% increase in subscription revenues reflects growth across our streaming services, primarily from Paramount+, as well as higher revenues from pay-per-view boxing events.

Adjusted OIBDA
Adjusted OIBDA improved by $71 million, as revenue growth more than offset higher costs to support growth in our streaming services, including content, advertising, distribution and employee costs.
Filmed Entertainment
Three Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2023	2022	$	%
Advertising (a)	$5	$3	$2	67%
Theatrical	377	231	146	63
Licensing and other	509	549	(40)	(7)
Revenues	$891	$783	$108	14%

Adjusted OIBDA	$(49)	$41	$(90)	n/m
n/m - not meaningful
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms.
Revenues
For the three months ended September 30, 2023, revenues increased 14%, driven by higher theatrical revenues.

Theatrical
Theatrical revenues increased 63%, primarily reflecting the third quarter 2023 releases of Mission: Impossible — Dead Reckoning Part One and Teenage Mutant Ninja Turtles: Mutant Mayhem. Theatrical revenues in the prior-year period were principally from the continued success of Top Gun: Maverick, which was released in the second quarter of 2022.

Licensing and Other
Licensing and other revenues decreased 7%, principally due to the success of Top Gun: Maverick in the digital home entertainment market in the prior-year period, as well as lower revenue from studio rentals and production services as a result of labor strikes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA decreased $90 million, primarily from the timing and mix of theatrical releases in each year, incremental costs incurred during production shutdowns, as well as lower revenue from studio rentals and production services, which contributed approximately $20 million of the decline.
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
Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2023	2022	$	%
Advertising (a)	$21	$17	$4	24%
Theatrical	735	1,126	(391)	(35)
Licensing and other	1,554	1,627	(73)	(4)
Revenues	$2,310	$2,770	$(460)	(17)%

Adjusted OIBDA	$(143)	$185	$(328)	n/m
n/m - not meaningful
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms as well as sponsorships.
Revenues
For the nine months ended September 30, 2023, revenues decreased 17%, driven by lower theatrical revenues primarily due to the success of Top Gun: Maverick in the prior-year period.

Theatrical
The 35% decrease in theatrical revenues primarily reflects the comparison against the success of Top Gun: Maverick in the prior-year period, partially offset by theatrical revenues from the previously mentioned third quarter 2023 releases.

Licensing and Other
Licensing and other revenues decreased 4%, principally due to the success of Top Gun: Maverick in the digital home entertainment market in the prior-year period, as well as lower revenue from studio rentals and production services.

Adjusted OIBDA
Adjusted OIBDA decreased $328 million, primarily reflecting the mix of theatrical releases in each year, including the success of Top Gun: Maverick in the prior-year period.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. While our planned spending in 2023 included continued increased investment in our streaming services, our spending for content will be lower than we initially anticipated due to temporary shutdowns of production on certain of our television and film programming as a result of labor strikes.

Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including SkyShowtime, our streaming joint venture with Comcast Corporation, under which both parent companies have committed to support initial operations over a multiyear period; discretionary share repurchases, dividends and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $3.21 billion as of September 30, 2023. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt. Beginning with the dividend declared in the second quarter of 2023, we reduced the quarterly cash dividend on our Class A and Class B Common Stock to $.05 per share (or $.20 annually).

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $1.80 billion as of September 30, 2023, proceeds from noncore asset sales, including the October 2023 sale of Simon & Schuster, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

Our access to capital markets and the cost of any new borrowings can be impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)
Net cash flow (used for) provided by operating activities from:
Continuing operations	$(174)	$219	$(393)
Discontinued operations	205	107	98
Net cash flow provided by operating activities	31	326	(295)
Net cash flow used for investing activities from:
Continuing operations	(341)	(380)	39
Discontinued operations	(3)	(3)	—
Net cash flow used for investing activities	(344)	(383)	39
Net cash flow used for financing activities	(744)	(2,681)	1,937
Effect of exchange rate changes on cash and cash equivalents	(24)	(146)	122
Net decrease in cash and cash equivalents	$(1,081)	$(2,884)	$1,803
Operating Activities
Operating cash flow from continuing operations for the nine months ended September 30, 2023 was a net use of cash of $174 million compared to a net source of cash of $219 million for the nine months ended September 30, 2022. The decrease in operating cash flow from continuing operations primarily reflects higher collections from theatrical releases in the prior-year period, mainly from Top Gun: Maverick, as well as higher payments for restructuring, merger-related costs, and transformation initiatives in the current-year period, partially offset by lower spending for content in 2023.
Payments for restructuring, merger-related costs and transformation initiatives included in operating cash flow for the nine months ended September 30, 2023 and 2022 were $288 million and $133 million, respectively. The increase in 2023 is primarily due to payments in the current-year period associated with litigation described under Legal Matters—Stockholder Matters. Since the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), we have invested in a number of transformation initiatives. Initially, these were undertaken to realize synergies related to the Merger. More recently, our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we are investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.
Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster. For the nine months ended September 30, 2023, the increase in operating cash flow from discontinued operations reflects higher collections, driven by higher revenues, and the timing of inventory spending.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Nine Months Ended September 30,
	2023	2022
Investments	$(184)	$(189)
Capital expenditures (a)	(213)	(228)
Other investing activities (b)	56	37
Net cash flow used for investing activities from continuing operations	(341)	(380)
Net cash flow used for investing activities from discontinued operations	(3)	(3)
Net cash flow used for investing activities	$(344)	$(383)
(a) Includes payments associated with the implementation of our transformation initiatives of $22 million and $34 million in 2023 and 2022, respectively.
(b) 2023 primarily reflects the collection of receivables associated with the sale of a 37.5% interest in The CW in the prior year and proceeds received from the disposition of certain channels in Latin America. 2022 primarily reflects the disposition of international intangible assets.
Financing Activities

	Nine Months Ended September 30,
	2023	2022
Proceeds from issuance of notes and debentures	$—	$989
Repayment of notes and debentures	(139)	(3,010)
Dividends paid on preferred stock	(43)	(43)
Dividends paid on common stock	(351)	(471)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(21)	(14)
Payments to noncontrolling interests	(97)	(106)
Other financing activities	(93)	(26)
Net cash flow used for financing activities	$(744)	$(2,681)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and B Common Stock and our 5.75% Series A Mandatory Convertible Preferred Stock (“ Mandatory Convertible Preferred Stock”) for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.24	$.34	$.72

Total common stock dividends	$34	$159	$228	$477
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$1.4375	$4.3125	$4.3125

Total preferred stock dividends	$14	$14	$43	$43

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	September 30, 2023	December 31, 2022
Senior debt (2.90%-7.875% due 2023-2050)	$14,030	$14,149
Junior debt (6.25% and 6.375% due 2057 and 2062)	1,632	1,632
Other bank borrowings	—	55
Obligations under finance leases	3	10
Total debt (a)	15,665	15,846
Less current portion	38	239
Total long-term debt, net of current portion	$15,627	$15,607
(a) At September 30, 2023 and December 31, 2022, the senior and junior subordinated debt balances included (i) a net unamortized discount of $427 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $84 million and $89 million, respectively. The face value of our total debt was $16.18 billion and $16.38 billion at September 30, 2023 and December 31, 2022, respectively.

In September 2023, we repaid our $139 million of 7.875% debentures upon maturity. In addition, on November 1, 2023, we repaid our $35 million of 7.125% senior notes upon maturity.

On November 2, 2023, we announced the commencement of cash tender offers for up to $1.0 billion combined aggregate purchase price of certain of our outstanding senior notes due between 2025 and 2028.

During the nine months ended September 30, 2022, we redeemed $2.39 billion of senior notes, prior to maturity, for an aggregate redemption price of $2.49 billion. Also in 2022, we redeemed $520 million of 5.875% junior subordinated debentures due February 2057 at par. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million for the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, we also issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027, or at any interest payment date thereafter.

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

Commercial Paper
At both September 30, 2023 and December 31, 2022, we had no outstanding commercial paper borrowings.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
During the first quarter of 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility was also amended to include a provision that the occurrence of a Change of Control (as defined in the amended credit agreement) of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At September 30, 2023, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster was treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition in October 2023. We met the covenant as of September 30, 2023.

Other Bank Borrowings
At September 30, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility, which matures in November 2024. This facility replaced the previous $300 million credit facility that matured in April 2023. At December 31, 2022, we had $55 million of bank borrowings under the previous facility with a weighted average interest rate of 7.09%.
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2023, we had outstanding letters of credit and surety bonds of $174 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility, under which no letters of credit were issued. In accordance with the contractual requirements of one of our commitments, we expect that a $1.9 billion letter of credit will be issued in January 2024 under the standby letter of credit facility. The amount outstanding under the letter of credit will decrease throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility (see Capital Structure—Credit Facility).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” on the Consolidated Balance Sheet at September 30, 2023 is a liability totaling $26 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. These lease commitments totaled $11 million at September 30, 2023, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Stockholder Matters
Litigation Relating to the Merger
Beginning in February 2020, three purported CBS stockholders filed separate derivative and/or putative class action lawsuits in the Court of Chancery of the State of Delaware (the “Delaware Chancery Court”). In March 2020, the Delaware Chancery Court consolidated the three lawsuits and appointed Bucks County Employees Retirement Fund and International Union of Operating Engineers of Eastern Pennsylvania and Delaware as co-lead plaintiffs for the consolidated action captioned In re CBS Corporation Stockholder Class Action and Derivative Litigation (the “CBS Litigation”). In April 2020, the lead plaintiffs filed a Verified Consolidated Class Action and Derivative Complaint (as used in this paragraph, the “Complaint”) against Shari E. Redstone, National Amusements, Inc., Sumner M. Redstone National Amusements Trust, additional members of the CBS Board of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Directors (including Candace K. Beinecke, Barbara M. Byrne, Gary L. Countryman, Linda M. Griego, Robert N. Klieger, Martha L. Minow, Susan Schuman, Frederick O. Terrell and Strauss Zelnick), former CBS President and Acting Chief Executive Officer Joseph Ianniello and the Company as nominal defendant. The Complaint alleged breaches of fiduciary duties in connection with the negotiation and approval of an Agreement and Plan of Merger, dated as of August 13, 2019, between CBS and Viacom (as amended, the “Merger Agreement”). The Complaint also alleged waste and unjust enrichment in connection with certain aspects of Mr. Ianniello’s compensation awards. The Complaint sought unspecified damages, costs and expenses, as well as other relief. In December 2022, the Delaware Chancery Court dismissed the fiduciary duty claim against Mr. Klieger.
In May 2023, the parties to the CBS Litigation entered into a settlement agreement that provided for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses. In September 2023, the Delaware Chancery Court approved the settlement and dismissed the CBS Litigation with prejudice. In October 2023, the Company received the settlement payment in the amount of $120 million, which reflects the settlement of $167.5 million after a deduction was made for administrative costs and plaintiffs’ counsels’ fees and expenses, and accordingly, we will recognize a gain of $120 million during the fourth quarter of 2023.

Beginning in November 2019, four purported Viacom stockholders filed separate putative class action lawsuits in the Delaware Chancery Court. In January 2020, the Delaware Chancery Court consolidated the four lawsuits. In February 2020, the Delaware Chancery Court appointed California Public Employees’ Retirement System (“CalPERS”) as lead plaintiff for the consolidated action. Subsequently, in February 2020, CalPERS, together with Park Employees’ and Retirement Board Employees’ Annuity and Benefit Fund of Chicago and Louis M. Wilen, filed a First Amended Verified Class Action Complaint (as used in this paragraph, the “Complaint”) against NAI, NAI Entertainment Holdings LLC, Shari E. Redstone, the members of the special transaction committee of the Viacom Board of Directors (comprised of Thomas J. May, Judith A. McHale, Ronald L. Nelson and Nicole Seligman) and our President and Chief Executive Officer and director, Robert M. Bakish (as used in this paragraph, the “Viacom Litigation”). The Complaint alleged breaches of fiduciary duties to Viacom stockholders in connection with the negotiation and approval of the Merger Agreement. The Complaint sought unspecified damages, costs and expenses, as well as other relief. In December 2020, the Delaware Chancery Court dismissed the claims against Mr. Bakish, while allowing the claims against the remaining defendants to proceed.

In March 2023, the parties to the Viacom Litigation entered into a settlement agreement that provided for, among other things, the final dismissal of the Viacom Litigation in exchange for a settlement payment in the amount of $122.5 million, which has been fully paid. In July 2023, the Delaware Chancery Court granted approval of the settlement and dismissed the Viacom Litigation with prejudice.

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

Litigation Related to Television Station Owners
In September 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning about January 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. We reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or wrongdoing by the Company, is subject to Court approval. In August 2023, the Court granted preliminary approval of the settlement.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2023, we had pending approximately 20,670 asbestos claims, as compared with approximately 21,580 as of December 31, 2022. During the third quarter of 2023, we received approximately 690 new claims and closed or moved to an inactive docket approximately 770 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2022 and 2021 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $57 million and $63 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer viewership, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive industries, including cost increases; our ability to maintain attractive brands and to offer popular content; changes in consumer behavior, as well as evolving technologies and distribution models; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; risks related to our ongoing investments in new businesses, products, services, technologies and other strategic activities; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and programming; risks related to environmental, social and governance (ESG) matters; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally; the impact of COVID-19 and other pandemics and measures taken in response thereto; liabilities related to discontinued operations and former businesses; the loss of existing or inability to hire new key employees or secure creative talent; strikes and other union activity, including the ongoing Screen Actors Guild-American Federation of Television and Radio

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Artists (SAG-AFTRA) strike; volatility in the price of our common stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the third quarter of 2023, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at September 30, 2023.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
	(a)	Insurance Procurement and Indemnification Agreement, dated as of July 25, 2023 (filed herewith).*
(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
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

____________________________________
*Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARAMOUNT GLOBAL (Registrant)

Date: November 2, 2023	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: November 2, 2023	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer