Form 10-K
period 2023-12-31
Paramount Global
filed 2024-02-28
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 30, 2023, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $170,821,618 (based upon the closing price of $18.56 per share as reported by The Nasdaq Stock Market LLC on that date) and the market value of the shares of the registrant’s Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $9,177,763,464 (based upon the closing price of $15.91 per share as reported by The Nasdaq Stock Market LLC on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $9,348,585,082.
As of February 26, 2024, 40,702,775 shares of Class A Common Stock and 611,782,283 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Paramount Global’s Notice of 2024 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Part III).

PARAMOUNT GLOBAL
TABLE OF CONTENTS

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains both historical and forward-looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” below and elsewhere in this Annual Report on Form 10-K. Other risks, uncertainties or other factors, or updates to those discussed herein, may be described in our other filings with the Securities and Exchange Commission (the “SEC”), including our reports on Form 10-Q and Form 8-K, press releases, public conference calls, webcasts, our social media and blog posts and on our website at paramount.com. There may be additional risks, uncertainties and other factors that we do not currently view as material or that are not known. The forward-looking statements included in this Annual Report on Form 10‑K are made only as of the date of this document, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.
PART I

Item 1.	Business.
Overview
We are a leading global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide. Driven by iconic consumer brands, our portfolio includes CBS, Paramount Pictures, Nickelodeon, MTV, Comedy Central, BET, Paramount+ and Pluto TV. We hold one of the industry’s most extensive libraries of television and film titles. In addition to offering innovative streaming services and digital video products, we also provide powerful capabilities in production, distribution and advertising solutions.
Our strategy is grounded in producing world-class content with global appeal; distributing content across platforms to reach viewers globally; and monetizing our content across multiple revenue streams to maximize return on investment. As we execute in line with this strategy, we are focused on driving to Direct-to-Consumer profitability and maximizing cash flow from our traditional businesses.
In 2023, we demonstrated the continued breadth and depth of our content capabilities across our distribution platforms — a growing subscription streaming service, Paramount+; a leading free advertising-supported streaming television (“FAST”) service, Pluto TV; an iconic Hollywood studio, Paramount Pictures; broadcast, including the leading network in the United States (the “U.S.”), CBS; and a portfolio of cable networks that includes Nickelodeon, MTV and BET.
2023 marked significant progress in the building of a scaled, streaming business with narrowed losses, delivering growth in engagement and revenue. Benefiting from a slate of original series, including Tulsa King, Mayor of Kingstown, 1923, Special Ops: Lioness, Yellowjackets and The Chi, Paramount+ subscribers grew 21% year-over-year to 67.5 million. According to subscription analytics firm Antenna, Paramount+ was the number one premium streaming service in domestic sign-ups and gross paid subscriber additions since its launch in March 2021 through the end of 2023 and had the most sign-ups in 2023. Additionally, Paramount now reaches audiences in the top 10 streaming markets globally, and in free, Pluto TV continues to be in more countries than any other FAST service.
Paramount Pictures released five films in 2023 that debuted at number one at the domestic box office — Scream VI, Dungeons & Dragons: Honor Among Thieves, Transformers: Rise of the Beasts, Mission: Impossible – Dead

Reckoning Part One and PAW Patrol: The Mighty Movie. Our franchise-focused strategy delivered at the box office, and also drove additional content consumption on linear, streaming and in retail.
CBS finished the 2022-2023 season as America’s number one broadcast network in primetime for the 15th consecutive season. The NFL on CBS delivered its most-watched regular season and postseason since the league returned to CBS in 1998, and CBS News finished the year with four shows at number one in their respective categories, including 60 Minutes, CBS News Sunday Morning, Face the Nation and 48 Hours. This season, we expanded our partnership with the Big Ten, adding football to our longstanding basketball coverage, as part of a multiplatform agreement that extends through the end of the decade.
Our portfolio of cable networks attracted audiences through a broad range of shows, with four of the top five cable series among adults 18 to 34. Notably, Nickelodeon delivered the number one preschool property among kids two to five in Paw Patrol and the number one animation property among kids two to 11 in SpongeBob in total television viewing minutes.
In 2023, we continued to harness the power of partnerships to extend our reach to even more audiences. We completed the first year of our Walmart+ partnership and expanded the offering to include access to Pluto TV for customers in addition to Paramount+. We also launched Paramount+ on the subscription hub for Verizon +Play customers, and partnered with Delta Air Lines to offer Delta SkyMiles Members in-flight access to the platform on flights originating in the U.S. In addition, we continued to expand our global streaming reach, highlighted by the launch of a partnership with J:COM and WOWOW in Japan.
Notably, we took significant steps to further optimize our business and right size our asset base. At the end of June, we launched the integration of Paramount+ and SHOWTIME, which has since driven increases in subscriber acquisition, engagement and operational efficiency. In October, we completed the sale of Simon & Schuster for $1.6 billion, and we used the majority of the net proceeds to pay down debt, which improved our leverage.
We continued our commitment to diversity, equity and inclusion (“DEI”) in 2023. We hosted our sixth annual Global Inclusion Week, a week-long initiative featuring conversations, panels and workshops designed to ensure our workforce and culture reflect, celebrate and elevate the diversity of our audiences and communities. We also continued to advance Content for Change, a companywide initiative designed to use the power of our content, creative supply chain and culture to counteract bias, stereotypes and hate. We released our fourth Environmental, Social and Governance (“ESG”) Report, and made progress on our ESG strategy and goals across our three focus areas: (1) On-Screen Content & Social Impact, (2) Workforce & Culture and (3) Sustainable Production & Operations. We also hosted our 27th annual Community Day, a global day of community service focused on causes and issues that resonate with our employees and audiences.
We operate through the following segments:
•TV Media.  Our TV Media segment consists of our (1) domestic and international broadcast networks and owned television stations; (2) domestic cable networks and international extensions of certain of our domestic cable network brands; and (3) domestic and international television studio operations, and production and distribution of first-run syndicated programming. TV Media generated approximately 68% of our consolidated revenues in 2023.
•Direct-to-Consumer.  Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services. Direct-to-Consumer generated approximately 22% of our consolidated revenues in 2023.
•Filmed Entertainment.  Our Filmed Entertainment segment consists of the production and acquisition of films, series and short-form content for release and licensing around the world, including in theaters, on streaming services, on television, and through digital home entertainment and DVDs/Blu-rays. Filmed Entertainment generated approximately 10% of our consolidated revenues in 2023.

We were organized as a Delaware corporation in 1986. Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is paramount.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K.
We have two classes of common stock, Class A Common Stock and Class B Common Stock (together, our “Common Stock”), both of which are listed on The Nasdaq Stock Market LLC, under the ticker symbols “PARAA” and “PARA,” respectively. Owners of our Class A Common Stock are entitled to one vote per share. Shares of our Class B Common Stock do not have voting rights. As of December 31, 2023, National Amusements, Inc. (“NAI”), a closely held corporation that owns and operates movie screens in the U.S., the U.K. and South America, directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.7% of our Common Stock. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.
In December 2019, we changed our name from CBS Corporation (“CBS”) to ViacomCBS Inc. in connection with the merger of Viacom Inc. (“Viacom”) and CBS (the “Merger”). In February 2022, we changed our name to Paramount Global. Unless the context requires otherwise, references in this document to “Paramount,” “the Company,” “we,” “us” and “our” mean Paramount Global and its consolidated subsidiaries, to “CBS” mean CBS and its consolidated subsidiaries prior to the Merger and to “Viacom” mean Viacom and its consolidated subsidiaries prior to the Merger.
Our Segments
TV Media
Our TV Media segment consists of our (1) broadcast operations — the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe and Chilevisión; (2) domestic premium and basic cable networks, including Nickelodeon, MTV, Comedy Central, BET and Paramount+ with SHOWTIME, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and SHOWTIME/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming for 24-hour news and CBS Sports HQ for sports news and analysis.
TV Media’s revenues are generated primarily from (1) advertising; (2) affiliate and subscription revenues principally comprised of (i) fees received from distributors for carriage of our cable networks (known as cable affiliate fees) and our owned television stations (known as retransmission fees) and (ii) fees received from television stations owned by third parties for their affiliation with the CBS Television Network (known as reverse compensation); and (3) the licensing and distribution of our content and other rights. In 2023, advertising, affiliate and subscription, and licensing and other generated approximately 41%, 40% and 19%, respectively, of the segment’s total revenues.
TV Media generated approximately 68%, 72% and 80% of our consolidated revenues in 2023, 2022 and 2021, respectively.

Broadcast
CBS Television Network.  The CBS Television Network (the “CBS Network”), through CBS Entertainment, CBS News and CBS Sports, distributes entertainment, news and public affairs, and sports programming to both owned and affiliated broadcast television stations. CBS Network content is also available on the internet, including through CBS.com, CBSNews.com, CBSSports.com and related apps; our streaming services, such as Paramount+ with SHOWTIME and Pluto TV; and multichannel video programming distributors (“MVPDs”) and linear video streaming services. CBS Entertainment acquires or develops and schedules entertainment programming on the CBS Network, which includes primetime comedies and dramas, reality, specials, kids’ programs, daytime dramas, game shows and late night. CBS News operates a worldwide news organization providing the CBS Network, CBS News Radio and digital platforms with regularly scheduled news and public affairs programs. CBS Sports broadcasts include certain regular-season and playoff NFL games, including wild card playoff games and American Football Conference divisional playoff and championship games and, on a rotating basis with other networks, the Super Bowl; certain regular-season and tournament college basketball games, including the National Collegiate Athletic Association’s (the “NCAA”) Division I Men’s Basketball Tournament; regular-season college football games, including the Big Ten Conference; the PGA Tour, the PGA Championship and the Masters; and certain UEFA Champions League games.
CBS Stations.  CBS Stations consists of our 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (the “FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Our stations are located in the five largest, and 15 of the top 20, television markets in the U.S. We own multiple stations within the same Nielsen-designated market area in 10 major markets, including New York, Los Angeles and Philadelphia. The stations broadcast news, public affairs, sports and other programming to serve their local markets. Local versions of CBS News Streaming offer local news from certain of our owned stations.
International Free-to-Air Networks.  We operate a number of free-to-air networks around the world: Network 10 in Australia, whose brands include 10, 10 Bold, 10 Peach and 10 Play; Channel 5, a public service broadcaster in the U.K. whose brands include 5, 5 Action, 5 Select, 5Star, 5USA, Milkshake and My5; Telefe in Argentina, whose brands include Telefe Noticias, Mi Telefe, Telefe Internacional, tlfesports, Mitelefe and Telefe Channels on Pluto TV; and Chilevisión in Chile, whose brands include Chilevisión Noticias, CHV and Chilevisión Channels on Pluto TV.
Cable
Paramount Media Networks.  Paramount Media Networks connects with global audiences through its iconic brands ― CMT, a country music and lifestyle channel; Comedy Central, a comedy-focused brand that includes stand-up specials, sketch shows, adult animation and late-night programming; Logo, a network dedicated to lifestyle and entertainment programming for LGBTQ+ audiences; MTV, a storied youth entertainment brand home to notable franchises and live events such as the MTV Video Music Awards; Nickelodeon, an entertainment brand for kids and families; Paramount Network, a premium entertainment destination and home to Yellowstone; Paramount+ with SHOWTIME, which offers premium original scripted and unscripted series, movies, documentaries and docuseries, comedy and special events; Pop TV, a pop culture-focused channel; The Smithsonian Channel, home of popular genres such as air and space, travel, history, science, nature and culture; and TV Land, a destination for viewers in their 30s and 40s.
BET Media Group.  BET Media Group provides premium entertainment, music, news, digital and public affairs content for Black audiences. BET Media Group serves as a destination for Black expression as well as a gathering place for Black creators, talent and communities. BET Media Group’s multiplatform extensions include BET Studios, a studio venture that offers equity ownership to Black content creators, and BET’s events and experience business, which includes the BET Awards; and VH1, a multicultural pop culture destination.

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
Studios
Our studios produce content across broadcast, cable and streaming in the U.S. and internationally. Our studios include CBS Studios, which maintains an extensive library of intellectual property, including global franchises such as the Star Trek universe, and produces late night and daytime talk shows; SHOWTIME/MTV Entertainment Studios, which produces television series and films and includes MTV Documentary Films; and Paramount Television Studios, which produces a range of premium television content.
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
Direct-to-Consumer
Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, BET+ and Noggin. Direct-to-Consumer’s revenues are principally comprised of advertising and subscription revenues generated by our streaming services. In 2023, advertising and subscriptions generated approximately 27% and 73%, respectively, of the segment’s total revenues.
Direct-to-Consumer generated approximately 22%, 16% and 12% of our consolidated revenues in 2023, 2022 and 2021, respectively.
Paramount+.  Paramount+, our global on-demand and live subscription streaming service, combines live sports, news and entertainment content. Paramount+ features an expansive catalogue of original series, shows and popular movies across every genre from our brands and production studios and from third parties. Domestically, Paramount+ is home to marquee livestreamed CBS Sports programming, including the NFL; Big Ten Conference football; certain regular-season and tournament college basketball games, including the NCAA Division I Men’s Basketball Tournament; and the PGA Tour, the PGA Championship and the Masters. A destination for soccer fans, Paramount+ features select live and on-demand matches from a number of domestic and international leagues, including UEFA Champions League and Europa League, Italy’s Serie A, the National Women’s Soccer League, the Women’s Super League and the United Soccer League. Paramount+ also enables subscribers to stream local CBS Stations live across the U.S. in addition to CBS News Streaming and CBS Sports HQ. Paramount+ is available in two tiers in the U.S.: Paramount+ with SHOWTIME, a premium, advertising-free (except during livestreamed and other limited content) offering for a subscription fee; and Paramount+ Essential, an advertising-supported offering available for a lower fee that includes the NFL but not livestreamed local CBS Stations or SHOWTIME content.

Pluto TV.  Pluto TV, our global FAST service, features a broad range of curated live linear channels and on-demand content. Categories cover a wide array of genres, including movies, television series, classic television, sports, news and opinion, drama, reality, competition reality, true crime, game shows, comedy, daytime TV, home and food, lifestyle, anime, animals and nature, music, kids and local news.
BET+.  BET+, a joint venture between BET and Tyler Perry Studios, is a subscription streaming service in the U.S. focused on Black audiences, featuring movies, television, stand-up comedy, award shows and specials. BET+ is home to exclusive original content from leading Black creators. BET+ is available in advertising-free (except during livestreamed and other limited content) and advertising-supported tiers.
Noggin.  Noggin is Nickelodeon’s direct-to-consumer learning platform with an extensive library of interactive learning games, videos and books and advertising-free episodes of popular preschool series. Developed by education experts, Noggin delivers an adaptive learning experience that fosters curiosity and is designed to build early math, literacy and social and emotional skills.
Filmed Entertainment
Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studios, Awesomeness and Miramax. Filmed Entertainment produces and acquires films, series and short-form content for release and licensing around the world, including in theaters, on streaming services, on television, and through digital home entertainment and DVDs/Blu-rays. Filmed Entertainment’s revenues are generated primarily from the release or distribution of films theatrically and the licensing of film and television content. In 2023, theatrical, licensing and other, and advertising revenues generated approximately 27%, 72% and 1%, respectively, of the segment’s total revenues.
Filmed Entertainment generated approximately 10%, 13% and 9% of our consolidated revenues in 2023, 2022 and 2021, respectively.
Paramount Pictures.  A global producer and distributor of filmed entertainment since 1912, Paramount Pictures is an iconic brand with an extensive library of films, which include such classics as Titanic, Forrest Gump and The Godfather, and well-known franchises such as Mission: Impossible and Transformers.
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
Nickelodeon Studios.  Nickelodeon Studios produces animated and live action series, films and short-form content for kids and families across multiple platforms worldwide.
Awesomeness.  Awesomeness produces live action series, films and short-form content for the global Gen Z audience.

Miramax.  Miramax, a joint venture with beIN Media Group, is a global film and television studio with an extensive library of content. We have exclusive, long-term rights to distribute Miramax’s library, as well as certain rights to co-produce, co-finance and/or distribute new film and television projects.
We produce most of the films we release and also acquire films for distribution from third parties. In some cases, we co-finance and/or co-distribute films with third parties, including other studios, who participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest.
We distribute films in various media worldwide or in select territories and may engage third-party distributors for certain films in certain territories. Domestically, we generally market and distribute our own theatrical and home entertainment releases. Internationally, we distribute theatrical releases through our international affiliates or, in territories where we have no operating presence, through United International Pictures, our joint venture with Universal Studios, or other third-party distributors. Home entertainment releases on DVD and Blu-ray discs are distributed internationally by local licensees. We also license films and television shows domestically and/or internationally to a variety of platforms.
Environmental, Social and Governance Strategy
Our ESG strategy is centered on understanding and responding to our biggest risks and opportunities in three focus areas: (1) On-Screen Content & Social Impact (impact and influence of our content and brands), (2) Workforce & Culture (recruitment, retention and treatment of employees, contractors and partners) and (3) Sustainable Production & Operations (environmental and social impacts of our operations and facilities). In 2023, we released our fourth ESG Report, which is available on our website and includes an update on the progress we have made in each focus area.
ESG Governance
Our ESG team oversees the day-to-day strategy and implementation of our ESG efforts under the leadership of a steering committee, comprised of senior management, including our Chief Executive Officer, Chief Financial Officer and General Counsel. We also have multiple working groups dedicated to specific ESG topics comprised of subject matter experts from across our brands and functional teams, which together with the steering committee constitute our ESG Council. Our ESG Council actively reviews and refines our ESG strategy and the ESG team regularly updates senior management, our Board of Directors and its Nominating and Governance Committee, which, pursuant to its charter, oversees and monitors significant issues impacting our culture and reputation, as well as our handling of ESG matters.
Human Capital Management
We work to create a culture that is welcoming and a workplace where our employees and talent feel supported and have the opportunity to thrive. Our human capital management strategy is intended to address the areas described below. Additional information can be found in our ESG Report.
As of December 31, 2023, we employed approximately 21,900 full- and part-time employees in 33 countries worldwide and had approximately 4,500 project-based staff on our payroll. We also use temporary employees in the ordinary course of business.
A Culture of Diversity, Equity and Inclusion
We work to cultivate a culture of inclusion that honors everyone’s unique contributions through a range of partnerships, collaborations, programs and initiatives, including brand and companywide cross-functional inclusion councils and a talent sourcing team focused on building inclusive talent pipelines; partnerships with domestic and international diversity-focused organizations to help attract diverse talent at all levels; an annual Global Inclusion Week, a companywide initiative featuring curated sessions designed to spark thoughtful dialogue on diversity, inclusion and belonging; and employee resource groups with chapters in locations worldwide, which any interested employee may join.
Preventing Harassment and Discrimination
We are committed to building a work environment free of harassment and discrimination. We make annual anti-discrimination and anti-harassment trainings available to all employees, as well as unconscious bias training and inclusive recruitment training for hiring managers. We require employees to report any incidents of harassment or discrimination and our Employee Relations team oversees all investigations of such complaints.
Employee Attraction, Retention and Training
Through our comprehensive compensation and benefits programs and our range of employee learning opportunities and tuition support and mentoring programs, we strive to recruit and retain top talent and create a high-performance culture. In 2023, we launched our third global employee engagement survey to assess our efforts around employee engagement, inclusion and well-being. Senior leaders review the survey results and institute action plans to address feedback and opportunity areas.
Health, Safety and Security
The physical and mental well-being of all our workers, including across our productions worldwide, are a top priority. We strive to take a proactive and targeted approach to identifying and mitigating health, safety and security risks. We require risk appropriate health and safety education throughout the organization, including daily safety meetings for production team members and job- and event-specific safety training for employees where appropriate. We strive to track, report and, as necessary, address safety, health and security incidents across the Company. Beyond the health and safety programs required by law, we offer a variety of mental health resources to support our employees and their families.
Social Impact and Corporate Social Responsibility
We drive our global impact through our content, strategic initiatives, community programs and partnerships, philanthropy and employee engagement efforts. We use our content and platforms to represent, explore and champion issues that align with our values and impact our viewers, including by exploring and raising awareness of issues such as social justice, climate change, mental health and civic engagement. For example, our Content for Change initiative seeks to use the power of our content, the creative supply chain that powers it and our culture to counteract narratives that enable bias, stereotypes and hate.
Competition
We operate in highly competitive industries and markets and compete for creative talent and intellectual property, as well as for audiences, advertisers and distribution of our content.
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
We compete for audiences for our content with releases from other film studios, television producers and streaming services, as well as with other forms of entertainment and consumer spending outlets. We compete for audiences and advertising revenues primarily with other television networks; streaming services; social media; websites, apps and other online experiences; radio programming; and print media. Our businesses also face competition from the many other entertainment options, including video games, sports, travel and outdoor recreation.
We face competition for distribution of our content. Our TV Media businesses compete for distribution of our program services (and receipt of related fees) with other television networks and programmers. We also compete with other broadcast networks to secure affiliations with independently-owned television stations to ensure the effective distribution of network programming in the U.S. We compete with studios and other producers of entertainment content for distribution on third-party platforms.
For additional information regarding competition, see “Item 1A. Risk Factors — Risks Relating to Our Business and Industry.”
Regulation
Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, as well as laws and regulations of countries other than the U.S. and pan-national bodies such as the European Union (“E.U.”). The laws and regulations affecting our businesses are constantly subject to change, as are the protections that those laws and regulations afford us. The discussion below describes certain, but not all, laws and regulations affecting our businesses.
FCC and Similar Regulation
The FCC regulates broadcast television, some aspects of cable network programming, and certain programming delivered by internet protocol in the U.S., pursuant to U.S. federal law, including the Communications Act. Violation of FCC regulations can result in substantial monetary fines, the imposition of reporting obligations, limited renewals of broadcast station licenses and, in egregious cases, denial of license renewal or revocation of a license. Our international free-to-air networks are subject to the local rules and regulations of foreign regulators, including the Australian Communications and Media Authority (ACMA) in Australia; the Office of Communications (Ofcom) in the U.K.; Ente Nacional de Comunicaciones (ENACOM) in Argentina; and the Consejo Nacional de Televisión (CNTV) in Chile.
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
Broadcast Ownership Regulation
The Communications Act and FCC rules impose local and national ownership limits on broadcast television stations, as well as ownership limits on certain broadcast networks, in the U.S. The broadcast ownership rules discussed below are the most relevant to our U.S. operations.
Local Television Ownership
The FCC’s local television ownership rule generally prohibits common ownership of two full-power stations in a market unless at least one of the stations is not a top-four ranked station in the market based on audience share at the time of acquisition of the second station. In certain circumstances, the rule also restricts broadcasters from maintaining two or more top-four ranked broadcast channels in the same market via use of a station’s multicast channels or a low-power television station. However, the FCC may permit such common ownership if it finds such ownership would serve the public interest, convenience and necessity.
Dual Network Rule
The dual network rule prohibits any of the four major U.S. broadcast networks — ABC, CBS, FOX and NBC — from combining or being under common control.
Television National Audience Reach Limitation
Under the national television ownership rule, one party may not own, or have an attributable interest under the FCC’s rules in, television stations that reach more than 39% of all U.S. television households. For purposes of this rule, a UHF station is afforded a “discount” and is therefore attributed with reaching only 50% of the television households in its market. We currently own and operate television stations that reach approximately 37% of all U.S. television households, but we are attributed with reaching approximately 24% of all such households for purposes of the national ownership rule because of the discount.
Foreign Ownership
The Communications Act generally restricts foreign individuals or entities from collectively owning more than 25% of our voting power or equity. FCC approval is required to exceed the 25% threshold. The FCC has approved foreign ownership levels of up to 100% in certain instances, following its review and approval of specific, named foreign individuals.
Cable and Satellite Carriage of Television Broadcast Stations
The Communications Act and FCC rules govern the retransmission of broadcast television stations by cable system operators, direct broadcast satellite operators, and other MVPDs in the U.S. Pursuant to these regulations, we have elected to negotiate with MVPDs for the right to carry our broadcast television stations via retransmission consent agreements. The Communications Act and FCC regulations require that broadcasters and some categories of MVPDs negotiate in good faith for retransmission consent. Some MVPDs and other third parties have sought changes to federal law that would eliminate or otherwise limit the ability of broadcasters to obtain fair compensation for the grant of retransmission consent.
Program Regulation
The FCC also regulates the content of broadcast, cable network, and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6:00 a.m. and 10:00 p.m. The FCC also monitors compliance with requirements that apply to broadcasters and cable networks relating to political advertising, identification of program sponsors, and the use and integrity of the Emergency Alert System. In addition, FCC regulations require the closed captioning of almost all broadcast and/or cable programming, as well as certain programming in the U.S. delivered by internet protocol. Broadcast television stations in certain markets that are affiliated with one of the four major U.S. broadcast networks must also provide a certain amount of programming every quarter that includes audio-narrated description of a program’s key visual elements that make the program accessible to blind and low-vision viewers.
Children’s Programming
Our business is subject to various regulations in the U.S. and abroad applicable to children’s programming. U.S. federal law and FCC rules limit the amount and content of commercial matter that may be shown on broadcast television stations and cable networks during programming designed for children 12 years of age and younger, and the FCC also limits the display of certain commercial website addresses during children’s programming. Moreover, each of our broadcast television stations in the U.S. is required to air, in general, three hours per week of programming specifically designed to meet the educational and informational programming needs of children 16 years of age and younger. In addition, some policymakers have sought limitations on food and beverage marketing in media popular with children and teens. For example, restrictions on the television advertising of foods high in fat, salt and sugar (“HFSS”) to children aged 15 and younger exist in the U.K. The U.K. government has also announced its intention to impose a ban, effective in October 2025, on all HFSS advertising before 9:00 p.m. on television and a total ban online. Various laws with similar objectives have also been enacted in a number of jurisdictions, and pressure for their introduction elsewhere continues to be felt globally.
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
Global Data Protection Laws and Privacy Laws
We are subject to a number of data protection and privacy laws in many of the jurisdictions in which we operate, including laws in a number of different U.S. states and the E.U. These laws impact, or may impact, the way we collect, use, transfer, store and secure personal data. We are also subject to laws and regulations in many jurisdictions that are specifically intended to protect the interests of children, including the privacy of minors online. See “Item 1A. Risk Factors — Risks Relating to Legal and Regulatory Matters — We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and personal data protection.”
Intellectual Property
We are fundamentally a content company, and the trademark, copyright, patent and other intellectual property laws that protect our brands and content are extremely important to us. It is our practice to protect our brands, content and related intellectual property. Notwithstanding these efforts and the many legal protections that exist to combat piracy, the infringement of our intellectual property rights presents a significant challenge to our industry. See “Item 1A. Risk Factors — Risks Relating to Intellectual Property — Infringement of our content reduces revenue received from the distribution of our programming, films, interactive games and other entertainment content.”
Our Executive Officers
Our executive officers as of the date hereof are as follows:

Name	Age	Position
Robert M. Bakish	60	President and Chief Executive Officer, Director
Naveen Chopra	50	Executive Vice President, Chief Financial Officer
Christa A. D’Alimonte	55	Executive Vice President, General Counsel and Secretary
Doretha (DeDe) Lea	59	Executive Vice President, Global Public Policy and Government Relations
Julia Phelps	46	Executive Vice President, Chief Communications and Corporate Marketing Officer
Nancy Phillips	56	Executive Vice President, Chief People Officer

Robert M. Bakish has been our President and Chief Executive Officer and a member of our Board since December 2019. Mr. Bakish served as President and Chief Executive Officer and a member of the board of Viacom from December 2016 to December 2019, having served as Acting President and Chief Executive Officer beginning earlier in 2016. Mr. Bakish joined Viacom in 1997 and held positions throughout the organization, including as President and Chief Executive Officer of Viacom International Media Networks and its predecessor, MTV Networks International, from 2007 to 2016; Executive Vice President, Operations and Viacom Enterprises; Executive Vice President and Chief Operating Officer, MTV Networks Advertising Sales; and Senior Vice President, Planning, Development and Technology. Before joining Viacom, Mr. Bakish was a partner with Booz Allen Hamilton in its Media and Entertainment practice. Mr. Bakish served as a director of Avid Technology, Inc. from 2009 to 2023.
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
Doretha (DeDe) Lea has been our Executive Vice President, Global Public Policy and Government Relations since December 2019. Prior to that, she served as Executive Vice President, Global Government Affairs of Viacom beginning in 2013, having previously served as Executive Vice President, Government Relations of Viacom beginning in 2005. Prior to that, Ms. Lea served in various government relations positions at Viacom beginning in 1997, with the exception of 2004 to 2005, when she served as Vice President of Government Affairs at Belo Corp. Prior to joining Viacom, she was Senior Vice President of Government Relations at the National Association of Broadcasters.
Julia Phelps has been our Executive Vice President, Chief Communications and Corporate Marketing Officer since December 2019. Prior to that, she served as Executive Vice President, Communications, Culture and Marketing of Viacom beginning in 2017, having previously served as Senior Vice President, Communications and Culture of Viacom beginning earlier in 2017. Prior to that, she served as Executive Vice President of Communications for Viacom International Media Networks beginning in 2012, after having served as Vice President of Corporate Communications for Viacom. Ms. Phelps joined Viacom in 2005 from DeVries Public Relations.
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
In addition to attracting new users, we must also meaningfully engage existing users with content to minimize “churn” and maximize our advertising and subscription revenues. If we are unable to successfully compete with competitors in attracting, engaging and retaining users, as well as creative talent, our business, financial condition or results of operations could be adversely affected. If consumers do not consider our streaming services to be of value compared to competing services, including because we fail to introduce compelling new content and features, do not maintain competitive pricing, especially during economic downturns or other adverse macroeconomic conditions, terminate or modify promotional or trial period offerings, change the mix of content in a manner that is unfavorably received, or offer an inferior consumer viewing experience, we may not be able to attract, engage and retain users, and our business, financial condition or results of operations could be adversely affected.

We derive substantial revenues from the sale of advertising, and a decline in advertising revenues has had, and could continue to have, an adverse effect on our business, financial condition or results of operations
Our advertising revenues have been and may continue to be adversely impacted by advertising market conditions, changes in consumer behavior and deficiencies in audience measurement.
The strength of the advertising market can fluctuate, reflecting the impact of general macroeconomic conditions as well as the economic prospects and spending priorities of specific advertisers or industries, and may continue to decline. Our ability to generate advertising revenue is also dependent on demand for our content, the viewers in our targeted demographics, advertising rates and results observed by advertisers. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could also lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services and economic uncertainty.
Major sports events, such as the Super Bowl and the NCAA Division I Men’s Basketball Tournament, and state, congressional and presidential elections cycles, may cause our advertising revenues to vary substantially from year to year. Political advertising expenditures are impacted by the ability and willingness of candidates and political action campaigns to spend funds on advertising and the competitive nature of the elections affecting viewers in markets featuring our content.
The evolution of consumer preferences toward streaming and other digital services and the increasing number of entertainment choices has intensified audience fragmentation and reduced viewership through traditional linear distribution models, which has caused and may continue to cause ratings and viewership declines for our television networks. This evolution has also given rise to new ways of purchasing advertising, as well as a general shift in total advertising expenditures toward streaming and digital, some of which may not be as beneficial to us as traditional advertising methods. In addition, an increase in the number of advertising-supported streaming offerings has intensified, and may continue to intensify, competition for viewers and advertising. There can be no assurance that we can successfully navigate the evolving streaming and digital advertising market or that the advertising revenues we generate in that market will replace the declines in advertising revenues generated from our traditional linear business.
Advertising sales are also largely dependent on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect viewership levels. The industry is currently transitioning to a multiplatform measurement environment in an effort to more completely measure viewership and advertising across linear, streaming and digital, but has not yet established a consistent methodology for such measurement. Currently, the primary measurement technique used in our television advertising sales does not fully measure viewership across streaming and digital platforms. We measure and monetize across our streaming services using census-based advertising-server data establishing the number of impressions served, combined with third-party data providing demographic composition estimates. Multiplatform campaign verification is still not measured by any one consistently applied method. While we expect innovation and standards around multiplatform measurement to benefit us as the advertising market continues to evolve, we are nevertheless partially dependent on third parties to deliver those solutions. Our ability to target and measure audiences is also limited by an increasing number of global laws and regulations.
We operate in highly competitive and dynamic industries and our business, financial condition or results of operations could be adversely affected if we do not compete effectively
We face substantial and increasing competition to attract creative talent, to produce and acquire the rights to high-quality content, to acquire and retain users and to distribute our content and services on a variety of third-party platforms. Competition for talent, content, audiences, subscribers, service providers, production infrastructure, advertising and distribution is intense and comes from other television networks and stations, streaming services (including those that provide pirated content), social media, content studios and independent content producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from

“second screen” applications. We also compete with additional entrants into the market for the production of original content.
Our competitors include companies with interests in multiple media businesses that are often vertically integrated, as well as companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Our competitors may also enter into business combinations or alliances that strengthen their competitive position. We also rely on third-party platforms with which we compete to make our content available to our users, and if these third parties are unwilling to continue to distribute our content or distribute it on terms that are favorable to us, our business, financial condition or results of operations could be adversely affected.
These competitive pressures have increased and may continue to increase. Accordingly, the prices we pay for talent and intellectual property rights have resulted in, and may continue to result in, significant cost increases. We invest significant resources to produce, market and distribute original content. We also acquire content and ancillary rights and pay related rights fees (including for sports and music rights), license fees, royalties and/or contingent compensation. If these competitive pressures continue to increase, we may not be able to produce or acquire content in a cost-effective manner. We may be outbid by our competitors for the rights to new, popular content or in connection with the renewals of popular rights we currently hold. Accordingly, there can be no assurance we will realize anticipated returns on our investments.
This competition could result in a decrease in users, lower ratings and advertising revenues, lower affiliate and other revenues, and increased content costs and promotional and other expenses, which can negatively affect our ability to generate revenues and profitability. There can be no assurance we will be able to compete successfully in the future against existing or new competitors, or that competition in the marketplace will not have an adverse effect on our business, financial condition or results of operations.
The unpredictable and constantly shifting nature of consumer behavior, as well as evolving technologies and distribution models, have affected, and could continue to adversely affect, our business, financial condition or results of operations
Our success depends on our ability to anticipate and adapt to shifting content consumption patterns, evolving technologies and distribution models. Our ability to maintain attractive brands and to create, distribute and/or license popular content are key to our success and ability to generate revenues. The revenues we generate primarily depend on our ability to consistently anticipate and satisfy consumer tastes and expectations in the U.S. and internationally. Consumer tastes and behavior change frequently, and it is a challenge to anticipate what will be successful at any point in time. The popularity of our original content and the content we acquire from third parties is affected by our ability to target key audiences; the quality and attractiveness of competing content; and the availability and popularity of alternative forms of entertainment and leisure activities. Declines in the popularity of the content we distribute, including sports for which we have acquired rights, could have an adverse effect on our business, financial condition or results of operations.
Evolving technologies affect the demand for our content, how our content is generated, distributed and consumed, the sources and nature of competing content offerings and the options available to advertisers for reaching target audiences, all of which can affect how we generate and maintain predictable revenues and profitability. These developments have impacted certain traditional distribution models, including ones we have historically relied upon, as demonstrated by industrywide declines in broadcast and cable ratings, declines in cable subscribers, the development of alternative distribution platforms for broadcast and cable content and reduced theatergoing. Declines in linear viewership are expected to continue and may accelerate, which could adversely affect our advertising and affiliate revenues.
These shifts in consumer behavior may also be exacerbated by future disruptions to our operations, including prolonged disruptions to our ability to create content caused by global events outside our control such as health outbreaks or pandemics similar to COVID-19 or industry-wide strikes similar to what we experienced in 2023.

To respond to these developments, we regularly consider, and from time to time adopt or develop, new technologies and changes to our business models and strategies to remain competitive, such as our increased investment in streaming. There can be no assurance we will successfully anticipate or respond to these developments, that we will not experience disruption, even as we respond to such developments, or that the new technologies or business models we develop will be as successful or as profitable as historical or existing ones.
Our ongoing changes in business strategy, including decisions to make investments in new businesses, products, services, technologies and other strategic activities, could have an adverse effect on our business, financial condition or results of operations
We have made, and expect to continue to make, changes to our business strategy to effectively respond to market and consumer changes that are subject to execution risk and there can be no assurance they will produce anticipated benefits. As part of our business strategy, we have invested in, and expect to continue to invest in, new businesses, products, services, technologies and other strategic initiatives, including through acquisitions, and strategic partnerships and investments, and enter into restructurings, cost savings and other transformation initiatives. These investments and initiatives may involve significant risks and uncertainties, including: difficulty integrating acquired businesses; failure to realize anticipated benefits; unanticipated expenses and liabilities; potential disruption to our business and operations; diversion of management’s attention; difficulty managing expanded operations; the loss or inability to retain key employees and creative talent; unanticipated challenges to or loss of our relationship with new or existing users, viewers, advertisers, suppliers, distributors and licensors; legal and regulatory limitations; insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with new investments; and failure to successfully develop an acquired business or technology. Many of these factors are outside of our control, and because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, there can be no assurance such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.
The loss of affiliation and distribution agreements, renewal of these agreements on less favorable terms or adverse interpretations thereof could have an adverse effect on our business, financial condition or results of operations
A significant portion of our revenues are attributable to agreements with a limited number of distributors. There can be no assurance these agreements will be renewed in the future, or renewed on favorable terms, including those related to pricing, programming tiers and the types of the rights we grant to distributors. The loss of existing packaging, positioning, pricing or other opportunities and the loss of carriage or the failure to renew our agreements with any distributor, or renew them on favorable terms, could reduce the distribution of our programming and program services and decrease the potential audience for our programs, thereby negatively affecting our growth prospects and revenues from both affiliate fees and advertising. The CBS Network provides affiliated television stations regularly scheduled programming in return for the insertion of network commercials during that programming and the payment of reverse compensation. The loss of such station affiliation agreements could adversely affect our results of operations by reducing the reach of our programming and therefore our attractiveness to advertisers, and renewal of these affiliation agreements on less favorable terms may also adversely affect our results of operations.
Consolidation among and vertical integration of distributors in the cable and broadcast network businesses have provided more leverage to these distributors and could adversely affect our ability to maintain or obtain distribution for our network programming or distribution and/or marketing of our subscription services on favorable or commercially reasonable terms, or at all. Also, consolidation among television station group owners could increase their negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer consumption patterns and new distribution models, could adversely affect the terms of our renewals with MVPDs. In addition, MVPDs continue to develop alternative offerings and to the extent these offerings do not include our content and become widely accepted in lieu of traditional offerings, we could experience a decline in affiliate revenues.

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
Damage to our reputation or brands could adversely affect us across businesses and regions
Our reputation and globally recognized brands are critical to our success. Our reputation depends on a number of factors, including the quality of our offerings, the level of trust we maintain with our consumers and our ability to successfully innovate. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our others and, because some of our brands are recognized around the world, brand damage may not be locally contained. Significant negative claims or publicity regarding Paramount or its business decisions, operations, practices, content, products, social responsibility and culture, management, employees, business partners and individuals associated with the content we create and/or license, as well as our inability to adequately prepare for or respond to such negative claims or publicity, may damage our brands or reputation, even if such claims are untrue. Damage to our reputation or brands could impact our sales, number of viewers, users and other customers, business opportunities, profitability, retention, recruiting and the trading prices of our Common Stock.
Losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content could have an adverse effect on our business, financial condition or results of operations
Certain events and circumstances, including further deterioration of market conditions, increases in interest rates, and declines in projections (including from continued weakness in the advertising market, a shift by advertisers to competing advertising platforms, changes in consumer behavior, an acceleration in subscriber declines for our broadcast and cable networks, and/or a decrease in audience acceptance of our content), could result in a downward revision in the estimated fair value of a reporting unit, intangible assets, including FCC licenses, and/or content, which could result in a noncash impairment charge. Any such impairment charge for goodwill, intangible assets and/or content could have a material adverse effect on our reported net earnings.
Our liabilities related to discontinued operations and former businesses could adversely affect our business, financial condition or results of operations
We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to our existing business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. There can be no assurance that our accruals for these matters are sufficient to cover these liabilities, individually or in the aggregate, if and/or when they become due. Therefore, there can be no assurance that these liabilities will not have an adverse effect on our business, financial condition or results of operations.
ESG matters could adversely affect our business, financial condition or results of operations
We are committed to addressing ESG-related matters and have announced a number of ESG initiatives and goals. Such initiatives, and our response to ESG-related laws and regulations, including newly-enacted domestic and international laws and regulations related to climate change and sustainability, will require additional investments, as well as the attention of our management team, in connection with implementation and oversight of new practices and reporting processes, and will impose additional compliance risk. Our ability to implement these new initiatives and achieve our goals will be dependent on a number of factors. In addition, the perceptions of our initiatives, which may vary among our viewers, customers, advertisers, distributors, suppliers, creative talent, employees, licensors and other stakeholders, the goals that we set and our efforts to achieve them may present risks to our reputation and brands. If we are unable to meet the ESG goals we set or if our initiatives and goals are not aligned with the expectations of our stakeholders, it could impact our advertising revenue, number of viewers and users and business opportunities, all of which could have an adverse effect on our business, financial condition or results of operations.
Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection
Disruptions or failures of, or attacks on, our or our service providers’ networks, information systems and other technologies could result in the disclosure of business or personal information, disruption of our businesses, damage to our brands and reputation, and legal exposure and financial losses
Cloud services, networks, software, information systems and other technologies we use or that are used by our third-party service providers and our product suppliers (“Providers”), including technology systems used by us and our Providers in connection with the production and distribution of our content (including content delivery networks to stream programming, films and other content in high volume to viewers and users of our online, mobile and app offerings over the internet) and that otherwise perform important functions (“Systems”), are critical to our business activities. These Systems have experienced, and are expected to continue to experience, cybersecurity attacks intended to disrupt our services and operations, exfiltrate, corrupt or prevent our access and/or use of our data, proprietary information or intellectual property, or exfiltrate or corrupt the personal and other information of third parties, employees, contractors and customers.
Shutdowns, disruptions and attacks on our or our Providers’ Systems pose increasing risks to our business and may be caused by third-party hacking; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial-of-service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks could have an adverse impact on us, our business partners, advertisers and other Providers, employees, consumers of our content, including degradation or disruption of service, loss of data or intellectual property, and damage to equipment and data. Steps we or our Providers take to enhance, improve or upgrade Systems may not be sufficient to avoid shutdowns, disruptions and attacks. Significant events could result in a disruption of our operations and reduction of our revenues, the loss of or damage to intellectual property, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. In addition, our recovery and business continuity plans may prove inadequate to address any such disruption, failure or cybersecurity attack.
We are subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or content maintained in our or our Providers’ Systems, including proprietary and personal information of third parties, employees and users of our online, mobile and app offerings, business information, including intellectual property, or other confidential information. Outside parties may attempt to penetrate our or our Providers’ Systems, or fraudulently induce employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information, to gain access to our proprietary data or the data of our users, employees or contractors, our content or other intellectual property. The number and sophistication of attempted and successful phishing, information security breaches or disruptive ransomware or denial-of-service attacks have increased significantly in recent years, and because of our prominence or the prominence of our content, we and/or our Providers may be a particularly attractive target for such attacks. Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, networks and Systems change frequently, we or our Providers may be unable to anticipate these techniques, implement adequate security measures or remediate flaws or detect intrusion on a timely or effective basis. We also rely on proprietary and third-party technologies to optimize operations across certain areas of our business. The use of these technologies may lead to unintentional disclosure of sensitive, confidential, proprietary or personal information of ours and of our employees or customers. Such technologies may be subject to manipulation or prone to error from data or manipulation outside our direct control.
We operate an information security program to identify and mitigate cybersecurity risk. Despite our efforts, the risk of unauthorized access, modification, exfiltration, destruction or denial of access with respect to our data, the data of our customers and employees or our Systems and other cybersecurity attacks cannot be eliminated entirely, and the risks associated with a potential incident remain. If a breach or perceived breach of our Systems or those of our Providers occurs, the perception of the effectiveness of our security measures could be harmed, we could lose consumers, revenues, advertisers and other business partners, and users of our online, mobile and app offerings; our reputation, brands, credibility and the overall attractiveness of our offerings could be damaged; and we could be required to expend significant amounts of money and other resources to repair, replace or recover such Systems. We could also be subject to actions by regulatory authorities and claims asserted in private litigation. The costs relating to any data breach could be material, and we may not have adequate insurance coverage to compensate us for any losses associated with such events.
Risks Relating to Intellectual Property
Infringement of our content reduces revenue received from the distribution of our programming, films, interactive games and other entertainment content
Our success depends in part on our ability to maintain and monetize our intellectual property rights. We are fundamentally a content company and infringement of our content adversely affects the value of our content. Copyright infringement is particularly prevalent in many parts of the world that lack effective laws and technical protection measures similar to those in the U.S. and Europe or lack effective enforcement of such measures, or both. Such foreign copyright infringement can also create a supply of pirated content for major markets. The interpretation of copyright, trademark and other intellectual property laws as applied to our content, and our infringement-detection and enforcement efforts, remain in flux, and some methods of enforcement have encountered political or commercial opposition. The failure to appropriately enforce and/or the weakening of existing intellectual property laws could make it more difficult for us to adequately protect and monetize our intellectual property and thus negatively affect its value.
Copyright infringement is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to disguise their identities online. We and our production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. Internet-connected televisions, set-top boxes and mobile devices are ubiquitous, and many can support illegal retransmission platforms, illicit video-on-demand or streaming services and preloaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming unlicensed film and television content. Unauthorized access to our content could result in the premature release of films, television programs or other content as well as a reduction in demand for authorized content, which would likely have adverse effects on the value of the affected content and our ability to monetize it. Additionally, laws and regulations governing new technologies, including generative AI, remain unsettled, and legal and further technological developments in this area could impact our ability to protect against infringing uses of our content.
Copyright infringement reduces the revenue that we are able to generate from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public’s and some affiliate partners’ perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such content. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely that we will continue to expend resources in connection with these initiatives. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business.

Risks Relating to Macroeconomic and Political Conditions
Economic and political conditions in the U.S. and around the world could have an adverse effect on our business, financial condition or results of operations
Our businesses operate and have audiences, customers and partners worldwide. Accordingly, the economic conditions in the U.S. and around the world affect a number of aspects of our businesses. The global financial markets have experienced significant recent volatility, marked by declining economic growth, diminished liquidity and availability of credit, declines in consumer confidence, significant concerns about increasing and persistently high inflation and uncertainty about economic stability. The global financial markets have also been adversely affected by current geopolitical events. There can be no assurance further deterioration in credit and financial markets and confidence in economic conditions will not occur. Volatility and weakness in the capital markets, the tightening of credit markets or additional decreases in our debt ratings could adversely affect our ability to obtain cost-effective financing. Increasing inflation in the U.S. raises our costs for labor and services and other costs required to operate our business.
Economic conditions in each market (such as current high inflation or global supply chain issues) can also impact our audience’s discretionary spending and therefore their willingness to access our content, as well as the businesses of our partners who purchase advertising from us, causing them to reduce their spending. We may also be subject to longer payment cycles. In addition, foreign currency fluctuations have impacted, and may continue to impact, revenues and expenses of our international operations and expose us to foreign currency exchange rate risk. We may also be impacted by broader supply chain delays.
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
These political and economic risks could create instability in any of the markets where our businesses generate revenues, which could result in a reduction of revenue or loss of investment that adversely affects our businesses, financial condition or results of operations.
Risks Relating to Legal and Regulatory Matters
Failures to comply with or changes in U.S. or foreign laws or regulations could have an adverse effect on our business, financial condition or results of operations
We are subject to a variety of laws and regulations, in the U.S. and in the foreign jurisdictions in which we or our partners operate, including laws and regulations relating to intellectual property, content regulation, privacy, data protection, anticorruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, anticompetitive conduct, export and market access restrictions.
The broadcast and cable industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them. It cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have an adverse effect on our business, financial condition or results of operations. We must also comply with extensive FCC limits on the ownership and operation of our television stations and the CBS Network in the U.S., which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some television stations.

Our businesses could be adversely affected by new laws and regulations, changes in existing laws, changes in the interpretation or enforcement of existing laws by courts and regulators and the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce our legal rights. Laws and regulations governing new technologies, including generative AI, remain unsettled, and legal and regulatory developments in this area could also impact our business. We could be required to change or limit certain of our business practices, which could impact our ability to generate revenues. We could also incur substantial costs to comply with new and existing laws and regulations, or face substantial fines and penalties or other liabilities, or be subjected to increased scrutiny from regulators and stakeholders, if we fail to comply with such laws and regulations.
We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and personal data protection
We are subject to laws, regulations, industry standards and contractual obligations in the U.S. and in other countries relating to privacy and the collection, use, transfer, storage and security of personal data. In the E.U., for example, the General Data Protection Regulation (“GDPR”) mandates data protection compliance obligations and authorizes significant fines for noncompliance, requiring extensive compliance resources and efforts on our part. Further, several other regions where we do business have enacted, amended or are considering new data protection regulations that may impact our business activities. In the U.S., numerous states have passed comprehensive data privacy laws. These laws mandate a host of obligations for businesses regarding how they handle personal information and provide new and expansive rights to the residents of these states. In addition, beginning in 2023, California began to offer equivalent privacy rights in the employment and business-to-business context, similar to what exists under GDPR in the E.U. Other data privacy laws, such as health data privacy laws, may also have an impact on our business, especially with regard to some of our digital advertising offerings to advertisers in the health and wellness industries. We are also subject to laws and regulations intended specifically to protect the interests of children and the online safety and privacy of minors, such as the federal Children’s Online Privacy Protection Act (COPPA) and various state laws, including comprehensive privacy laws and laws specifically directed to the protection of children online. In the E.U. and the U.K., we are subject to the GDPR, and codes of conduct and rules relating to the design of digital products and services likely to be accessed by children including the U.K.’s Age Appropriate Design Code and other guidance documents issued in France, Ireland, the Netherlands, Spain, Sweden and other jurisdictions. As a result, we have been required to limit some functionality on digital properties and may be limited relative to our abilities to leverage new media with respect to children’s programming or services. Such regulations also restrict the types of advertising we are able to sell on these digital properties and how we perform measurement for advertising purposes and impose strict liability on us for certain of our actions, as well as certain actions of our advertisers and other third parties, which could affect advertising demand and pricing. Compliance with privacy and data protection rules, regulations, industry standards and contractual obligations, which may be inconsistent with one another, and noncompliance could result in regulatory investigations and enforcement, significant monetary fines, breaches of contractual obligations and private litigation. Any actual or perceived noncompliance could also lead to harm to our reputation and market position.
Risks Relating to Human Capital
Labor disputes could disrupt our operations and adversely affect our business, financial condition or results of operations
We and our business partners engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade employees, professional athletes and others who are subject to collective bargaining agreements. Any labor dispute may disrupt our operations and cause production delays, which could increase our costs and have an adverse effect on our businesses, financial condition or results of operations. In 2023, the Writers Guild of America (“WGA”) and the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) commenced industry-wide strikes following the expiration of their collective bargaining agreements with the Alliance of Motion Picture and Television Producers (“AMPTP”), which negotiates with the guilds on behalf of content producers. These strikes resulted in months-long shutdowns in television and film production, and while new three-year agreements were ultimately reached with the WGA and SAG-AFTRA (expiring in May and June 2026, respectively), upcoming negotiations with other unions could lead to further work stoppages. For example, the AMPTP’s agreement with the International Alliance of Theatrical Stage Employees, Moving Picture Technicians, Artists and Allied Crafts of the United States, Its Territories and Canada (IATSE) will expire in July 2024. There can be no assurance we will be able to renew our collective bargaining agreements as they expire or without work stoppages.
The inability to hire or retain key employees or secure creative talent could adversely affect our business, financial condition or results of operations
Our business depends on the continued efforts, abilities and expertise of our executives and other employees and the creative talent with whom we work. We compete for executives in highly specialized and evolving industries and our ability to attract, retain and engage such individuals may be impacted by our reputation, workplace culture, the training, development, compensation and benefits we provide, our commitment to effectively managing executive succession, and our efforts with respect to DEI and ESG matters. We also employ or contract with entertainment personalities with loyal audiences and produce films and other content with highly regarded directors, producers, writers, actors and other creative talent in highly competitive markets. These individuals are important to attracting viewers and to the success of our content, and our ability to attract and retain them may also be impacted by our reputation, culture and DEI and ESG efforts. There can be no assurance these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain or attract new key employees or creative talent, our business, financial condition or results of operations could be adversely affected.
Risks Relating to Ownership of our Common Stock
We have experienced, and may continue to experience, volatility in the prices of our Common Stock
We have experienced, and may continue to experience, volatility in the prices of our Common Stock. Various factors have impacted, and may continue to impact, the prices of our Common Stock, including variations in our operating results; changes in our estimates, guidance or business plans; variations between our actual results and expectations of securities analysts, and changes in recommendations by securities analysts; changes by any ratings agency to our outlook or credit ratings; market sentiment about our business, including the viability of our streaming business and views related to its profitability; the activities, operating results or stock price of our competitors or other industry participants in the industries in which we operate; changes in management; the announcement or completion of significant transactions by us or a competitor; events affecting the stock market generally; and the broader macroeconomic and political environment in the U.S. and internationally, as well as other factors and risks described in this section. Some of these factors may adversely affect the prices of our Common Stock, regardless of our operating performance.
NAI, through its voting control of the Company, is in a position to control actions that require stockholder approval
NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of the Company. As of December 31, 2023, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.7% of our Common Stock. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

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
Sales of NAI’s shares of our Common Stock, some of which are pledged to lenders or otherwise encumbered, could adversely affect the stock prices
According to information received from NAI, NAI has pledged to its lenders a portion of shares of our Class A Common Stock and our Class B Common Stock owned directly or indirectly by NAI. As of December 31, 2023, the aggregate number of shares pledged by NAI to its lenders or otherwise encumbered represented approximately 4.3% of the total outstanding shares of our Common Stock. If there is a default on NAI’s debt obligations and the lenders foreclose on the encumbered shares, the lenders may not effect a transfer, sale or disposition of any such shares of our Class A Common Stock unless NAI and its affiliates beneficially own 50% or less of our Class A Common Stock then outstanding or such shares have first been converted into our Class B Common Stock. A sale of the pledged Common Stock could adversely affect the stock prices. In addition, there can be no assurance that at some future time there will not be a change in ownership of NAI or that NAI will not sell or pledge additional shares of our Common Stock, which could adversely affect the stock prices.

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 1C.	Cybersecurity.
Our information security program, the framework for how we assess, identify and manage risks from information security and cybersecurity threats, is designed in alignment with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and leverages the International Organization for Standardization 27001 framework. Cybersecurity risk is integrated into our overall strategic risk management (“SRM”) program, which evaluates key risk areas across Paramount by a cross-functional group of risk owners, in close coordination with members of senior management.
Our information security program is overseen by our Chief Technology Officer (“CTO”) and Chief Information Security Officer (“CISO”), in consultation with our Chief Privacy Officer as needed. We employ a layered defense-in-depth system, which includes the use of continually evolving technologies to assess and protect the security of our enterprise-wide applications and Systems, our intellectual property and proprietary and other information and the data and personal information of our customers and employees; monitoring of our technology environment; performing regular security audits and vulnerability assessments; and regular cybersecurity and privacy training for our employees. We engage consultants and other third parties to conduct independent security assessments of our information security program and to provide us with information on new and developing threats and tactics. We have established processes to oversee and identify risks and cybersecurity threats associated with our third-party service providers.
Pursuant to our information security and privacy policies and corresponding training, our employees and third-party vendors are instructed to notify our information security team as soon as they become aware of a suspected cybersecurity incident. We have a cybersecurity incident response plan to manage our response to potential and actual cybersecurity incidents. The plan includes procedures to assess the potential impact of an incident on the Company. When an incident meets certain criteria, the CISO and members of the information security team timely notify members of senior management, including our CTO and General Counsel, and under certain circumstances, the Audit Committee. All incidents are reviewed periodically with senior management.
Our Board of Directors has delegated to the Audit Committee the responsibility for reviewing our processes and policies with respect to risk assessment, risk management and risk acceptance, including our processes and policies with respect to information security and cybersecurity. The Audit Committee receives quarterly reports from the CTO and CISO, which include information on the broader information security and cybersecurity threat landscape, the information security program’s strategic priorities, progress made in respect of those priorities and summaries of cybersecurity incidents and related remediation efforts. Our Chief Audit Executive reports to the Audit Committee with respect to our key risks, including information security and cybersecurity risks, which are monitored pursuant to our SRM program.
Our CTO leads our global technology strategy and multiplatform operations and has over 15 years of experience working in technology positions at large media companies. Our CISO has more than 20 years of experience managing information security for media/entertainment, technology, retail and financial services companies. While at Paramount, our CISO oversaw the integration of Viacom’s and CBS’s information security programs and our transformation to a cloud-centric, global streaming provider.
We have experienced cybersecurity attacks in the past and may experience attacks in the future, potentially with more frequency or sophistication. Although past attacks have not materially impacted our strategy, financial condition or results of operations, the scope and impact of any future incident cannot be predicted. See “Item 1A. Risk Factors — Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection.”

Item 2.	Properties.
Our significant physical properties are described below. In addition, we own and lease office, studio, production and warehouse space and broadcast, antenna and satellite transmission facilities throughout the U.S. and around the world. We consider our properties adequate for our present needs.
•Our global headquarters is located at 1515 Broadway, New York, New York, where we lease approximately 1.6 million square feet for executive, administrative and business offices, and studio and production space for the Company and certain of our operating divisions. The lease runs through 2031, with two renewal options for 10 years each based on market rates at the time of renewal.
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
•We lease approximately 184,000 square feet of office and production space at 555 West 57th Street, New York, New York, under a lease expiring in 2029.
•We lease approximately 210,000 square feet of office and production space at 1575 North Gower Street, Los Angeles, California, under a lease expiring in 2028.
•We own our Cloud Control Center and Network Operations Center in Hauppauge, New York, containing approximately 170,000 square feet of floor space on approximately 22 acres of land.
•We own and lease approximately 373,000 square feet of office, studio, production and other ancillary space, as well as transmission facilities, in Buenos Aires, Argentina, under a lease expiring in 2028.
•We lease approximately 187,098 square feet of office, technical, warehouse and other ancillary space at Avenida Pedro Montt 2354, Santiago, Chile, under a lease expiring in 2025 with two renewal options of one year each.
•We own and lease approximately 140,000 square feet of office, studio and production space in London, England, under leases expiring in 2028.
•We lease approximately 118,000 square feet of office, studio, production and storage space at 1 Saunders Street, Pyrmont, New South Wales, Australia, under a lease expiring in 2033.
Filmed Entertainment
•We own the Paramount Pictures Studio lot at 5555 Melrose Avenue, Los Angeles, California, located on approximately 62 acres of land, and containing approximately 1.85 million square feet of floor space used for executive, administrative and business offices, sound stages, production facilities, theatres, equipment facilities and other ancillary uses.
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

We declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock during the first quarter of 2023 and each of the quarters of 2022 and 2021. Beginning with the dividend declared in the second quarter of 2023, we reduced the quarterly cash dividend on our Class A and Class B Common Stock to $.05 per share. We currently expect to continue to pay regular cash dividends to our common stockholders.

We declared a quarterly cash dividend on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) of $1.5493 per share during the second quarter of 2021, representing a dividend period from March 26, 2021 through July 1, 2021, and $1.4375 per share in each subsequent quarter. The final dividend is expected to be paid in the second quarter of 2024 when the Mandatory Convertible Preferred Stock will be converted into Class B Common Stock.

At December 31, 2023, the remaining authorization on our share repurchase program was $2.36 billion. Since the program was announced in November 2010, our Board of Directors has authorized, and we have announced a total of $17.9 billion for the repurchase of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). During the fourth quarter of 2023, we did not purchase any shares of our common stock.

As of February 26, 2024, there were 1,830 record holders of our Class A Common Stock and 25,043 record holders of our Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media and Entertainment Index”).

The performance graph assumes $100 invested on December 31, 2018 in each of our Class A and Class B Common Stock, the S&P 500, and the S&P 500 Media and Entertainment Index, including reinvestment of dividends, through the calendar year ended December 31, 2023.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2023

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
2018
2019
2020
2021
2022
2023
Class A Common Stock
Class B Common Stock
S&P 500
S&P 500 Media & Entertainment Index

December 31,	2018	2019	2020	2021	2022	2023
Class A Common Stock	$100	$104	$91	$82	$50	$51
Class B Common Stock	$100	$98	$90	$75	$43	$39
S&P 500	$100	$131	$156	$200	$164	$207
S&P 500 Media & Entertainment Index	$100	$134	$175	$222	$124	$206

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)
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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the years ended December 31, 2023 and 2022, including a comparison of 2023 to 2022.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the years ended December 31, 2023 and 2022, including comparisons of 2023 to 2022.
•Liquidity and Capital Resources—Discussions of our cash flows, including sources and uses of cash, for the years ended December 31, 2023 and 2022, and of our outstanding debt, commitments and contingencies as of December 31, 2023.
•Critical Accounting Policies—Detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.
•Legal Matters—Discussion of legal matters to which we are involved.
•Market Risk—Discussion of how we manage exposure to market and interest rate risks.
An analysis of our results on a consolidated basis, for the year ended December 31, 2021, including comparisons of 2022 to 2021 and a discussion of our cash flows for the year ended December 31, 2021, is included in “Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Overview
Operational Highlights 2023 vs. 2022

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
GAAP:
Revenues	$29,652	$30,154	$(502)	(2)%
Operating income (loss)	$(451)	$2,342	$(2,793)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(1,284)	$725	$(2,009)	n/m
Diluted EPS from continuing operations	$(2.06)	$1.03	$(3.09)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$2,390	$3,276	$(886)	(27)%
Adjusted net earnings from continuing operations attributable to Paramount	$400	$1,171	$(771)	(66)%
Adjusted diluted EPS from continuing operations	$.52	$1.71	$(1.19)	(70)%
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For 2023, revenues decreased 2% to $29.65 billion, as lower revenues from our linear networks, content licensing, and theatrical releases were partially offset by growth from our streaming services, led by Paramount+. The decrease in revenue from our linear networks was principally the result of continued weakness in the global advertising market and the decrease in theatrical revenues was primarily due to the comparison with the success of Top Gun: Maverick in 2022.

We reported an operating loss of $451 million compared with operating income of $2.34 billion for the prior year. This comparison was impacted by programming charges of $2.37 billion recorded in 2023. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these charges as well as other items described under Reconciliation of Non-GAAP Measures, decreased 27% to $2.39 billion, driven by the decline in linear and licensing revenues and the timing and mix of theatrical releases in each year, partially offset by lower content costs for our linear networks and improved results for our streaming services.

For 2023, we reported a net loss from continuing operations attributable to Paramount of $1.28 billion, or $2.06 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $725 million, or $1.03 per diluted share, for the prior year. The comparison was impacted by the programming charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted earnings per share (“EPS”), which decreased $771 million and $1.19 per diluted share, respectively, primarily reflecting the lower tax-effected Adjusted OIBDA and losses from our investment in SkyShowtime.

Labor Strikes
In May 2023, the Writers Guild of America (“WGA”) commenced an industry-wide strike following the expiration of its collective bargaining agreement with the Alliance of Motion Picture and Television Producers (“AMPTP”). In July 2023, the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) also commenced an industry-wide strike after the expiration of its collective bargaining agreement with

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

the AMPTP. These strikes resulted in temporary shutdowns of production on certain of our television and film programming, which resulted in less new content available for licensing and for our networks and streaming services, as well as lower-than-expected spending for content and marketing costs during the second half of 2023. We resumed production during the fourth quarter, after the AMPTP reached agreements with the WGA and SAG-AFTRA.
Reconciliation of Non-GAAP Measures
Results for each of the years presented included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), earnings (loss) from continuing operations before income taxes, (provision for) benefit from income taxes, net earnings (loss) from continuing operations attributable to Paramount, diluted EPS from continuing operations, and effective income tax rate, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

Year Ended December 31,	2023	2022
Operating income (loss) (GAAP)	$(451)	$2,342
Depreciation and amortization	418	378
Programming charges (a)	2,371	—
Impairment charges (a)	83	27
Restructuring charges (a)	102	328
Other corporate matters (a)	(133)	257
Gains on dispositions (a)	—	(56)
Adjusted OIBDA (Non-GAAP)	$2,390	$3,276
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,253)	$361	(g)	$(1,284)	$(2.06)
Items affecting comparability:
Programming charges (a)	2,371	(582)		1,789	2.74
Impairment charge (b)	83	(20)		63	.10
Restructuring charges (c)	102	(25)		77	.12
Other corporate matters (d)	(133)	33		(100)	(.15)
Gain from investments (e)	(168)	60		(108)	(.17)
Gain on extinguishment of debt	(29)	7		(22)	(.03)
Discrete tax items (f)	—	(31)		(31)	(.05)
Impairment of equity-method investment, net of tax	—	—		16	.02
Adjusted (Non-GAAP)	$973	$(197)	(g)	$400	$.52
(a) Comprised of programming charges recorded during the first half of 2023 in connection with the integration of Showtime into Paramount+ and initiatives to rationalize and right-size our international operations to align with our streaming strategy and close or globalize certain of our international channels. These initiatives resulted in a change in strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements.
(b) Reflects a charge to reduce the carrying values of FCC licenses in five markets to their estimated fair values.
(c) Consists of $67 million for severance costs and $35 million for the impairment of lease assets, as further described under Restructuring and Other Corporate Matters.
(d) Reflects a net benefit for other corporate matters, including a gain of $120 million from a settlement received in the fourth quarter of 2023 in connection with the CBS Litigation, as well as insurance recoveries relating to the Viacom Litigation (see Legal Matters—Stockholder Matters—Litigation Relating to the Merger), and a $23 million charge to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos.
(e) Reflects a gain recognized on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.
(f) Primarily reflects tax benefits from the resolution of an income tax matter in a foreign jurisdiction, guidance issued in 2023 by the Internal Revenue Service (“IRS”) that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and the settlement of income tax audits, partially offset by tax expense relating to the vesting of stock-based compensation.
(g) The reported effective income tax rate for the year ended December 31, 2023 was 28.8% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $197 million divided by adjusted earnings from continuing operations before income taxes of $973 million, was 20.2%. These adjusted measures exclude the items affecting comparability described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2022
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes		Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$1,266	$(227)	(g)	$725	$1.03
Items affecting comparability:
Impairment charge (a)	27	(7)		20	.03
Restructuring charges (b)	328	(80)		248	.38
Other corporate matters (c)	257	(57)		200	.31
Gains on dispositions (d)	(56)	14		(42)	(.06)
Loss from investments (e)	9	(1)		8	.01
Loss on extinguishment of debt	120	(28)		92	.14
Discrete tax items (f)	—	(80)		(80)	(.13)
Adjusted (Non-GAAP)	$1,951	$(466)	(g)	$1,171	$1.71
(a) Reflects a charge to reduce the carrying values of FCC licenses in two markets to their estimated fair values.
(b) Consists of $260 million of severance charges and $68 million for the impairment of lease assets, as further described under Restructuring and Other Corporate Matters.
(c) Includes $211 million associated with stockholder legal matters, principally relating to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), and $46 million recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.
(d) Reflects a $41 million gain recognized upon the contribution of certain assets of Paramount+ in the Nordics to SkyShowtime as well as gains totaling $15 million from the sale of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.
(e) Reflects a loss on the sale of a 37.5% interest in The CW and an impairment of an investment.
(f) Primarily reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations.
(g) The reported effective income tax rate for the year ended December 31, 2022 was 17.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $466 million divided by adjusted earnings from continuing operations before income taxes of $1.95 billion, was 23.9%. These adjusted measures exclude the items affecting comparability described above.
Consolidated Results of Operations - 2023 vs. 2022
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2023	Revenues	2022	Revenues	$	%
Advertising	$9,989	33%	$10,890	36%	$(901)	(8)%
Affiliate and subscription	13,018	44	11,551	38	1,467	13
Theatrical	813	3	1,223	4	(410)	(34)
Licensing and other	5,832	20	6,490	22	(658)	(10)
Total Revenues	$29,652	100%	$30,154	100%	$(502)	(2)%
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks, television stations, and streaming services. For 2023, advertising revenues decreased 8%, driven by a decline in linear advertising reflecting continued weakness in the global advertising market and lower political

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

advertising revenues, partially offset by higher advertising revenues for our streaming services. In addition, foreign exchange rate changes negatively impacted the total advertising revenue comparison by 1 percentage point.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of affiliate fees received from distributors for carriage of our cable networks (cable affiliate fees) and owned television stations (retransmission fees), fees received from television stations for their affiliation with the CBS Television Network (reverse compensation), and subscription fees for our streaming services.

For 2023, affiliate and subscription revenues increased 13%, primarily driven by growth in subscribers for Paramount+ to 67.5 million at December 31, 2023 from 55.9 million at December 31, 2022, as well as higher revenues from pay-per-view boxing events. The increase was partially offset by lower affiliate fees for our linear networks.

Theatrical
Theatrical revenues are principally earned from the worldwide theatrical distribution of films through audience ticket sales. For 2023, theatrical revenues decreased 34%, reflecting the comparison against the strong performance of Top Gun: Maverick in 2022.

Licensing and Other
Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced or distributed for third parties; home entertainment revenues, which include revenues from the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; and revenues from studio rentals and production services.

The 10% decrease in licensing and other revenues was driven by the timing and mix of content available for licensing, including the comparison against the success of Top Gun: Maverick and the licensing of Halloween Ends in 2022. In addition, content available for licensing in the second half of 2023, as well as studio rentals and production services, were negatively impacted by temporary production shutdowns as a result of labor strikes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2023	Expenses	2022	Expenses	$	%
Content costs	$15,753	79%	$15,980	81%	$(227)	(1)%
Distribution and other	4,264	21	3,865	19	399	10
Total Operating Expenses	$20,017	100%	$19,845	100%	$172	1%
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

For 2023, content costs decreased 1%, primarily driven by lower costs associated with licensing revenues and television content, including from the impact of production shutdowns, which reduced the content available for licensing and exhibition on our networks and streaming services. The decrease in content costs also reflects lower costs associated with theatrical releases and savings following the changes in strategy for certain content discussed under Programming Charges. These decreases were partially offset by increased investment in our streaming services and costs associated with pay-per-view boxing events. In addition, 2023 includes costs incurred to retain our production capabilities for certain of the delayed television and film productions, expenses for excess production overhead, and incremental costs incurred to resume film production, which totaled $131 million.

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

For 2023, distribution and other operating expenses increased 10%, primarily reflecting higher costs associated with the growth of our streaming services, including costs for third-party distribution and compensation, and higher costs associated with theatrical releases.

Programming Charges
During 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations relating to these actions during the first half of 2023. These charges, which totaled $2.37 billion, were comprised of $1.97 billion for the impairment of content to its estimated fair value, as well as $402 million for development cost write-offs and contract termination costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

In connection with our continued review of our international content strategy, during the first quarter of 2024 we made a strategic decision to focus on content with mass global appeal. As part of this, we are rationalizing original content on Paramount+, especially internationally, and improving the efficiency of our linear network programming. As a result, we have reviewed our expansive global content portfolio and are removing select content from our platforms. In addition, we have decided not to move forward with certain titles and therefore are abandoning some development projects and terminating certain programming agreements. Accordingly, we expect to recognize additional programming charges that we currently expect to be in the range of approximately $700 million to $900 million during the first quarter of 2024. As we continue to evaluate our content portfolio, we may incur additional programming charges later in 2024.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Selling, general and administrative expenses	$7,245	$7,033	$212	3%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. The 3% increase in SG&A expenses in 2023 was driven by higher costs to support the growth of our streaming services, including employee and marketing costs, as well as higher incentive compensation and technology costs. The higher marketing costs for our DTC services were largely offset by lower marketing costs for our linear networks.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Depreciation and amortization	$418	$378	$40	11%
Depreciation and amortization expense reflects depreciation of fixed assets, including equipment under finance leases, and amortization of finite-lived intangible assets. The increase in depreciation and amortization expense reflects increased depreciation for software related to the unification and evolution of our systems and platforms.

Impairment Charges
For 2023 and 2022, we recorded impairment charges of $83 million and $27 million, respectively, in the TV Media segment to write down the carrying values of certain of our FCC licenses to their estimated fair values (see Critical Accounting Policies—Goodwill and Intangible Assets Impairment Tests—FCC Licenses).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring and Other Corporate Matters
During the years ended December 31, 2023 and 2022, we recorded the following restructuring charges and other corporate matters.

Year Ended December 31,	2023	2022
Severance (a)	$67	$260
Exit costs	35	68
Restructuring charges	102	328
Other corporate matters	(133)	257
Restructuring and other corporate matters	$(31)	$585
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
Since the Merger, we implemented a series of initiatives designed to integrate and transform our operations, including changes in management structure. These initiatives led to restructuring actions, and as a result, we recorded restructuring charges for severance of $67 million and $260 million in 2023 and 2022, respectively. The actions that gave rise to the severance costs included our 2022 operating segment realignment, the integration of Showtime into Paramount+, and the restructuring of our international operations. In addition, during the fourth quarter of 2023, certain eligible employees voluntarily elected to participate in a plan under which they will receive one-time severance benefits, resulting in $13 million of severance costs.

We currently expect to incur additional restructuring charges for severance in the range of approximately $100 million to $200 million during the first quarter of 2024 associated with strategic changes in our global workforce.

In the years following the Merger, we also consolidated our real estate portfolio to reduce our real estate footprint and create cost synergies. In connection with this consolidation, we identified lease assets that we determined we would not use and instead sublease or terminate early, which resulted in lease impairment charges of $35 million and $68 million for the years ended December 31, 2023 and 2022, respectively.

Other Corporate Matters
In 2023, we recorded a net benefit of $133 million in other corporate matters, principally consisting of a gain of $120 million from a settlement received in the fourth quarter of 2023 in connection with the final dismissal of the CBS Litigation, as well as insurance recoveries relating to the Viacom Litigation (each as defined and further described under Legal Matters—Stockholder Matters—Litigation Relating to the Merger). These benefits are partially offset by a charge of $23 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos.

In 2022, we recorded charges for other corporate matters of $257 million, consisting of $211 million associated with stockholder legal matters, principally relating to the Merger, including a charge for the settlement of $122.5 million in connection with the final dismissal of the Viacom Litigation. The charges also included $46 million recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.
Gains on Dispositions
During 2022, we recorded a gain of $41 million relating to the contribution of certain assets of Paramount+ in the Nordics to SkyShowtime. Also in 2022, we recorded gains totaling $15 million, comprised of a gain from the sale

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

of international intangible assets and a working capital adjustment to the gain from the fourth quarter 2021 sale of CBS Studio Center.

Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Interest expense	$920	$931	$(11)	(1)%
Interest income	$137	$108	$29	27%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of December 31, 2023 and 2022:

		Weighted Average		Weighted Average
At December 31,	2023	Interest Rate	2022	Interest Rate
Total long-term debt	$14,601	5.17%	$15,781	5.13%
Other bank borrowings	$—	—%	$55	7.09%
Gain (Loss) from Investments

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Gain (loss) from investments	$168	$(9)	$177	n/m
n/m - not meaningful
During 2023, we recorded a gain of $168 million on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%. The loss from investments for 2022 includes a loss of $4 million on the sale of a 37.5% interest in The CW, which was principally comprised of transaction costs, and a $5 million impairment of an investment.

Gain (Loss) on Extinguishment of Debt
In the fourth quarter of 2023, we recorded a gain on extinguishment of debt of $29 million associated with the early repurchase of long-term debt of $1.04 billion. For 2022, we recorded a loss on extinguishment of debt of $120 million associated with the early redemption of long-term debt of $2.91 billion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Items, Net
The following table presents the components of “Other items, net.”

Year Ended December 31,	2023	2022
Pension and postretirement benefit costs (a)	$(153)	$(65)
Foreign exchange losses	(66)	(58)
Other	3	(1)
Other items, net	$(216)	$(124)
(a) For 2023, the increase in pension and postretirement benefit costs is the result of higher interest cost and a decrease in the expected return on plan assets.
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For 2023, we recorded a benefit from income taxes of $361 million, reflecting an effective income tax rate of 28.8%. The tax benefit for 2023 was primarily the result of a benefit of $582 million on programming charges of $2.37 billion. Our adjusted effective income tax rate, which excludes the impacts from these programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 20.2%.

For 2022, we recorded a provision for income taxes of $227 million, reflecting an effective income tax rate of 17.9%. Our adjusted effective income tax rate, which excludes the items impacting comparability described under Reconciliation of Non-GAAP Measures, was 23.9%

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Equity in loss of investee companies	$(370)	$(237)	$(133)	(56)%
Tax benefit	10	33	(23)	(70)
Equity in loss of investee companies, net of tax	$(360)	$(204)	$(156)	(76)%
For 2023, the higher loss for our equity-method investments was driven by SkyShowtime, which launched its streaming service in September 2022, and a $16 million impairment of an international joint venture in the fourth quarter of 2023.

Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$(1,284)	$725	$(2,009)	n/m
Diluted EPS from continuing operations	$(2.06)	$1.03	$(3.09)	n/m
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For 2023, we recorded a net loss from continuing operations attributable to Paramount of $1.28 billion, or $2.06 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $725 million, or $1.03 per diluted share, for the prior year. The decrease was primarily driven by the decline in tax-effected operating income, including the impact from the programming charges discussed above.

Net Earnings from Discontinued Operations
The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2023 and 2022, which primarily reflects the results of Simon & Schuster prior to its sale on October 30, 2023 for $1.62 billion. The sale resulted in a pretax gain of $695 million during the fourth quarter of 2023.

Year Ended December 31, 2023	Simon & Schuster	Other (a)	Total
Revenues	$958	$—	$958
Costs and expenses:
Operating	580	(12)	568
Selling, general and administrative	149	—	149
Restructuring charges	2	—	2
Total costs and expenses	731	(12)	719
Operating income	227	12	239
Other items, net	(9)	—	(9)
Earnings from discontinued operations	218	12	230
Benefit from (provision for) income taxes	12	(3)	9
Earnings from discontinued operations, net of tax	230	9	239
Gain on sale (net of tax of $258 million)	437	—	437
Net earnings from discontinued operations, net of tax	$667	$9	$676

Year Ended December 31, 2022	Simon & Schuster	Other (a)	Total
Revenues	$1,177	$—	$1,177
Costs and expenses:
Operating	746	(30)	716
Selling, general and administrative	180	—	180
Restructuring charges	3	—	3
Total costs and expenses	929	(30)	899
Operating income	248	30	278
Termination fee, net of advisory fees (b)	190	—	190
Other items, net	(12)	—	(12)
Earnings from discontinued operations	426	30	456
Provision for income taxes	(70)	(7)	(77)
Net earnings from discontinued operations, net of tax	$356	$23	$379
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc.
(b) In accordance with the terms of a previous agreement to sell Simon & Schuster, we received a $200 million termination payment after the United States (“U.S.”) Department of Justice prevailed in its suit to block the sale.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Segments
We are a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, and are comprised of the following segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime (we rebranded Showtime as Paramount+ with Showtime in January 2024), MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, BET+ and Noggin. Effective June 27, 2023, we launched the Paramount+ with Showtime subscription plan in the United States. Effective July 6, 2023, Showtime Networks’ domestic premium subscription service was no longer offered as a standalone subscription service for new subscribers.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness and Miramax.

We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, other corporate matters, programming charges, impairment charges and gains or losses on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income, the most directly comparable financial measure in accordance with GAAP.

Segment Results of Operations - 2023 vs. 2022

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2023	Revenues	2022	Revenues	$	%
Revenues:
TV Media	$20,085	68%	$21,732	72%	$(1,647)	(8)%
Direct-to-Consumer	6,736	22	4,904	16	1,832	37
Filmed Entertainment	2,957	10	3,706	13	(749)	(20)
Eliminations	(126)	—	(188)	(1)	62	33
Total Revenues	$29,652	100%	$30,154	100%	$(502)	(2)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Adjusted OIBDA:
TV Media	$4,791	$5,451	$(660)	(12)%
Direct-to-Consumer	(1,663)	(1,819)	156	9
Filmed Entertainment	(119)	272	(391)	n/m
Corporate/Eliminations	(447)	(470)	23	5
Stock-based compensation (a)	(172)	(158)	(14)	(9)
Total Adjusted OIBDA	2,390	3,276	(886)	(27)
Depreciation and amortization	(418)	(378)	(40)	(11)
Programming charges	(2,371)	—	(2,371)	n/m
Impairment charges	(83)	(27)	(56)	(207)
Restructuring and other corporate matters	31	(585)	616	n/m
Gains on dispositions	—	56	(56)	n/m
Total Operating Income (Loss)	$(451)	$2,342	$(2,793)	n/m
n/m - not meaningful
(a) For 2023 and 2022, stock-based compensation expense of $5 million and $14 million, respectively, is included in “Restructuring and other corporate matters”.
TV Media

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Advertising	$8,188	$9,350	$(1,162)	(12)%
Affiliate and subscription	8,085	8,180	(95)	(1)
Licensing and other	3,812	4,202	(390)	(9)
Revenues	$20,085	$21,732	$(1,647)	(8)%

Adjusted OIBDA	$4,791	$5,451	$(660)	(12)%
Revenues
For 2023, revenues decreased 8%, driven by lower advertising revenues, primarily due to continued weakness in the global advertising market, and lower licensing revenues.
Advertising
The 12% decrease in advertising revenues was primarily the result of continued weakness in the global advertising market. Domestic advertising revenues declined 12% to $7.04 billion and international advertising revenues decreased 18% to $1.15 billion. The domestic decline also reflects lower political advertising revenues as a result of U.S. midterm elections in 2022. Foreign exchange rate changes negatively impacted the total advertising revenue comparison by 1 percentage point.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate and Subscription
Affiliate and subscription revenues decreased 1%. Domestic affiliate and subscription revenues decreased slightly to $7.66 billion, reflecting declines in affiliate fees, which were offset by higher subscription revenues from pay-per-view boxing events. The decrease in domestic affiliate fees reflects linear subscriber declines, which were largely offset by contractual pricing increases. Declines in domestic linear subscribers are expected to continue in 2024. International affiliate and subscription revenues decreased 12% to $422 million, driven by a shift of revenue from our pay television services to our streaming services following the restructuring of certain affiliate agreements.

Licensing and Other
Licensing and other revenues decreased 9%, reflecting a lower volume of licensing in the secondary market as well as lower revenues from content produced for third parties. Content available for licensing in the second half of the year was impacted by temporary production shutdowns as a result of labor strikes.

Adjusted OIBDA
Adjusted OIBDA decreased 12%, primarily driven by the decline in revenues, partially offset by lower costs, principally for content and marketing, including from the impact of labor strikes.
Direct-to-Consumer

Year Ended December 31,	2023	2022	Increase/(Decrease)
Advertising	$1,795	$1,533	$262	17%
Subscription	4,933	3,371	1,562	46
Licensing (a)	8	—	8	n/m
Revenues	$6,736	$4,904	$1,832	37%

Adjusted OIBDA	$(1,663)	$(1,819)	$156	9%

n/m - not meaningful
(a) Reflects revenues from the licensing of content rights acquired by BET+.

(in millions)
Year Ended December 31,	2023	2022	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	67.5	55.9	11.6	21%

Revenues	$4,446	$2,767	$1,679	61%
(a) Subscribers include customers with access to Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Our subscribers include paid subscriptions and those customers registered in a free trial. For the periods above, subscriber counts reflect the number of subscribers as of the applicable period-end date.
Revenues
For 2023, revenues increased 37%, driven primarily by growth from Paramount+.

Advertising
The 17% increase in advertising revenues was driven by an increase in impressions for Paramount+ and growth from Pluto TV, including from international launches.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Subscription
The 46% increase in subscription revenues was primarily driven by increases in both domestic and international Paramount+ subscribers, with total growth of 11.6 million, or 21%, compared with December 31, 2022. The revenue growth also includes the impact of domestic pricing increases for each of our subscription plans that went into effect when we launched the Paramount+ with Showtime plan on June 27, 2023, as well as revenues from pay-per-view boxing events.

During the fourth quarter, global Paramount+ subscribers increased 4.1 million, or 6%, to 67.5 million, compared with 63.4 million at September 30, 2023. The growth reflects the benefit from the NFL season and premieres of Good Burger 2 and Lawmen: Bass Reeves, and growth from international markets.

Adjusted OIBDA
Adjusted OIBDA improved by $156 million, as revenue growth more than offset higher costs to support growth in our streaming services, including content, distribution, marketing and employee costs.
Filmed Entertainment

			Increase/(Decrease)
Year Ended December 31,	2023	2022	$	%
Advertising (a)	$24	$23	$1	4%
Theatrical	813	1,223	(410)	(34)
Licensing and other	2,120	2,460	(340)	(14)
Revenues	$2,957	$3,706	$(749)	(20)%

Adjusted OIBDA	$(119)	$272	$(391)	n/m
n/m - not meaningful
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms as well as sponsorships.
Revenues
The 20% decrease in revenues primarily reflects lower theatrical and licensing revenues, driven by the success of Top Gun: Maverick in 2022.

Theatrical
The 34% decrease in theatrical revenues primarily reflects a difficult comparison against the prior year as a result of the strong performance of Top Gun: Maverick. Theatrical releases that benefited 2023 results include Mission: Impossible — Dead Reckoning Part One, Transformers: Rise of the Beasts and Dungeons & Dragons: Honor Among Thieves.

Licensing and Other
Licensing and other revenues decreased 14%, principally reflecting lower licensing of recent theatrical releases in 2023 compared with 2022, driven by the success of Top Gun: Maverick in the home entertainment market, and the licensing of Halloween Ends in 2022. The decrease also reflects lower revenues from studio rentals and production services as a result of labor strikes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Adjusted OIBDA
Adjusted OIBDA decreased $391 million, primarily reflecting the mix of theatrical releases in each year, including the success of Top Gun: Maverick in the prior year, lower profits from licensing, incremental costs incurred during production shutdowns and lower revenues from studio rentals and production services.
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
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Certain of our cash requirements discussed above are associated with long-term contractual commitments (see notes 10 and 19 to the consolidated financial statements).

Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including SkyShowtime, our streaming joint venture with Comcast Corporation, under which both parent companies have committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $2.14 billion as of December 31, 2023 (see Note 9 to the consolidated financial statements). We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents (which were $2.46 billion as of December 31, 2023), and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Cash Flows
The changes in cash and cash equivalents were as follows:

			Increase/ (Decrease)
Year Ended December 31,	2023	2022	2023 vs. 2022
Net cash flow provided by (used for) operating activities:
Continuing operations	$384	$(142)	$526
Discontinued operations	91	361	(270)
Net cash flow provided by operating activities	475	219	256
Net cash flow provided by (used for) investing activities:
Continuing operations	(582)	(518)	(64)
Discontinued operations	1,524	(8)	1,532
Net cash flow provided by (used for) investing activities	942	(526)	1,468
Net cash flow used for financing activities	(1,841)	(2,981)	1,140
Effect of exchange rate changes on cash and cash equivalents	(1)	(94)	93
Net decrease in cash and cash equivalents	$(425)	$(3,382)	$2,957
Operating Activities.  Operating cash flow from continuing operations for 2023 was a net source of cash of $384 million compared to a net use of cash of $142 million for 2022. The increase in operating cash flow from continuing operations in 2023 compared to 2022 primarily reflects lower spending for content in 2023, including the impact from production shutdowns, partially offset by higher spending for other expenses, including from the timing of payments.

Net cash flow provided by operating activities includes payments of $203 million and $244 million for 2023 and 2022, respectively, associated with restructuring, merger-related costs and transformation initiatives, net of insurance recoveries and settlements received related to merger-related litigation matters. Since the Merger, we have invested in a number of transformation initiatives. Initially, these were undertaken to realize synergies related to the Merger. More recently, our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we are investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.

Cash flow provided by operating activities from discontinued operations reflects the operating activities of Simon & Schuster before it was sold in October 2023, and for 2022 also included the receipt of the $200 million termination fee described under Net Earnings from Discontinued Operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

Year Ended December 31,	2023	2022
Investments	$(322)	$(254)
Capital expenditures (a)	(328)	(358)
Proceeds from dispositions (b)	71	95
Other investing activities	(3)	(1)
Net cash flow used for investing activities from continuing operations	(582)	(518)
Net cash flow provided by (used for) investing activities from discontinued operations (c)	1,524	(8)
Net cash flow provided by (used for) investing activities	$942	$(526)
(a) Includes payments associated with the implementation of our transformation initiatives of $30 million and $45 million in 2023 and 2022, respectively.
(b) 2023 primarily reflects the collection of receivables associated with the sale of a 37.5% interest in The CW in the prior year and proceeds received from the disposition of certain channels in Latin America. 2022 primarily reflects proceeds related to the sale of investments and from the disposition of international intangible assets.
(c) 2023 includes the proceeds received from the sale of Simon & Schuster.

Financing Activities

Year Ended December 31,	2023	2022
Proceeds from issuance of debt	$45	$1,138
Repayment of debt	(1,277)	(3,140)
Dividends paid on preferred stock	(58)	(58)
Dividends paid on common stock	(389)	(631)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(29)	(31)
Payments to noncontrolling interests	(93)	(218)
Other financing activities	(40)	(41)
Net cash flow used for financing activities	$(1,841)	$(2,981)

Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) for 2023 and 2022. Beginning with the dividend declared in the second quarter of 2023, we reduced the quarterly cash dividend on our Class A and Class B Common Stock to $.05 per share (or $.20 annually).

Year Ended December 31,	2023	2022
Class A and Class B Common Stock
Dividends declared per common share	$.39	$.96

Total common stock dividends	$261	$635

Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$5.75	$5.75

Total preferred stock dividends	$58	$58

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth our debt.

At December 31,	2023	2022
Senior debt	$12,969	$14,149
Junior debt	1,632	1,632
Other bank borrowings	—	55
Obligations under finance leases	1	10
Total debt (a)	14,602	15,846
Less current portion of long-term debt	1	239
Total long-term debt, net of current portion	$14,601	$15,607
(a)    At December 31, 2023 and 2022, the senior and junior debt balances included (i) a net unamortized discount of $419 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $81 million and $89 million, respectively. The face value of our total debt was $15.10 billion at December 31, 2023 and $16.38 billion at December 31, 2022.

Senior Debt
At December 31, 2023, our senior debt was comprised of senior notes and debentures due between 2025 and 2050 with interest rates ranging from 2.90% to 7.875%.

During the fourth quarter of 2023, we repurchased $1.04 billion of our outstanding senior notes due between 2025 and 2027 through a tender offer, for an aggregate repurchase price of $1.00 billion. These repurchases resulted in a pre-tax gain on extinguishment of debt of $29 million. In 2023, we also repaid our $139 million of 7.875% debentures and $35 million of 7.125% senior notes, each at maturity.

In 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion and redeemed, at par, our $520 million of 5.875% junior subordinated debentures due February 2057. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for $9.67 billion of the senior notes and debentures that requires us to make a redemption offer at 101% of the principal amount plus accrued and unpaid interest in the event of ratings downgrades to below investment grade by all three ratings agencies (Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Ratings, Ltd.) due to a change of control.

Junior Debt
In 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027 or on any interest payment date thereafter.

Our $643 million of 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

Our junior subordinated debentures also provide for certain covenant packages. In the event of ratings downgrades by all three rating agencies due to a change of control, there is a provision in the junior subordinated debentures that requires us to either elect to redeem the debentures at 101% of the principal amount plus accrued and unpaid interest or, if we elect not to redeem the debentures, the interest rate will be increased by 5 percentage points.

The subordination and extended term, as well as an interest deferral option of the junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services and Fitch Ratings Inc., and a 25% equity credit by Moody’s Investors Service, Inc.
Commercial Paper
At both December 31, 2023 and 2022, we had no outstanding commercial paper borrowings.

Credit Facility
During 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At December 31, 2023, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster was treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition in October 2023. We met the covenant as of December 31, 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Bank Borrowings
At December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility, which matures in November 2024. This facility replaced the previous $300 million credit facility that matured in April 2023. At December 31, 2022, we had $55 million of bank borrowings under the previous facility with a weighted average interest rate of 7.09%.
Letters of Credit and Surety Bonds
At December 31, 2023, we had outstanding letters of credit and surety bonds of $213 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility, under which no letters of credit were issued. In January 2024, in accordance with the contractual requirements of one of our commitments, a $1.9 billion letter of credit was issued under this facility. The amount outstanding under the letter of credit will decrease throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility.
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

Affiliate Revenues—The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with certain distributors, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming.

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

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. If the result of the impairment test indicates that the carrying value exceeds the estimated fair value, an impairment charge will then be recorded for the amount of the difference. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the film group is less than its unamortized costs. A change in the monetization strategy of content, whether monetized individually or as part of a film group, will result in a reassessment of the predominant monetization strategy and may trigger an assessment of the content for impairment. Any resulting impairment test will be performed either at the individual level or at the film group level where the future cash flows will be generated. In addition, unamortized costs for internally-produced or acquired programming that has been abandoned are written off.

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

FCC Licenses—FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2023, we had 14 television markets with FCC license book values, which totaled $2.31 billion.

For our annual impairment test, we perform qualitative assessments for each television market that we estimate has an aggregate fair value of FCC licenses that significantly exceeds its respective carrying value. For the 2023 annual impairment test, we performed qualitative assessments for six of our television markets. For each market, we weighed the relative impact of market-specific and macroeconomic factors. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. We also considered the macroeconomic impact on discount rates and growth rates. Based on the qualitative assessments, considering the aggregation of the relevant factors, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

We performed a quantitative impairment test for the FCC licenses in the remaining eight markets. The quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections. The discount rate and the long-term growth rate were 9% and 1%, respectively.

The impairment tests indicated that the estimated fair values of FCC licenses in five of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $83 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $887 million. The impairment charge, which is recorded within the TV Media segment, was primarily due to increased market volatility and higher interest rates in the fourth quarter of 2023 compared to the prior quarters of 2023 and the fourth quarter of 2022, which resulted in a higher discount rate. The estimated fair values of FCC licenses in the three remaining markets, which had an aggregate carrying value of $357 million, were each within 10% of their respective carrying values. For the eight markets tested, which had an aggregate carrying value of FCC licenses of $1.24 billion as of December 31, 2023, an increase to the discount rate of 50 basis points, or a decrease to the long-term growth rate of 50 basis points, assuming no changes to other factors, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by $97 million and $72 million, respectively.

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

Goodwill—Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. As of December 31, 2023, we had five reporting units in three reportable segments, TV Media ($11.17 billion of goodwill), Direct-to-Consumer ($2.73 billion of goodwill) and Filmed Entertainment ($2.62 billion of goodwill). The TV Media segment is comprised of two reporting units with $5.16 billion of goodwill in one reporting unit and $6.01 billion in the other.

For our annual impairment test, we perform a qualitative assessment for each reporting unit that we estimate has a fair value that substantially exceeds its respective carrying value. Additionally, we consider the duration of time since a quantitative test was performed, which was in the fourth quarter of 2021 for one reporting unit and as of January 1, 2022 for all other reporting units (“Prior Quantitative Tests”), as described below. For the 2023 annual impairment test, we performed qualitative assessments for all reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included actual and expected financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For each industry in which the reporting units operate, we considered growth projections from independent sources, significant developments within the industry, and market factors, including changes in our market capitalization. Our assessment indicated that macroeconomic factors have negatively impacted inputs used in our previous quantitative tests, including discount rates, certain industry growth rates, and revenue and earnings multiples of publicly traded companies with operations and economic characteristics comparable to each of our reporting units (“comparable company trading multiples”). We assessed the extent of the impact of the changes in these inputs in relation to the significant headroom for each reporting unit in our previous quantitative tests. Based on this assessment, we concluded that while there are indicators that the fair value of most of our reporting units have declined, it is more likely than not that the fair value of each of our reporting units continues to substantially exceed their respective carrying amounts. Therefore, performing quantitative impairment tests was unnecessary.

For the 2022 annual impairment test, we performed qualitative assessments for all reporting units.

Certain future events and circumstances, including further deterioration of market conditions, increases in interest rates, and declines in projections, including from continued weakness in the advertising market, a shift by advertisers to competing advertising platforms, changes in consumer behavior, an acceleration in subscriber declines for our broadcast and cable networks, and/or a decrease in audience acceptance of our content and platforms could result in changes to our assumptions and judgments used in the goodwill impairment tests. A significant adverse change in these assumptions could cause the fair values of the reporting units to fall below their respective carrying values and a noncash impairment charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet. In addition, while we believe our valuation methodologies are consistent with how a marketplace participant would value our reporting units, the application of different valuation techniques to our reporting units, either individually or in combination, could result in a different fair value.

Prior Quantitative Tests
In the fourth quarter of 2021, we performed a quantitative test for one reporting unit. In the first quarter of 2022, in connection with changes to our management structure and the resulting change in operating segments, we reassessed our reporting units and reallocated goodwill from the four reporting units in place prior to the realignment to six reporting units, using a relative fair value approach. We performed goodwill impairment tests

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

as of January 1, 2022 on the reporting units in place before and after the change. For these impairment tests, we performed quantitative tests for three of the reporting units that existed prior to the change and five of the reporting units in place subsequent to the change. For a quantitative goodwill impairment test we calculate an estimated fair value to determine whether it exceeds the carrying value of the respective reporting unit. We also consider the reasonableness of the market capitalization of our Company in relation to the estimated aggregate fair value of our reporting units. For one of the quantitative tests, we estimated fair value based on the traded and transaction values of comparable businesses, and for the remaining quantitative tests, we estimated the fair value based on both the present value of future cash flows (“Discounted Cash Flow Method”) and the traded and transaction values of comparable businesses. The Discounted Cash Flow Method requires us to make various assumptions regarding the timing and amount of future cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated based on a perpetual nominal growth rate, which is based on historical and projected inflation and economic indicators, as well as industry growth projections. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. We utilized discount rates ranging from 9% to 13.5% and terminal values that were based on either growth rates ranging from 1% to 2% or revenue multiples ranging from 1.5x to 2.7x. Traded and transaction values were determined using comparable company trading multiples as well as revenue and earnings multiples from recent transactions of comparable companies. The selected multiples consider each reporting unit’s relative growth, profitability, size, and risk relative to the selected publicly traded companies. Based on the results of these impairment tests, we concluded that the estimated fair values of the reporting units significantly exceeded their respective carrying values and, therefore, no impairment charge was required.

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

Legal Matters
Estimates of liabilities related to legal issues and predecessor operations, including asbestos and environmental matters, require significant judgments by management. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. It is difficult to predict long-term future asbestos liabilities as events and circumstances may impact the estimate. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determined in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. Our estimated asbestos liability is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Based on an assessment of these factors, during the fourth quarter of 2023, we increased the accrual for asbestos matters by $23 million, which was recorded as a charge in “Restructuring and other corporate matters” on the Consolidated Statement of Operations. The increased accrual was primarily the result of a lower-than-expected rate of decline in new claims. Changes in circumstances in future periods could cause our actual liabilities for asbestos and/or environmental matters to be higher or lower than our current accrual. We will continue to evaluate our estimates and update our accruals as needed.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2023, changes in actuarial assumptions resulted in an increase to accumulated other comprehensive loss compared with the prior year-end due to a decrease in the discount rate, which was largely offset by the favorable performance of pension plan assets. A 25 basis point change in the discount rate would result in an estimated change to the accumulated benefit obligation of approximately $79 million and would have an insignificant impact on 2024 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $6 million to 2024 pension expense.

Income Taxes
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and evaluating our income tax positions.  When recording an interim worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. While valuation allowances can require significant judgment, we believe the valuation allowance of $498 million at December 31, 2023 properly reduces our deferred tax assets to the amount that is more likely than not to be realized.

A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized. We evaluate our uncertain tax positions quarterly based on many factors, including, changes in tax laws and interpretations, information received from tax authorities, and other changes in facts and circumstances. Our income tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the reserve for uncertain tax positions of $286 million at December 31, 2023 is properly recorded.

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

In May 2023, the parties to the CBS Litigation entered into a settlement agreement that provided for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses. In September 2023, the Delaware Chancery Court approved the settlement and dismissed the CBS Litigation with prejudice. In October 2023, the Company received the settlement payment in the amount of $120 million, which reflects the settlement of $167.5 million after a deduction was made for administrative costs and plaintiffs’ counsels’ fees and expenses, and accordingly, we recognized a gain of $120 million during the fourth quarter of 2023.

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

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants have appealed the ruling.

Litigation Related to Television Station Owners
In September 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning about January 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. We reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or wrongdoing by the Company, was subject to Court approval. In August 2023, the Court granted preliminary approval of the settlement, and in December 2023, the Court granted final approval of the settlement.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2023, we had pending approximately 19,970 asbestos claims, as compared with approximately 21,580 as of December 31, 2022 and 27,770 as of December 31, 2021. During 2023, we received approximately 2,790 new claims and closed or moved to an inactive docket approximately 4,400 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. A significant number of pending claims against us are non-cancer claims. It is difficult to predict long-term future asbestos liabilities, as events and circumstances may impact the estimate. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determined in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. Our estimated asbestos liability is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Based on an assessment of these factors during the fourth quarter of 2023, we increased the accrual for asbestos matters by $23 million, which was recorded as a charge in “Restructuring and other corporate matters” on the Consolidated Statement of Operations. The increased accrual was primarily the result of a lower-than-expected rate of decline in new claims. Changes in circumstances in future periods could cause our actual liabilities to be higher or lower than our current accrual. We will continue to evaluate our estimates and update our accrual as needed.

Other
From time to time, we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors. While we believe that our accruals for these matters are adequate, there can be no assurance that circumstances will not change in future periods and, as a result, our actual liabilities may be higher or lower than our accrual.
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

At December 31, 2023 and 2022, the notional amount of all foreign currency contracts was $2.72 billion and $3.06 billion, respectively. For 2023, $2.20 billion related to future production costs and $523 million related to our foreign currency balances and other expected foreign currency cash flows. For 2022, $2.40 billion related to future production costs and $655 million related to our foreign currency balances and other expected foreign currency cash flows.

Interest Risk
Interest rates on future long-term debt issuances are exposed to risk related to movements in long-term interest rates. Interest rate hedges may be used to modify this exposure at our discretion. There were no interest rate hedges outstanding at December 31, 2023 or 2022 but in the future we may use derivatives to manage our exposure to interest rates.

At December 31, 2023, the carrying value of our outstanding notes and debentures was $14.60 billion and the fair value was $13.6 billion. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately $1.49 billion and $665 million, respectively.

Credit Risk
We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Our receivables do not represent significant concentrations of credit risk at December 31, 2023 or 2022, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Related Parties
See Note 7 to the consolidated financial statements.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PARAMOUNT GLOBAL

By:	/s/ Robert M. Bakish
Robert M. Bakish President and Chief Executive Officer

By:	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

By:	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Paramount Global
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Paramount Global and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Amortization of Certain Internally-Produced Television Programming Costs
As described in Notes 1 and 4 to the consolidated financial statements, programming that is expected to be predominantly monetized through licensing and distribution on third-party platforms is considered individually monetized and programming that is expected to be predominantly monetized on the Company’s networks and streaming services together with other programming, is considered to be monetized as part of a film group. The Company’s amortization of internally-produced television and film programming costs with individual monetization and film group monetization was $7.16 billion for the year ended December 31, 2023, a majority of which is attributable to the amortization of certain internally-produced television programming costs. For internally-produced television programs that are predominantly monetized on an individual basis, management uses an individual-film-forecast computation method to amortize capitalized production costs over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. For internally-produced television programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on management’s estimate of the timing of the Company’s usage of and benefit from such programming.
The principal consideration for our determination that performing procedures relating to amortization of certain internally-produced television programming costs is a critical audit matter is a high degree of auditor effort in performing procedures related to the amortization of certain internally-produced television programming costs monetized individually and as part of a film group.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the amortization of certain internally-produced television programming costs. These procedures also included, among others (i) recalculating the amortization of certain internally-produced television programming costs on a sample basis and (ii) evaluating, on a test basis, whether the method used to amortize certain internally-produced television programming costs is reasonable by considering either a) information related to past performance of similar television programs in a market, the performance in the initial markets, and future firm commitments to license programs for programming monetized on an individual basis, or b) information related to estimated timing of the usage of content for television programming monetized as part of a film group. Procedures were also performed to test the completeness and accuracy of management's data used in the amortization of certain internally-produced television programming costs.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 28, 2024

We have served as the Company’s or its predecessor’s auditor since 1970.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues	$29,652	$30,154	$28,586
Costs and expenses:
Operating	20,017	19,845	17,744
Programming charges	2,371	—	—
Selling, general and administrative	7,245	7,033	6,398
Depreciation and amortization	418	378	390
Impairment charges	83	27	—
Restructuring and other corporate matters	(31)	585	100
Total costs and expenses	30,103	27,868	24,632
Net gains on dispositions	—	56	2,343
Operating income (loss)	(451)	2,342	6,297
Interest expense	(920)	(931)	(986)
Interest income	137	108	53
Gain (loss) from investments	168	(9)	47
Gain (loss) on extinguishment of debt	29	(120)	(128)
Other items, net	(216)	(124)	(77)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(1,253)	1,266	5,206
Benefit from (provision for) income taxes	361	(227)	(646)
Equity in loss of investee companies, net of tax	(360)	(204)	(91)
Net earnings (loss) from continuing operations	(1,252)	835	4,469
Net earnings from discontinued operations, net of tax	676	379	162
Net earnings (loss) (Paramount and noncontrolling interests)	(576)	1,214	4,631
Net earnings attributable to noncontrolling interests	(32)	(110)	(88)
Net earnings (loss) attributable to Paramount	$(608)	$1,104	$4,543

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(1,284)	$725	$4,381
Net earnings from discontinued operations, net of tax	676	379	162
Net earnings (loss) attributable to Paramount	$(608)	$1,104	$4,543

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(2.06)	$1.03	$6.77
Net earnings from discontinued operations	$1.04	$.58	$.25
Net earnings (loss)	$(1.02)	$1.61	$7.02

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(2.06)	$1.03	$6.69
Net earnings from discontinued operations	$1.04	$.58	$.25
Net earnings (loss)	$(1.02)	$1.61	$6.94

Weighted average number of common shares outstanding:
Basic	652	649	641
Diluted	652	650	655
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net earnings (loss) (Paramount and noncontrolling interests)	$(576)	$1,214	$4,631
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	179	(240)	(143)
Decrease to net actuarial loss and prior service costs	45	337	75
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	224	97	(68)
Other comprehensive income (loss) from discontinued operations	30	(7)	(3)
Comprehensive income (loss)	(322)	1,304	4,560
Less: Comprehensive income attributable to noncontrolling interests	35	105	87
Comprehensive income (loss) attributable to Paramount	$(357)	$1,199	$4,473
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$2,460	$2,885
Receivables, net	7,115	7,412
Programming and other inventory	1,414	1,342
Prepaid expenses and other current assets	1,677	1,308
Current assets of discontinued operations	37	787
Total current assets	12,703	13,734
Property and equipment, net	1,666	1,762
Programming and other inventory	13,851	16,278
Goodwill	16,516	16,499
Intangible assets, net	2,589	2,694
Operating lease assets	1,183	1,391
Deferred income tax assets, net	1,242	1,242
Other assets	3,793	3,991
Assets of discontinued operations	—	802
Total Assets	$53,543	$58,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,100	$1,403
Accrued expenses	2,104	2,071
Participants’ share and royalties payable	2,702	2,416
Accrued programming and production costs	1,842	2,063
Deferred revenues	746	973
Debt	1	239
Other current liabilities	1,153	1,477
Current liabilities of discontinued operations	8	549
Total current liabilities	9,656	11,191
Long-term debt	14,601	15,607
Participants’ share and royalties payable	1,394	1,744
Pension and postretirement benefit obligations	1,337	1,458
Deferred income tax liabilities, net	503	1,077
Operating lease liabilities	1,256	1,428
Program rights obligations	204	367
Other liabilities	1,534	1,715
Liabilities of discontinued operations	8	200

Commitments and contingencies (Note 19)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized and 10 shares issued (2023 and 2022)	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2023 and 2022) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,115 (2023) and 1,112 (2022) shares issued	1	1
Additional paid-in capital	33,210	33,063
Treasury stock, at cost; 503 (2023 and 2022) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	13,829	14,737
Accumulated other comprehensive loss	(1,556)	(1,807)
Total Paramount stockholders’ equity	22,526	23,036
Noncontrolling interests	524	570
Total Equity	23,050	23,606
Total Liabilities and Equity	$53,543	$58,393
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net earnings (loss) (Paramount and noncontrolling interests)	$(576)	$1,214	$4,631
Less: Net earnings from discontinued operations, net of tax	676	379	162
Net earnings (loss) from continuing operations	(1,252)	835	4,469
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by (used for) operating activities from continuing operations:
Programming charges	2,371	—	—
Depreciation and amortization	418	378	390
Impairment charges	83	27	—
Amortization of content costs and participation and residuals expense	14,713	14,951	13,649
Deferred tax (benefit) provision	(650)	(106)	90
Stock-based compensation	177	172	192
Net gains on dispositions	—	(56)	(2,343)
(Gain) loss from investments	(168)	9	(47)
(Gain) loss on extinguishment of debt	(29)	120	128
Equity in loss of investee companies, net of tax and distributions	363	207	96
Change in assets and liabilities
Decrease (increase) in receivables	523	(180)	179
Increase in inventory and related program, participation, and residuals liabilities	(15,518)	(17,164)	(16,763)
(Decrease) increase in accounts payable and other liabilities	(659)	596	642
Decrease in pension and postretirement benefit obligations	(69)	(44)	(61)
Increase in income taxes	267	272	265
Other, net	(186)	(159)	(51)
Net cash flow provided by (used for) operating activities from continuing operations	384	(142)	835
Net cash flow provided by operating activities from discontinued operations	91	361	118
Net cash flow provided by operating activities	475	219	953
Investing Activities:
Investments	(322)	(254)	(193)
Capital expenditures	(328)	(358)	(354)
Acquisitions, net of cash acquired	—	—	(54)
Proceeds from dispositions	71	95	3,028
Other investing activities	(3)	(1)	(25)
Net cash flow (used for) provided by investing activities from continuing operations	(582)	(518)	2,402
Net cash flow provided by (used for) investing activities from discontinued operations	1,524	(8)	(7)
Net cash flow provided by (used for) investing activities	942	(526)	2,395
Financing Activities:
Proceeds from issuance of debt	45	1,138	58
Repayment of debt	(1,277)	(3,140)	(2,230)
Dividends paid on preferred stock	(58)	(58)	(30)
Dividends paid on common stock	(389)	(631)	(617)
Proceeds from issuance of preferred stock	—	—	983
Proceeds from issuance of common stock	—	—	1,672
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(29)	(31)	(110)
Proceeds from exercise of stock options	—	—	408
Payments to noncontrolling interests	(93)	(218)	(235)
Other financing activities	(40)	(41)	(51)
Net cash flow used for financing activities	(1,841)	(2,981)	(152)
Effect of exchange rate changes on cash and cash equivalents	(1)	(94)	(48)
Net (decrease) increase in cash, cash equivalents and restricted cash	(425)	(3,382)	3,148
Cash, cash equivalents and restricted cash at beginning of year (includes $135 of restricted cash for 2021)	2,885	6,267	3,119
Cash and cash equivalents at end of year	$2,460	$2,885	$6,267
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2020	—	$—	617	$1	$29,785	$(22,958)	$10,375	$(1,832)	$15,371	$685	$16,056
Stock-based compensation activity	—	—	11	—	493	—	—	—	493	—	493
Stock issuances	10	—	20	—	2,655	—	—	—	2,655	—	2,655
Preferred stock dividends	—	—	—	—	—	—	(44)	—	(44)	—	(44)
Common stock dividends	—	—	—	—	—	—	(625)	—	(625)	—	(625)
Noncontrolling interests	—	—	—	—	(15)	—	94	—	79	(204)	(125)
Net earnings	—	—	—	—	—	—	4,543	—	4,543	88	4,631
Other comprehensive loss	—	—	—	—	—	—	—	(70)	(70)	(1)	(71)
December 31, 2021	10	—	648	1	32,918	(22,958)	14,343	(1,902)	22,402	568	22,970
Stock-based compensation activity	—	—	2	—	145	—	—	—	145	—	145
Preferred stock dividends	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Common stock dividends	—	—	—	—	—	—	(635)	—	(635)	—	(635)
Noncontrolling interests	—	—	—	—		—	(17)	—	(17)	(103)	(120)
Net earnings	—	—	—	—	—	—	1,104	—	1,104	110	1,214
Other comprehensive income (loss)	—	—	—	—	—	—	—	95	95	(5)	90
December 31, 2022	10	—	650	1	33,063	(22,958)	14,737	(1,807)	23,036	570	23,606
Stock-based compensation activity and other	—	—	3	—	147	—	19	—	166	—	166
Preferred stock dividends	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Common stock dividends	—	—	—	—	—	—	(261)	—	(261)	—	(261)
Noncontrolling interests	—	—	—	—		—	—	—	—	(81)	(81)
Net earnings (loss)	—	—	—	—	—	—	(608)	—	(608)	32	(576)
Other comprehensive income	—	—	—	—	—	—	—	251	251	3	254
December 31, 2023	10	$—	653	$1	$33,210	$(22,958)	$13,829	$(1,556)	$22,526	$524	$23,050
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Paramount Global, a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, is comprised of the following segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime (we rebranded Showtime as Paramount+ with Showtime in January 2024), MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.
•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, BET+ and Noggin. Effective June 27, 2023, we launched the Paramount+ with Showtime subscription plan in the United States (“U.S.”). Effective July 6, 2023, Showtime Networks’ domestic premium subscription service was no longer offered as a standalone subscription service for new subscribers.
•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness and Miramax.

References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.

Discontinued Operations—Simon & Schuster, which was sold during the fourth quarter of 2023, is presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 2). Simon & Schuster was reported as the Publishing segment until we began presenting it as a discontinued operation in the fourth quarter of 2020.

Principles of Consolidation—The consolidated financial statements include the accounts of Paramount, its subsidiaries in which a controlling interest is maintained and variable interest entities (“VIEs”) where we are considered the primary beneficiary, after the elimination of intercompany transactions. Controlling interest is determined by majority ownership interest and the absence of substantive third party participating rights.  Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. For these investments, our proportionate share of net earnings or loss of the entity is recorded in “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations.

Reclassifications—Certain amounts reported for prior years have been reclassified to conform to the current year’s presentation.

Use of Estimates—The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

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

Programming Inventory—We produce and acquire rights to programming to exhibit on our broadcast and cable networks, direct to consumers through our streaming services, on our broadcast television stations, and in theaters. We also produce programming for third parties. Costs for internally-produced and acquired programming inventory, including prepayments for such costs, are recorded within the non-current portion of “Programming and other inventory” on the Consolidated Balance Sheets. Prepayments for the rights to air sporting and other live events that are expected to be expensed over the next 12 months are classified within the current portion of “Programming and other inventory” on the Consolidated Balance Sheets.

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

In addition, production inventory is reduced by contributions from co-production partners, as applicable, and tax incentives earned for qualified production spending in certain U.S. states and international locations. As a result, the benefit of these items will be recognized through reduced amortization over the life of the related content. Included in “Other current assets” and “Other assets” on the Consolidated Balance Sheet at December 31, 2023 were receivables for production tax incentives of $0.5 billion and $1.2 billion, respectively.

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

For content that is predominantly monetized on an individual basis, a television program or feature film is tested for impairment when events or circumstances indicate that its fair value may be less than its unamortized cost. Content that is predominantly monetized within a film group is assessed for impairment at the film group level and would similarly be tested for impairment if circumstances indicate that the fair value of the film group is less than its unamortized costs. If the carrying value of a film group or individual television program or feature film exceeds the estimated fair value, an impairment charge will then be recorded in the amount of the difference. A change in the monetization strategy of content, whether monetized individually or as part of a film group, will result in a reassessment of the predominant monetization strategy and may trigger an assessment of the content for impairment. Any resulting impairment test will be performed either at the individual level or at the film group level where the future cash flows will be generated, as appropriate. In addition, unamortized costs for internally-produced or acquired programming that has been abandoned are written off.

Television and feature film programming and production costs, including inventory amortization, development costs, residuals and participations and impairment charges, if any, are included within “Operating expenses” on the Consolidated Statements of Operations. For 2023, programming charges, which include impairment charges, development cost write-offs and contract termination costs related to strategic changes to our businesses are included within “Programming charges” on the Consolidated Statement of Operations.

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

Impairment of Long-Lived Assets—We assess long-lived assets and intangible assets, other than goodwill and intangible assets with indefinite lives, for impairment whenever there is an indication that the carrying amount of the asset group may not be recoverable.  Recoverability of these asset groups is determined by comparing the forecasted undiscounted cash flows expected to be generated by these asset groups to their net carrying value. If the carrying value is not recoverable, the amount of impairment charge, if any, is measured by the difference between the net carrying value and the estimated fair value of the assets.

Investments—Investments over which we have a significant influence, without a controlling interest, are accounted for under the equity method. Equity investments for which we have no significant influence are measured at fair value where a readily determinable fair value exists. Equity investments that do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for observable price changes. Gains and losses resulting from changes in the fair value of equity investments are recorded in “Gain (loss) from investments” on the Consolidated Statements of Operations. We monitor our investments for impairment and reduce the carrying value of the investment if we determine that an impairment charge is required based on qualitative and quantitative information. Our investments are included in “Other assets” on the Consolidated Balance Sheets.

Goodwill and Intangible Assets—Goodwill is allocated to various reporting units, which are at or one level below our operating segments. Intangible assets with finite lives, which primarily consist of trade names, licenses, and customer agreements are generally amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Goodwill and other intangible assets with indefinite lives, which consist primarily of FCC licenses, are not amortized but are tested for impairment on an annual basis and between annual tests if events occur or circumstances change that would more likely than not reduce the fair value below its carrying amount. If the carrying value of goodwill or the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recognized (see Note 5).

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Affiliate and Subscription Revenues—Affiliate and subscription revenues are principally comprised of affiliate fees received from distributors for carriage of our cable networks (“cable affiliate fees”) and our owned television stations (“retransmission fees”); affiliate fees received from television stations for their affiliation with the CBS Television Network (“reverse compensation”); and subscription fees for our subscription streaming services. Costs incurred for advertising, marketing and other services provided to us by cable, satellite and other distributors that are in exchange for a distinct service are recorded as expenses. If a distinct service is not received, such costs are recorded as a reduction to revenues.

The performance obligation for our affiliate agreements is a license to our programming provided through the continuous delivery of live linear feeds and, for agreements with certain distributors, also includes a license to programming for video-on-demand viewing. Affiliate revenues are recognized over the term of the agreement as we satisfy our performance obligation by continuously providing our customer with the right to use our programming. For agreements that provide for a variable fee, revenues are determined each month based on an agreed upon contractual rate applied to the number of subscribers to our customer’s service. For agreements that provide for a fixed fee, revenues are recognized based on the relative fair value of the content provided over the term of the agreement. These agreements primarily include agreements with television stations affiliated with the CBS Television Network (“network affiliates”) for which fair value is determined based on the fair value of the network affiliate’s service and the value of our programming. For affiliate revenues, payments are generally due monthly. Subscription revenues to our streaming services are recognized evenly over the subscription period.

Theatrical Revenues—Theatrical revenue is earned from the theatrical distribution of our films during the exhibition period. Under these arrangements, revenues are recognized based on sales to the end customer.

Licensing and Other Revenues—Licensing and other revenues are principally comprised of fees from the licensing of the rights to exhibit our internally-produced television and film programming on various platforms in the secondary market after its initial exhibition on our owned or third-party platforms; license fees from content produced or distributed for third parties; home entertainment revenues, which include revenues from the viewing of our content on a transactional basis through transactional video-on-demand (TVOD) and electronic sell-through services, and the sale and distribution of our content through DVDs and Blu-ray discs to wholesale and retail partners; fees from the use of our trademarks and brands for consumer products, recreation and live events; and revenues from studio rentals and production services.

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

Revenue Allowances—DVDs and Blu-ray discs are generally sold with a right of return. We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives. In determining this provision, we consider sources of qualitative and quantitative evidence including forecast sales data, customers’ rights of return, sales levels for units already shipped, historical return rates for similar products, current economic trends, the competitive environment, promotions and our sales strategies. Reserves for sales returns and allowances of $40 million and $70 million at December 31, 2023 and 2022, respectively, are recorded in “Other current liabilities” on the Consolidated Balance Sheets.

Reserves for accounts receivable reflect our expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. Our allowance for credit losses was $120 million and $111 million at December 31, 2023 and 2022, respectively. The provision for doubtful accounts charged to expense was $26 million in 2023, $40 million in 2022 and $8 million in 2021. The expense in 2022 principally includes a charge for amounts due from customers in Russia, Belarus and Ukraine following Russia’s invasion of Ukraine in the first quarter of 2022 (see Note 6).

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

Our leases generally have remaining terms of up to 15 years and often contain renewal options to extend the lease for periods of generally up to 10 years. For leases that contain renewal options, we include the renewal period in the lease term if it is reasonably certain that the option will be exercised. Lease expense and income for our operating leases are recognized on a straight-line basis over the lease term, with the exception of variable lease costs, which are expensed as incurred, and leases of assets used in the production of programming, which are capitalized in programming assets and amortized over the projected useful life of the related programming.

Advertising—Advertising costs are expensed as incurred. We incurred total advertising expenses of $2.90 billion in 2023, $2.69 billion in 2022 and $2.14 billion in 2021.

Interest—Costs associated with the refinancing or issuance of debt, as well as debt discounts or premiums, are recorded as interest over the term of the related debt.

Income Taxes—The provision for/benefit from income taxes includes federal, state, local, and foreign taxes. We recognize the tax on global intangible low-taxed income, a U.S. tax on certain income earned by our foreign subsidiaries, within the provision for income taxes as a period cost when incurred. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. Deferred tax assets and deferred tax liabilities are classified as noncurrent on the Consolidated Balance Sheets.

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

Foreign Currency Translation and Transactions—Assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated into U.S. Dollars at foreign exchange rates in effect at the balance sheet date, while results of operations are translated at average foreign exchange rates for the respective periods. The resulting translation gains and losses are included as a separate component of stockholders’ equity in “Accumulated other comprehensive loss” on the Consolidated Balance Sheets. Argentina has been designated as a highly inflationary economy during all periods presented. Transactions denominated in currencies other than the functional currency will result in remeasurement gains and losses, which are included in “Other items, net” on the Consolidated Statements of Operations.

Net Earnings (Loss) per Common Share—Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Net earnings (loss) available to common stockholders is calculated as net earnings (loss) from continuing operations or net earnings (loss), as applicable, adjusted to include dividends on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”), which was issued in March 2021 (see Note 14).

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

For the year ended December 31, 2023, all of our stock options and RSUs, which totaled 19 million, were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Stock options and RSUs totaling 11 million and 6 million for the years ended December 31, 2022 and 2021, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive. Also excluded from the calculation of diluted EPS for the years ended December 31, 2023 and 2022, was the effect of the assumed conversion of our 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

Year Ended December 31,	2023	2022	2021
(in millions)
Weighted average shares for basic EPS	652	649	641
Dilutive effect of shares issuable under stock-based compensation plans	—	1	5
Conversion of Mandatory Convertible Preferred Stock	—	—	9
Weighted average shares for diluted EPS	652	650	655

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings (loss) from continuing operations and net earnings (loss) used in our calculation of diluted EPS for each of the years ended December 31, 2023 and 2022 include the preferred stock dividends recorded during the period. The table below presents a reconciliation of net earnings (loss) from continuing operations and net earnings (loss) to the amounts used in the calculations of basic and diluted EPS.

Year Ended December 31,	2023	2022	2021
Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(1,284)	$725	$4,381
Preferred stock dividends	(58)	(58)	(44)
Net earnings (loss) from continuing operations for basic EPS calculation	(1,342)	667	4,337
Preferred stock dividend adjustment	—	—	44
Net earnings (loss) from continuing operations for diluted EPS calculation	$(1,342)	$667	$4,381

Amounts attributable to Paramount:
Net earnings (loss)	$(608)	$1,104	$4,543
Preferred stock dividends	(58)	(58)	(44)
Net earnings (loss) for basic EPS calculation	(666)	1,046	4,499
Preferred stock dividend adjustment	—	—	44
Net earnings (loss) for diluted EPS calculation	$(666)	$1,046	$4,543
Stock-based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance for segment reporting, which requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of segment profit or loss (“segment measure”), as well as the disclosure of the other segment items comprising the difference between segment revenues less these significant segment expenses and the segment measure. The update also requires an entity to disclose the title and position of the CODM and to describe how the CODM utilizes the segment measure to assess segment performance and allocate resources. In addition, the update aligns the interim disclosure requirements for segment profit or loss and assets with the annual requirements. The update is effective for us for the year ended December 31, 2024, and for interim periods beginning with the quarter ended March 31, 2025, with early adoption permitted.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Income Taxes
In December 2023, the FASB issued guidance enhancing annual income tax disclosures. Under this guidance, certain enhancements to the effective tax rate reconciliation disclosure are required, including the inclusion of both percentages and amounts, specific categories, and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. The guidance is effective for us starting with the year ended December 31, 2025, with early adoption permitted. The amendment will be applied on a prospective basis, with the option to apply the guidance retrospectively.
2) DISPOSITIONS AND ACQUISITIONS
Dispositions
Simon & Schuster
On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. for $1.62 billion. As a result, we recognized a pretax gain during the fourth quarter of 2023 of $695 million.

The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2023, 2022 and 2021, which primarily relates to Simon & Schuster.

Year Ended December 31, 2023	Simon & Schuster	Other (a)	Total
Revenues	$958	$—	$958
Costs and expenses:
Operating	580	(12)	568
Selling, general and administrative	149	—	149
Restructuring charges	2	—	2
Total costs and expenses	731	(12)	719
Operating income	227	12	239
Other items, net	(9)	—	(9)
Earnings from discontinued operations	218	12	230
Benefit from (provision for) income taxes	12	(3)	9
Earnings from discontinued operations, net of tax	230	9	239
Gain on sale (net of tax of $258 million) (b)	437	—	437
Net earnings from discontinued operations, net of tax	$667	$9	$676

Year Ended December 31, 2022	Simon & Schuster	Other (a)	Total
Revenues	$1,177	$—	$1,177
Costs and expenses:
Operating	746	(30)	716
Selling, general and administrative	180	—	180
Restructuring charges	3	—	3
Total costs and expenses	929	(30)	899
Operating income	248	30	278
Termination fee, net of advisory fees (c)	190	—	190
Other items, net	(12)	—	(12)
Earnings from discontinued operations	426	30	456
Provision for income taxes	(70)	(7)	(77)
Net earnings from discontinued operations, net of tax	$356	$23	$379

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31, 2021	Simon & Schuster	Other (a)	Total
Revenues	$993	$—	$993
Costs and expenses:
Operating	618	(16)	602
Selling, general and administrative	158	—	158
Depreciation and amortization	3	—	3
Restructuring charges	1	—	1
Total costs and expenses	780	(16)	764
Operating income	213	16	229
Other items, net	(10)	—	(10)
Earnings from discontinued operations	203	16	219
Provision for income taxes	(46)	(11)	(57)
Net earnings from discontinued operations, net of tax	$157	$5	$162
(a) Primarily relates to indemnification obligations for leases associated with the previously discontinued operations of Famous Players Inc. (“Famous Players”).
(b) The tax provision on the gain on sale differs from the amount that would be expected at the U.S. federal statutory income tax rate primarily because the goodwill was not deductible for tax purposes.
(c) In accordance with the terms of a previous agreement to sell Simon & Schuster, we received a $200 million termination payment after the U.S. Department of Justice prevailed in its suit to block the sale.
The following table presents the major classes of assets and liabilities of our discontinued operations prior to the sale of Simon & Schuster.

At December 31,	2022
Receivables, net	$558
Other current assets	229
Goodwill	434
Property and equipment, net	53
Operating lease assets	204
Other assets	111
Total Assets	$1,589
Royalties payable	$161
Other current liabilities	388
Operating lease liabilities	182
Other liabilities	18
Total Liabilities	$749
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
3) PROPERTY AND EQUIPMENT

At December 31,	2023	2022
Land	$373	$371
Buildings	881	863
Equipment and other	3,916	4,242
	5,170	5,476
Less: Accumulated depreciation	3,504	3,714
Property and equipment, net	$1,666	$1,762

Year Ended December 31,	2023	2022	2021
Depreciation expense	$383	$337	$344

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

4) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at December 31, 2023 and 2022, grouped by type and predominant monetization strategy.

At December 31,	2023	2022
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,318	$3,238
Internally-produced television and film programming:
Released	6,666	7,154
In process and other	2,028	3,299

Individual Monetization:
Acquired libraries	348	394
Films:
Released	624	694
Completed, not yet released	179	129
In process and other	1,211	1,317
Internally-produced television programming:
Released	496	624
In process and other	361	726
Home entertainment	34	45
Total programming and other inventory	15,265	17,620
Less current portion	1,414	1,342
Total noncurrent programming and other inventory	$13,851	$16,278
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

Year Ended December 31,	2023	2022	2021
Acquired program rights	$5,331	$5,018	$5,143

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$2,065	$2,104	$3,245
Film group monetization	$5,097	$5,187	$3,248
Programming Charges
During 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations relating to these actions during the first half of 2023. These charges, which totaled $2.37 billion, were comprised of $1.97 billion for the impairment of content to its estimated fair value, as well as $402 million for development cost write-offs and contract termination costs. For content that was removed from our platforms or abandoned, the estimated fair value was determined using assumptions for secondary market licensing revenues, if any.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In connection with our continued review of our international content strategy, during the first quarter of 2024 we made a strategic decision to focus on content with mass global appeal. As part of this, we are rationalizing original content on Paramount+, especially internationally, and improving the efficiency of our linear network programming. As a result, we have reviewed our expansive global content portfolio and are removing select content from our platforms. In addition, we have decided not to move forward with certain titles and therefore are abandoning some development projects and terminating certain programming agreements. Accordingly, we expect to recognize additional programming charges that we currently expect to be in the range of approximately $700 million to $900 million during the first quarter of 2024. As we continue to evaluate our content portfolio, we may incur additional programming charges later in 2024.

The following table presents the estimated expected amortization over each of the next three years of released programming inventory on the Consolidated Balance Sheet at December 31, 2023. This information does not include the expected effects of the 2024 programming charges discussed above.

	2024	2025	2026
Acquired program rights	$2,391	$659	$160

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$755	$192	$126
Film group monetization	$3,067	$1,690	$1,031
During the year ending December 31, 2024, we expect to amortize approximately $143 million of our completed, not yet released film inventory, which is monetized on an individual basis.
5) GOODWILL AND OTHER INTANGIBLE ASSETS
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, on an annual basis, and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2023, we had five reporting units. FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2023, we had 14 television markets with FCC license book values, which totaled $2.31 billion.

For our annual impairment test, we perform qualitative assessments for the reporting units and television markets with FCC licenses that we estimate have fair values that significantly exceed their respective carrying values. In making this determination, we also consider the duration of time since a quantitative test was performed. For the 2023 annual impairment test, we performed qualitative assessments for six of our television markets and all of our reporting units. Considering the aggregation of all relevant factors, including the significant headroom in our most recent tests, we concluded that it is not more likely than not that the fair values of our reporting units and the fair value of FCC licenses within each of these markets are less than their respective carrying values. Therefore, performing a quantitative impairment test for these reporting units and FCC licenses was unnecessary.

For the 2023 annual test for FCC licenses, we performed a quantitative impairment test for the remaining eight markets. The quantitative impairment test of FCC licenses calculates an estimated fair value using the Greenfield Discounted Cash Flow Method, which values a hypothetical start-up station in the relevant market by adding

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections. The discount rate and the long-term growth rate were 9% and 1%, respectively.

The impairment tests indicated that the estimated fair values of FCC licenses in five of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $83 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $887 million. The impairment charge, which is recorded within the TV Media segment, was primarily due to increased market volatility and higher interest rates in the fourth quarter of 2023 compared to the prior quarters of 2023 and the fourth quarter of 2022, which resulted in a higher discount rate.

The estimated fair values of FCC licenses in the three remaining markets, which had an aggregate carrying value of $357 million were within 10% of their carrying values.

The following tables present the changes in the book value of goodwill by segment for the years ended December 31, 2023 and 2022.

	Balance at	Acquisitions /	Foreign	Balance at
	December 31, 2022	(Dispositions)	Currency	December 31, 2023
TV Media:
Goodwill	$24,505	$(12)	$29	$24,522
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	11,151	(12)	29	11,168
Direct-to-Consumer
Goodwill	2,728	—	—	2,728
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,728	—	—	2,728
Filmed Entertainment:
Goodwill	2,620	—	—	2,620
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,620	—	—	2,620
Total:
Goodwill	29,853	(12)	29	29,870
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	$16,499	$(12)	$29	$16,516

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Balance at	Acquisitions /	Foreign	Balance at
	December 31, 2021	(Dispositions)	Currency	December 31, 2022
TV Media:
Goodwill	$24,590	$—	$(85)	$24,505
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	11,236	—	(85)	11,151
Direct-to-Consumer:
Goodwill	2,728	—	—	2,728
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,728	—	—	2,728
Filmed Entertainment:
Goodwill	2,620	—	—	2,620
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,620	—	—	2,620
Total:
Goodwill	29,938	—	(85)	29,853
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	$16,584	$—	$(85)	$16,499

Our intangible assets were as follows:

		Accumulated
At December 31, 2023	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$242	$(154)	$88
Licenses	129	(62)	67
Customer agreements	124	(102)	22
Other intangible assets	239	(192)	47
Total intangible assets subject to amortization	734	(510)	224
FCC licenses	2,306	—	2,306
International broadcast licenses	25	—	25
Other intangible assets	34	—	34
Total intangible assets	$3,099	$(510)	$2,589

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

		Accumulated
At December 31, 2022	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$252	$(153)	$99
Licenses	128	(55)	73
Customer agreements	123	(101)	22
Other intangible assets	234	(181)	53
Total intangible assets subject to amortization	737	(490)	247
FCC licenses	2,389	—	2,389
International broadcast licenses	24	—	24
Other intangible assets	34	—	34
Total intangible assets	$3,184	$(490)	$2,694
Amortization expense was as follows:

Year Ended December 31,	2023	2022	2021
Amortization expense	$35	$41	$46
We expect our aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2024 through 2028, to be as follows:

	2024	2025	2026	2027	2028
Future amortization expense	$27	$25	$23	$22	$21
6) RESTRUCTURING AND OTHER CORPORATE MATTERS
During the years ended December 31, 2023, 2022 and 2021, we recorded the following restructuring charges and other corporate matters.

Year Ended December 31,	2023	2022	2021
Severance (a)	$67	$260	$65
Exit costs	35	68	35
Restructuring charges	102	328	100
Other corporate matters	(133)	257	—
Restructuring and other corporate matters	$(31)	$585	$100
(a) Severance costs include the accelerated vesting of stock-based compensation.

Restructuring Charges
Since the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”) (the “Merger”), we implemented a series of initiatives designed to integrate and transform our operations, including changes in management structure. These initiatives led to restructuring actions, and as a result, we recorded restructuring charges for severance of $67 million, $260 million, and $65 million in 2023, 2022, and 2021, respectively. The actions that gave rise to the severance costs included our 2022 operating segment realignment, the integration of Showtime into Paramount+, and the restructuring of our international operations. In addition, during the fourth quarter of 2023, certain eligible employees voluntarily elected to participate in a plan under which they will receive one-time severance benefits, resulting in $13 million of severance costs.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In the years following the Merger, we also consolidated our real estate portfolio to reduce our real estate footprint and create cost synergies. In connection with this consolidation, we identified lease assets that we determined we would not use and instead sublease or terminate early, which resulted in lease impairment charges of $35 million, $68 million, and $35 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the lease assets that we plan to sublease, the impairment charges were the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The restructuring liability at December 31, 2023, which principally relates to severance payments, is expected to be substantially paid by the end of 2024.

		2023 Activity
	Balance at December 31, 2022	Charges (a)	Payments	Balance at December 31, 2023
TV Media	$251	$42	$(131)	$162
Direct-to-Consumer	8	3	(5)	6
Filmed Entertainment	29	5	(20)	14
Corporate	14	12	(16)	10
Total	$302	$62	$(172)	$192

		2022 Activity
	Balance at December 31, 2021	Charges (a)	Payments	Balance at December 31, 2022
TV Media	$122	$221	$(92)	$251
Direct-to-Consumer	—	8	—	8
Filmed Entertainment	34	17	(22)	29
Corporate	34	—	(20)	14
Total	$190	$246	$(134)	$302
(a) For the years ended December 31, 2023 and 2022, excludes stock-based compensation expense of $5 million and $14 million, respectively, and lease asset impairments of $35 million and $68 million, respectively.

Other Corporate Matters
In 2023, we recorded a net benefit of $133 million in other corporate matters, principally consisting of a gain of $120 million from a settlement received in the fourth quarter of 2023 in connection with the final dismissal of the CBS Litigation, as well as insurance recoveries relating to the Viacom Litigation (each as defined and further described under Legal Matters—Stockholder Matters—Litigation Relating to the Merger in Note 19). These benefits are partially offset by a charge of $23 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos in Note 19.

In 2022, we recorded charges for other corporate matters of $257 million, consisting of $211 million associated with stockholder legal matters, principally relating to the Merger, including a charge for the settlement of $122.5 million in connection with the final dismissal of the Viacom Litigation. The charges also included $46 million recorded following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

7) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At December 31, 2023, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

Year Ended December 31,	2023	2022	2021
Revenues	$322	$358	$237

Operating expenses	$24	$24	$21

At December 31,	2023	2022
Receivables, net	$193	$180

Other assets (Receivables, noncurrent)	$101	$18
Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
8) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 18 for revenues by segment disaggregated into these categories.

Year Ended December 31,	2023	2022	2021
Revenues by Type:
Advertising	$9,989	$10,890	$11,412
Affiliate and subscription	13,018	11,551	10,442
Theatrical	813	1,223	241
Licensing and other	5,832	6,490	6,491
Total Revenues	$29,652	$30,154	$28,586

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Receivables
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.39 billion and $1.61 billion at December 31, 2023 and 2022, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Our receivables do not represent significant concentrations of credit risk at December 31, 2023 or 2022, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.8 billion, $1.06 billion and $1.20 billion at December 31, 2023, 2022 and 2021, respectively. We recognized revenues of $0.9 billion for each of the years ended December 31, 2023, 2022 and 2021 that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At December 31, 2023, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $8 billion, of which $4 billion is expected to be recognized in 2024, $2 billion in 2025, $1 billion in 2026, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of $0.4 billion for each of the years ended December 31, 2023, 2022 and 2021, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

9) DEBT
Our debt consists of the following:

At December 31,	2023	2022
7.875% Debentures due 2023	$—	$139
7.125% Senior Notes due 2023	—	35
4.75% Senior Notes due 2025	125	552
4.0% Senior Notes due 2026	345	795
3.45% Senior Notes due 2026	86	124
2.90% Senior Notes due 2027	581	694
3.375% Senior Notes due 2028	497	496
3.70% Senior Notes due 2028	495	494
4.20% Senior Notes due 2029	496	495
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,229	1,226
4.20% Senior Notes due 2032	977	975
5.50% Senior Debentures due 2033	428	427
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,071	1,071
6.75% Senior Debentures due 2037	75	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	489	488
4.375% Senior Debentures due 2043	1,138	1,130
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,234	1,233
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	541
4.60% Senior Notes due 2045	591	590
4.95% Senior Notes due 2050	948	946
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	989
Other bank borrowings	—	55
Obligations under finance leases	1	10
Total debt (a)	14,602	15,846
Less current portion of long-term debt	1	239
Total long-term debt, net of current portion	$14,601	$15,607
(a) At December 31, 2023 and 2022, the senior and junior subordinated debt balances included (i) a net unamortized discount of $419 million and $442 million, respectively, and (ii) unamortized deferred financing costs of $81 million and $89 million, respectively. The face value of our total debt was $15.10 billion at December 31, 2023 and $16.38 billion at December 31, 2022.

Senior Debt
During the fourth quarter of 2023, we repurchased $1.04 billion of our outstanding senior notes due between 2025 and 2027 through a tender offer, for an aggregate repurchase price of $1.00 billion. These repurchases resulted in a pre-tax gain on extinguishment of debt of $29 million. In 2023, we also repaid our $139 million of 7.875% debentures and $35 million of 7.125% senior notes, each at maturity.

In 2022, we redeemed senior notes totaling $2.39 billion, prior to maturity, for an aggregate redemption price of $2.49 billion and redeemed, at par, our $520 million of 5.875% junior subordinated debentures due February 2057. These redemptions resulted in a total pre-tax loss on extinguishment of debt of $120 million.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In 2021, we redeemed senior notes totaling $1.99 billion, prior to maturity, for an aggregate redemption price of $2.11 billion resulting in a pre-tax loss on extinguishment of debt of $128 million.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. There is an acceleration trigger for $9.67 billion of the senior notes and debentures that requires us to make a redemption offer at 101% of the principal amount plus accrued and unpaid interest in the event of ratings downgrades to below investment grade by all three ratings agencies (Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Ratings, Ltd.) due to a change of control.

Junior Debt
In 2022, we issued $1.00 billion of 6.375% junior subordinated debentures due 2062. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027 or on any interest payment date thereafter.

Our $643 million of 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15, 2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

Our junior subordinated debentures also provide for certain covenant packages. In the event of ratings downgrades by all three rating agencies due to a change of control, there is a provision in the junior subordinated debentures that requires us to either elect to redeem the debentures at 101% of the principal amount plus accrued and unpaid interest or, if we elect not to redeem the debentures, the interest rate will be increased by 5 percentage points.

Long-Term Debt Maturities
At December 31, 2023, our scheduled maturities of long-term debt at face value, which excludes payments for the related interest and finance leases, were as follows:

						2029 and
	2024	2025	2026	2027	2028	Thereafter
Long-term debt	$—	$126	$433	$584	$1,000	$12,958
Commercial Paper
At both December 31, 2023 and 2022, we had no outstanding commercial paper borrowings.

Credit Facility
During 2023, we amended and extended our $3.50 billion revolving credit facility (the “Credit Facility”), which now matures in January 2027 (the “2023 Amendment”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. Under the 2023 Amendment, we replaced LIBOR as the benchmark rate for loans denominated in U.S. dollars with Term SOFR. The benchmark rate for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. At December 31, 2023, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter, which prior to the 2023 Amendment was 4.5x. Under the 2023 Amendment, the maximum Leverage Ratio was increased to 5.75x for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until it reaches 4.5x for the quarter ending March 31, 2026. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the amended credit agreement) for the trailing twelve-month period. Under the 2023 Amendment, the definition of the Leverage Ratio was also modified to set the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness to $1.50 billion for quarters ending on or after September 30, 2024. In addition, under the 2023 Amendment, Simon & Schuster was treated as a continuing operation for the purposes of calculating Consolidated EBITDA until its disposition in October 2023. We met the covenant as of December 31, 2023.

Other Bank Borrowings
At December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility, which matures in November 2024. This facility replaced the previous $300 million credit facility that matured in April 2023. At December 31, 2022, we had $55 million of bank borrowings under the previous facility with a weighted average interest rate of 7.09%.
10) LEASES
Lessee Contracts
We have operating leases primarily for office space, equipment, satellite transponders and studio facilities. We also have finance leases for equipment, which were not material for the periods presented. Lease costs are generally fixed, with certain contracts containing variable payments for non-lease costs based on usage and escalations in the lessors’ annual costs.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2023 and 2022, the following amounts were recorded on the Consolidated Balance Sheets relating to our operating leases.

	2023	2022
Right-of-Use Assets
Operating lease assets	$1,183	$1,391

Lease Liabilities
Other current liabilities	$258	$292
Operating lease liabilities	1,256	1,428
Total lease liabilities	$1,514	$1,720

	2023	2022
Weighted average remaining lease term	7 years	7 years

Weighted average discount rate	3.9%	3.6%
The following table presents our lease cost relating to our operating leases.

Year Ended December 31,	2023	2022	2021
Operating lease cost (a) (b)	$332	$373	$374
Short-term lease cost (b) (c)	229	306	283
Variable lease cost (b) (d)	76	77	62
Sublease income	(7)	(12)	(20)
Total lease cost	$630	$744	$699
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

The following table presents supplemental cash flow information for our operating leases.

Year Ended December 31,	2023	2022	2021
Payments for amounts included in operating lease liabilities (operating cash flows)	$368	$394	$399

Noncash additions to operating lease assets	$123	$170	$377

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The expected future payments relating to our operating lease liabilities at December 31, 2023 are as follows:

2024	$309
2025	296
2026	253
2027	208
2028	184
2029 and thereafter	490
Total minimum payments	1,740
Less amounts representing interest	226
Present value of minimum payments	$1,514
As of December 31, 2023, we had no material leases that were executed but not yet commenced.

Lessor Contracts
For the years ended December 31, 2023, 2022 and 2021, we recorded total lease income of $34 million, $65 million and $145 million, respectively, which relates to operating leases of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. Lease income in 2023 was negatively impacted by temporary production shutdowns due to labor strikes. In 2021, lease income included amounts from a production facility and an office building before they were sold in the fourth quarter (see Note 2). Our future fixed lease income is not expected to be material.
11) FINANCIAL INSTRUMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At December 31, 2023 and 2022, the carrying value of our outstanding notes and debentures was $14.60 billion and $15.78 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $13.6 billion and $13.9 billion, respectively.

Investments
At December 31, 2023 and 2022, included in “Other assets” on the Consolidated Balance Sheets are equity-method investments of $96 million and $375 million, respectively, and equity investments without a readily determinable fair value for which we have no significant influence of $612 million and $70 million, respectively. In April 2023, our ownership of Viacom18 was diluted from 49% to 13% following investment by other parties. Accordingly, we no longer account for it under the equity method and instead account for it as an investment without a readily determinable fair value. Upon dilution, the difference between the carrying value of our 49% interest and the fair value of our 13% interest, as indicated by the additional investments, resulted in a noncash gain of $168 million, which was recorded in “Gain (loss) from investments” on the Consolidated Statement of Operations in 2023.

At December 31, 2023, our equity-method investments include a 50% interest in SkyShowtime, a joint venture formed in 2022, which launched a new subscription streaming service in certain European territories, as well as interests in several international television joint ventures. For the years ended December 31, 2023 and 2021, “Equity in loss of investee companies, net of tax” on the Consolidated Statements of Operations included impairment charges of $16 million and $34 million, respectively, relating to television joint ventures.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

In 2022, we sold a 37.5% interest in The CW to Nexstar Media Inc. and received a noncash distribution of $139 million, comprised of certain licensing receivables earned by The CW prior to the sale. This transaction, which reduced our ownership in The CW to 12.5%, resulted in a loss of $4 million, which principally consists of transaction costs. This loss, along with an impairment of an investment of $5 million, is recorded in “Gain (loss) from investments” on the Consolidated Statement of Operations in 2022.

For 2021, “Gain (loss) from investments” of $47 million on the Consolidated Statement of Operations primarily includes a gain of $37 million on the sale of an investment without a readily determinable fair value and a gain of $9 million from an increase in the fair value of a marketable security, which was sold in the third quarter of 2021.

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

At December 31, 2023 and 2022, the notional amount of all foreign currency contracts was $2.72 billion and $3.06 billion, respectively. For 2023, $2.20 billion related to future production costs and $523 million related to our foreign currency balances and other expected foreign currency cash flows. For 2022, $2.40 billion related to future production costs and $655 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2023	2022	Financial Statement Account
Non-designated foreign exchange contracts	$(10)	$51	Other items, net

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

12) FAIR VALUE MEASUREMENTS
The table below presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

At December 31,	2023	2022
Assets:
Foreign currency hedges	$40	$39
Total Assets	$40	$39
Liabilities:
Deferred compensation	$366	$336
Foreign currency hedges	30	83
Total Liabilities	$396	$419
The estimated fair values of our impaired content and FCC licenses (see Notes 4 and 5, respectively) were determined using Level 3 inputs.
13) VARIABLE INTEREST ENTITIES
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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

At December 31,	2023	2022
Total assets	$1,886	$1,961

Total liabilities	$232	$328

Year Ended December 31,	2023	2022	2021
Revenues	$598	$524	$576

Operating income (loss)	$(107)	$(56)	$43

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

Stock Offerings
On March 26, 2021, we completed offerings of 20 million shares of our Class B Common Stock at a price to the public of $85 per share and 10 million shares of 5.75% Series A Mandatory Convertible Preferred Stock at a price to the public and liquidation preference of $100 per share. The net proceeds from the Class B Common Stock offering and the Mandatory Convertible Preferred Stock offering were approximately $1.67 billion and $983 million, respectively, in each case after deducting underwriting discounts, commissions and estimated offering expenses. As of December 31, 2023, the Mandatory Convertible Preferred Stock had an aggregate liquidation preference of $1 billion.

Mandatory Convertible Preferred Stock
Unless earlier converted, each share of Mandatory Convertible Preferred Stock will automatically and mandatorily convert on the mandatory conversion date, expected to be April 1, 2024, into between 1.0013 and 1.1765 shares of our Class B Common Stock, subject to customary antidilution adjustments. The number of shares of Class B Common Stock issuable upon conversion will be determined based on the average of the volume-weighted average price per share of our Class B Common Stock over the 20 consecutive trading day period commencing on, and including, the 21st scheduled trading day immediately preceding April 1, 2024. Holders of the Mandatory Convertible Preferred Stock (“Holders”) have the right to convert all or any portion of their shares of Mandatory Convertible Preferred Stock at any time prior to April 1, 2024 at the minimum conversion rate of 1.0013 shares of our Class B Common Stock. In addition, the conversion rate applicable to such an early conversion may, in certain circumstances, be increased to compensate Holders for certain unpaid accumulated dividends. However, if a fundamental change (as defined in the Certificate of Designations governing the Mandatory Convertible Preferred Stock) occurs on or prior to April 1, 2024, then Holders will, in certain circumstances, be entitled to convert all or a portion of their shares of Mandatory Convertible Preferred Stock at an increased conversion rate for a specified period of time and receive an amount to compensate them for unpaid accumulated dividends and any remaining future scheduled dividend payments. In 2023 and 2022, conversions of Mandatory Convertible Preferred Stock into Class B Common Stock were minimal.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our Mandatory Convertible Preferred Stock for the years ended December 31, 2023, 2022 and 2021.

Year Ended December 31,	2023	2022	2021
Class A and Class B Common Stock
Dividends declared per common share (a)	$.39	$.96	$.96

Total common stock dividends	$261	$635	$625

Mandatory Convertible Preferred Stock
Dividends declared per preferred share (b)	$5.75	$5.75	$4.4243

Total preferred stock dividends	$58	$58	$44
(a) We declared a quarterly cash dividend of $.24 per share on our Class A and Class B Common Stock during the first quarter of 2023 and each of the quarters of 2022 and 2021. Beginning with the second quarter of 2023 and for the remaining quarters of 2023, we declared a quarterly cash dividend on our Class A and Class B Common Stock of $.05 per share.
(b) During the second quarter of 2021, we declared a quarterly cash dividend of $1.5493 per share on our Mandatory Convertible Preferred Stock, representing a dividend period from March 26, 2021 through July 1, 2021. For all subsequent quarters, we declared a quarterly cash dividend of $1.4375 per share on our Mandatory Convertible Preferred Stock.
Treasury Stock
At December 31, 2023, we had $2.36 billion of authorization remaining under our share repurchase program. We did not repurchase any shares of our common stock in the three years ended December 31, 2023.

Common Stock Conversion Rights
Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. In 2023 and 2022, conversions of Class A Common Stock into Class B Common Stock were minimal. In 2021, conversions of Class A Common Stock into Class B Common Stock were 11.6 million.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations		Discontinued Operations
		Net Actuarial		Accumulated
	Cumulative	Loss and	Other	Other
	Translation	Prior	Comprehensive	Comprehensive
	Adjustments	Service Cost	Income (Loss) (a)	Loss
At December 31, 2020	$(303)	$(1,509)	$(20)	$(1,832)
Other comprehensive income (loss) before reclassifications	(142)	5	(3)	(140)
Reclassifications to net earnings	—	70 (b)	—	70
Other comprehensive income (loss)	(142)	75	(3)	(70)
At December 31, 2021	(445)	(1,434)	(23)	(1,902)
Other comprehensive income (loss) before reclassifications	(235)	273	(7)	31
Reclassifications to net earnings	—	64 (b)	—	64
Other comprehensive income (loss)	(235)	337	(7)	95
At December 31, 2022	(680)	(1,097)	(30)	(1,807)
Other comprehensive income (loss) before reclassifications	132	(7)	(5)	120
Reclassifications to net loss	44 (c)	52 (b)	35 (d)	131
Other comprehensive income	176	45	30	251
At December 31, 2023	$(504)	$(1,052)	$—	$(1,556)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses, which for 2021 includes the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans (see Note 17).
(c) Reflects amounts realized within “Gain (loss) from investments” on the Consolidated Statement of Operations in connection with the dilution of our interest in Viacom18 (see Note 11).
(d) Reflects amounts realized within “Net earnings from discontinued operations, net of tax” on the Consolidated Statement of Operations in connection with the sale of Simon & Schuster (see Note 2).

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit for the years ended December 31, 2023, 2022 and 2021 of $14 million, $108 million and $25 million, respectively.
15) STOCK-BASED COMPENSATION
We have long-term equity-based incentive plans (the “Plans”) under which stock options, RSUs and PSUs are issued. The purpose of the Plans is to benefit and advance the interests of our company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of our company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. RSUs and PSUs accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting when the shares are delivered and are forfeited if the award does not vest. Upon exercise of stock options or vesting of RSUs and PSUs, we issue new shares from our existing authorization. At December 31, 2023, there were 24 million shares available for future grant under the Plans. Stock-based compensation awards were also granted under Viacom’s equity incentive plans until December 31, 2020. Upon exercise of outstanding stock options or vesting of RSUs and PSUs previously granted under Viacom’s equity incentive plans, shares may be issued from Viacom’s previous authorization or from treasury stock.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021.

Year Ended December 31,	2023	2022	2021
RSUs and PSUs	$172	$155	$163
Stock options	—	3	9
Expense included in operating and SG&A	172	158	172
Expense included in restructuring and other corporate matters (a)	5	14	20
Stock-based compensation expense, before income taxes	177	172	192
Related tax benefit	(35)	(35)	(41)
Stock-based compensation expense, net of tax benefit	$142	$137	$151
(a) Reflects accelerations as a result of restructuring activities.

Included in net earnings from discontinued operations was stock-based compensation expense of $2 million for the year ended December 31, 2023 and $3 million for each of the years ended December 31, 2022 and 2021.

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

For PSU awards with a market condition, the number of shares to be issued upon vesting is based on the total shareholder return of the Company’s Class B Common Stock measured against the companies comprising the S&P 500 Index or a defined peer group over a designated measurement period. Certain other PSU awards are based on the achievement of established internal operating goals. The fair value of PSU awards with a market condition is determined using a Monte Carlo simulation model, and is expensed over the required employee service period. Compensation expense for these PSUs is not adjusted for the actual number of shares issued based on the outcome of the market condition for completed performance periods. The fair value of PSU awards with internal performance conditions is based on the market price of the shares on the date of grant, and is expensed based on the probable outcome of internal performance metrics and subsequently adjusted to reflect the actual shares issued based on the outcome of the performance metrics for completed performance periods. For all PSU awards, if the required service period is not completed, the award is forfeited, and compensation expense is adjusted. The fair value of PSU awards granted during each of the years ended December 31, 2023 and 2022 was $43 million and for the year ended December 31, 2021 was $3 million.

The weighted average grant date fair value of RSUs and PSUs granted was $22.83, $31.58 and $35.80 in 2023, 2022, and 2021, respectively. The total market value of RSUs and PSUs that vested during 2023, 2022, and 2021 was $74 million, $77 million and $260 million, respectively. Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2023 was $256 million, which is expected to be recognized over a weighted average period of 2.01 years.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes our RSU and PSU share activity:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2022	11,115,371	$33.02
Granted (a)	10,435,617	$22.83
Vested	(4,426,844)	$33.74
Forfeited	(1,619,883)	$29.01
Non-vested at December 31, 2023	15,504,261	$26.38
(a) Grant activity includes 1.4 million of PSUs at target for 2023.

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
At December 31, 2023, all stock options are vested and there is no remaining unrecognized compensation cost.

The following table summarizes our stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding and Exercisable at December 31, 2022	5,096,947	$60.18
Expired	(1,551,541)	$72.72
Outstanding and Exercisable at December 31, 2023	3,545,406	$54.70
The following table summarizes other information relating to stock option exercises during the year ended December 31, 2021. There were no stock option exercises during the years ended December 31, 2023 and 2022.

Year Ended December 31,	2021
Cash received from stock option exercises	$408
Tax benefit of stock option exercises	$29
Intrinsic value of stock option exercises	$128
At December 31, 2023, stock options outstanding and exercisable have a weighted average remaining contractual life of 1.78 years. There was no intrinsic value for options outstanding and exercisable, based on our closing stock price of $14.79 at December 31, 2023.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

16) INCOME TAXES
The U.S. and foreign components of earnings from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2023	2022	2021
United States	$(2,039)	$324	$4,106
Foreign	786	942	1,100
Total	$(1,253)	$1,266	$5,206
The components of the (benefit from) provision for income taxes were as follows:

Year Ended December 31,	2023	2022	2021
Current:
Federal	$70	$75	$179
State and local	84	64	138
Foreign	135	194	239
Total current	289	333	556
Deferred:
Federal	(556)	(57)	249
State and local	(110)	(14)	49
Foreign	16	(35)	(208)
Total deferred	(650)	(106)	90
(Benefit from) provision for income taxes	$(361)	$227	$646
In addition, included in net earnings from discontinued operations was an income tax provision of $249 million, $77 million and $57 million for 2023, 2022, and 2021, respectively.

The equity in loss of investee companies is shown net of tax on the Consolidated Statements of Operations. The tax benefit relating to losses from equity investments was $10 million in 2023, $33 million in 2022 and $49 million in 2021, which represented an effective tax rate of 2.7%, 13.9% and 35.0% for 2023, 2022, and 2021, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the (benefit from) provision for income taxes is summarized as follows:

Year Ended December 31,	2023	2022	2021
Taxes on income at U.S. federal statutory rate	$(263)	$266	$1,093
State and local taxes, net of federal tax benefit	(13)	44	190
Effect of foreign operations	(97)	(20)	(141)
Noncontrolling interests	(6)	(20)	(13)
U.K. statutory rate change	—	—	(260)
Reorganization of foreign operations (a)	(4)	(72)	(229)
Tax deficiency (excess benefit) from stock-based compensation	18	13	(8)
Other, net	4	16	14
(Benefit from) provision for income taxes	$(361)	$227	$646
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
The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2023	2022
Deferred income tax assets:
Reserves and other accrued liabilities	$294	$430
Pension, postretirement and other employee benefits	518	534
Lease liability	400	425
Tax credit and loss carryforwards	423	397
Interest limitation carryforward	63	93
Capitalized costs	155	49
Intangible assets	20	—
Other	10	11
Total deferred income tax assets	1,883	1,939
Valuation allowance	(498)	(488)
Deferred income tax assets, net	1,385	1,451
Deferred income tax liabilities:
Intangible assets	—	(643)
Lease asset	(326)	(344)
Property, equipment and other assets	(140)	(180)
Investments	(99)	(20)
Financing obligations	(67)	(69)
Other	(14)	(30)
Total deferred income tax liabilities	(646)	(1,286)
Deferred income tax assets, net	$739	$165
In addition to the amounts reflected in the table above at December 31, 2022, included in “Assets of discontinued operations” on the Consolidated Balance Sheets are net deferred income tax assets of $55 million.

At December 31, 2023, we had deferred income tax assets for federal foreign tax credit carryforwards of $38 million and net operating loss carryforwards for federal, state and local, and foreign jurisdictions of $259 million,

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

the majority of which expire in various years from 2024 through 2038. The deferred tax asset for the U.S. interest limitation carryforward of $63 million at December 31, 2023 has an indefinite carryforward period.

The 2023 and 2022 deferred income tax assets were reduced by a valuation allowance of $498 million and $488 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions which are not expected to be realized.

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes and as a result, for substantially all of our foreign subsidiaries, we do not intend to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, tax on foreign currency translation gains and losses, and withholding taxes. Accordingly, as of December 31, 2023, we recorded deferred income tax liabilities associated with future repatriations of $11 million on the Consolidated Balance Sheet. Additional income taxes have not been provided for outside basis differences inherent in these entities, which could be recognized upon sale or other transaction, as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2021	$308
Additions for current year tax positions	23
Additions for prior year tax positions	32
Reductions for prior year tax positions	(45)
Cash settlements	(6)
Statute of limitations lapses	(11)
At December 31, 2021	301
Additions for current year tax positions	16
Additions for prior year tax positions	3
Reductions for prior year tax positions	(13)
Cash settlements	(2)
Statute of limitations lapses	(2)
At December 31, 2022	303
Additions for current year tax positions	15
Additions for prior year tax positions	20
Reductions for prior year tax positions	(46)
Cash settlements	(2)
Statute of limitations lapses	(4)
At December 31, 2023	$286
The reserve for uncertain tax positions of $286 million at December 31, 2023 includes $253 million which would affect our effective income tax rate, if and when recognized in future years. We recognized interest and penalties of $26 million for the year ended December 31, 2023 and $14 million for each of the years ended December 31, 2022 and 2021 in the Consolidated Statements of Operations. Liabilities for accrued interest and penalties totaling $87 million and $67 million as of December 31, 2023 and 2022, respectively, are included within “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the Merger, Viacom and CBS filed separate tax returns. For CBS, during the fourth quarter of 2023, the Company and the IRS settled the income tax audit for the 2017 and 2018 tax years with the exception of one item. This item is currently being resolved through the Mutual Agreement Procedure process. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. For tax returns filed as a merged company, we are currently under examination by the IRS for the 2019 tax year. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
17) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. Our pension plans consist of both funded and unfunded plans, and our domestic plans are frozen to future benefit accruals. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Plan benefits are based primarily on an employee’s years of service and pay for each year that the employee participated in the plan. We fund our pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable law, rules and regulations. Plan assets consist principally of corporate bonds, equity securities, common collective trust funds, U.S. government securities and short-term investments. The Company’s Common Stock represented approximately 1.0% and 1.2% of the fair value of plan assets at December 31, 2023 and 2022, respectively.

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

The pension plan disclosures herein include information related to our domestic pension and postretirement benefit plans only, unless otherwise noted. At December 31, 2023 and 2022, the Consolidated Balance Sheets also include a liability of $44 million and $45 million, respectively, in “Pension and postretirement benefit obligations” relating to our non-U.S. pension plans and certain other retirement severance plans.

We use a December 31 measurement date for all pension and other postretirement benefit plans.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table sets forth the change in benefit obligation for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation, beginning of year	$3,661	$4,909	$222	$276
Service cost	—	—	1	1
Interest cost	207	150	12	8
Actuarial loss (gain)	137	(1,089)	(11)	(29)
Benefits paid	(294)	(309)	(40)	(43)
Participants’ contributions	—	—	6	6
Retiree Medicare drug subsidy	—	—	3	3
Benefit obligation, end of year	$3,711	$3,661	$193	$222
The actuarial loss of $137 million, included in the change in benefit obligation for pension benefits in 2023, was driven by a 30 basis point decrease in the discount rate from December 31, 2022 to December 31, 2023.

The following table sets forth the change in plan assets for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Change in plan assets:
Fair value of plan assets, beginning of year	$2,363	$3,191	$—	$—
Actual return (loss) on plan assets	243	(592)	—	—
Employer contributions	195	73	31	34
Benefits paid	(294)	(309)	(40)	(43)
Participants’ contributions	—	—	6	6
Retiree Medicare drug subsidy	—	—	3	3
Fair value of plan assets, end of year	$2,507	$2,363	$—	$—
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2023	2022	2023	2022
Funded status at end of year	$(1,204)	$(1,298)	$(193)	$(222)
Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(74)	$(73)	$(30)	$(34)
Noncurrent liabilities	(1,130)	(1,225)	(163)	(188)
Net amounts recognized	$(1,204)	$(1,298)	$(193)	$(222)
Our qualified pension plans were underfunded by $378 million and $485 million at December 31, 2023 and 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2023	2022	2023	2022
Net actuarial (loss) gain	$(1,585)	$(1,646)	$150	$157
Net prior service cost	(1)	(1)	—	—
	(1,586)	(1,647)	150	157
Deferred income taxes	424	438	(15)	(17)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,162)	$(1,209)	$135	$140
The accumulated benefit obligation for all defined benefit pension plans was $3.71 billion and $3.66 billion at December 31, 2023 and 2022, respectively.

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2023	2022
Projected and accumulated benefit obligation	$3,711	$3,661
Fair value of plan assets	$2,507	$2,363
The following tables present the components of net periodic cost (benefit) and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2023	2022	2021	2023	2022	2021
Components of net periodic cost:
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	207	150	145	12	8	8
Expected return on plan assets	(128)	(172)	(188)	—	—	—
Amortization of actuarial losses (gains)	83	97	93	(18)	(15)	(15)
Settlements (a)	—	—	10	—	—	—
Net periodic cost (benefit) (b)	$162	$75	$60	$(5)	$(6)	$(6)
(a) Reflects the accelerated recognition of a portion of the unamortized actuarial losses due to the volume of lump sum benefit payments in one of our pension plans.
(b) Includes amounts reflected in net earnings from discontinued operations of $7 million for the year ended December 31, 2023 and $3 million for each of the years ended December 31, 2022 and 2021.
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net.”

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2023	2022	2021	2023	2022	2021
Other comprehensive income (loss):
Actuarial (loss) gain	$(22)	$325	$(27)	$11	$29	$18
Share of equity investee	—	1	1	—	—	—
Settlements	—	—	10	—	—	—
Amortization of actuarial losses (gains)	83	97	93	(18)	(15)	(15)
	61	423	77	(7)	14	3
Deferred income taxes	(14)	(103)	(19)	2	(3)	(1)
Recognized in other comprehensive income (loss), net of tax	$47	$320	$58	$(5)	$11	$2

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	5.6%	5.9%	3.2%	5.7%	6.0%	3.0%
Rate of compensation increase	—%	—%	—%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	5.9%	3.2%	2.9%	6.0%	3.0%	2.6%
Expected long-term return on plan assets	5.7%	5.6%	5.9%	N/A	N/A	N/A
Cash balance interest crediting rate	5.0%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	—%	—%	—%	N/A	N/A	N/A
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

The following additional assumptions were used in accounting for postretirement benefits.

	2023	2022
Projected health care cost trend rate (pre-65)	6.5%	6.8%
Projected health care cost trend rate (post-65)	6.5%	6.8%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2030	2030

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Plan Assets
The Paramount Global Investments Committee (the “Committee”) determines the strategy for the investment of pension plan assets. The Committee establishes target asset allocations for our pension plan trusts based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s domestic pension plans is to invest between 60% - 68% in liability hedging assets, 22% - 30% in equity securities, 3% - 10% in real estate and real assets and the remainder in cash, cash equivalents, Paramount stock and other investments. At December 31, 2023, the trusts were invested approximately 61% in liability hedging assets, 25% in equity securities, 6% in real estate and real assets, and the remainder in cash, cash equivalents, Paramount stock and other investments. Liability hedging assets consist of a diversified portfolio of fixed income instruments that are substantially investment grade, with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

The following tables set forth our pension plan assets measured at fair value on a recurring basis at December 31, 2023 and 2022. These assets have been categorized according to the three-level fair value hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. See Note 12 for a description of the levels within this hierarchy. There are no investments categorized as Level 3.

At December 31, 2023	Level 1	Level 2	Total
Cash and cash equivalents (a)	$—	$69	$69
Fixed income securities:
U.S. treasury securities	107	—	107
Government-related securities	—	129	129
Corporate bonds (b)	—	1,164	1,164
Mortgage-backed and asset-backed securities	—	128	128
Equity securities:
U.S. large capitalization	89	—	89
U.S. small capitalization	18	—	18
Exchange Trade Fund (ETF)	27	—	27
Other	—	8	8
Total assets in fair value hierarchy	$241	$1,498	$1,739
Common collective funds measured at net asset value (c) (d)			676
Limited partnerships measured at net asset value (c)			10
Mutual funds measured at net asset value (c)			82
Investments, at fair value			$2,507

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2022	Level 1	Level 2	Total
Cash and cash equivalents (a)	$—	$3	$3
Fixed income securities:
U.S. treasury securities	108	—	108
Government-related securities	—	133	133
Corporate bonds (b)	—	1,144	1,144
Mortgage-backed and asset-backed securities	—	101	101
Equity securities:
U.S. large capitalization	48	—	48
U.S. small capitalization	63	—	63
Total assets in fair value hierarchy	$219	$1,381	$1,600
Common collective funds measured at net asset value (c) (d)			660
Limited partnerships measured at net asset value (c)			11
Mutual funds measured at net asset value (c)			92
Investments, at fair value			$2,363
(a)  Assets categorized as Level 2 reflect investments in money market funds.
(b)  Securities of diverse sectors and industries, substantially all investment grade.
(c)  In accordance with FASB guidance, investments that are measured at fair value using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy.
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

Future Benefit Payments
Estimated future benefit payments are as follows:

	2024	2025	2026	2027	2028	2029-2033
Pension	$322	$317	$314	$308	$307	$1,375
Postretirement	$31	$28	$26	$23	$21	$74
Retiree Medicare drug subsidy	$3	$3	$3	$3	$2	$10
In 2024, we expect to make $13 million in contributions to our qualified pension plans for minimum funding requirements under ERISA and $76 million to our non-qualified pension plans to satisfy benefit payments due

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

under these plans. Also in 2024, we expect to contribute approximately $31 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

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

The table below presents information concerning our participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2023	2022	2023	2022	2021
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$18	$16	$17	6/30/2026
Directors Guild of America - Producer (b)	95-2892780-001	Green	Green	17	19	23	6/30/2026
Producer-Writers Guild of America (b)	95-2216351-001	Green	Green	24	30	26	5/1/2026
Screen Actors Guild - Producers (b)	95-2110997-001	Green	Green	27	30	45	6/30/2026
Motion Picture Industry	95-1810805-001	Green	Green	48	63	66	(c)
I.A.T.S.E. Local No. 33 Pension Trust Fund	95-6377503-001	Green	Green	2	5	10	12/31/2025
Other Plans				15	14	16
	Total contributions			$151	$177	$203
(a) The zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2023 and 2022. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan which has a plan year ending November 30.
(b) The Company was listed in these plan’s most recent Form 5500 as providing more than 5% of total contributions for the plan.
(c) The expiration dates range from July 31, 2024 through March 2, 2025.
As a result of the above noted zone status there were no funding improvements or rehabilitation plans implemented, as defined by ERISA, nor any surcharges imposed for any of the individual plans listed.

We also contribute to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $172 million, $192 million and $184 million for the years ended December 31, 2023, 2022 and 2021, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Defined Contribution Plans
We sponsor defined contribution plans for the benefit of employees meeting eligibility requirements. Employer contributions to such plans were $151 million, $137 million and $106 million for the years ended December 31, 2023, 2022 and 2021, respectively.
18) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment. Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services.

Year Ended December 31,	2023	2022	2021
Revenues:
Advertising	$8,188	$9,350	$10,105
Affiliate and subscription	8,085	8,180	8,413
Licensing and other	3,812	4,202	4,216
TV Media	20,085	21,732	22,734
Advertising	1,795	1,533	1,298
Subscription	4,933	3,371	2,029
Licensing	8	—	—
Direct-to-Consumer	6,736	4,904	3,327
Advertising	24	23	18
Theatrical	813	1,223	241
Licensing and other	2,120	2,460	2,428
Filmed Entertainment	2,957	3,706	2,687
Eliminations	(126)	(188)	(162)
Total Revenues	$29,652	$30,154	$28,586
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

Year Ended December 31,	2023	2022	2021
Intercompany Revenues:
TV Media	$63	$66	$87
Direct-to-Consumer	1	—	2
Filmed Entertainment	62	122	73
Total Intercompany Revenues	$126	$188	$162

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, other corporate matters, programming charges, impairment charges and gains or losses on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the primary method used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

Year Ended December 31,	2023	2022	2021
Adjusted OIBDA:
TV Media	$4,791	$5,451	$5,892
Direct-to-Consumer	(1,663)	(1,819)	(992)
Filmed Entertainment	(119)	272	207
Corporate/Eliminations	(447)	(470)	(491)
Stock-based compensation (a)	(172)	(158)	(172)
Depreciation and amortization	(418)	(378)	(390)
Programming charges	(2,371)	—	—
Impairment charges	(83)	(27)	—
Restructuring and other corporate matters	31	(585)	(100)
Net gains on dispositions	—	56	2,343
Operating income (loss)	(451)	2,342	6,297
Interest expense	(920)	(931)	(986)
Interest income	137	108	53
Gain (loss) from investments	168	(9)	47
Gain (loss) on extinguishment of debt	29	(120)	(128)
Other items, net	(216)	(124)	(77)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(1,253)	1,266	5,206
Benefit from (provision for) income taxes	361	(227)	(646)
Equity in loss of investee companies, net of tax	(360)	(204)	(91)
Net earnings (loss) from continuing operations	(1,252)	835	4,469
Net earnings from discontinued operations, net of tax	676	379	162
Net earnings (loss) (Paramount and noncontrolling interests)	(576)	1,214	4,631
Net earnings attributable to noncontrolling interests	(32)	(110)	(88)
Net earnings (loss) attributable to Paramount	$(608)	$1,104	$4,543
(a) Stock-based compensation expense of $5 million for 2023, $14 million for 2022 and $20 million for 2021 is included in “Restructuring and other corporate matters”.

Year Ended December 31,	2023	2022	2021
Revenues: (a)
United States	$23,962	$24,412	$23,320
International	5,690	5,742	5,266
Total Revenues	$29,652	$30,154	$28,586
(a) Revenue classifications are based on customers’ locations.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31,	2023	2022
Long-lived Assets: (a)
United States	$15,249	$18,231
International	1,451	1,458
Total Long-lived Assets	$16,700	$19,689
(a) Reflects total assets less current assets, investments, goodwill, intangible assets, noncurrent receivables and noncurrent deferred tax assets.
We do not disclose our assets by segment because they are not used to evaluate our operating performance or in determining the allocation of resources.
19) COMMITMENTS AND CONTINGENCIES
Commitments
Our long-term commitments not recorded on the balance sheet primarily consist of programming and talent commitments and purchase obligations for goods and services resulting from our normal course of business.

Off-Balance Sheet Arrangements
Our long-term programming and talent commitments not recorded on the balance sheet, estimated to aggregate to $31.34 billion as of December 31, 2023, include $28.56 billion for sports programming rights and $2.78 billion relating to the production and licensing of television and film programming, including talent contracts. We also have long-term committed purchase obligations which include agreements to purchase goods or services in the future that totaled $1.08 billion as of December 31, 2023. These commitments are payable as follows:

	Payments Due by Period
							2029 and
	Total	2024	2025	2026	2027	2028	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments	$31,338	$3,491	$3,565	$3,350	$3,085	$3,448	$14,399
Purchase obligations	$1,077	$432	$375	$191	$27	$13	$39

On-Balance Sheet Arrangements
At December 31, 2023, we also had long-term contractual obligations for programming liabilities, participations, and residuals, as well as a tax liability resulting from federal tax legislation enacted in December 2017, that are recorded on the Consolidated Balance Sheet. The tax liability reflects the long-term portion of the tax on the Company’s historical accumulated foreign earnings and profits, which is payable to the IRS in 2025. These long-term contractual obligations are payable as follows:

Payments Due by Period
					2029 and
Total	2025	2026	2027	2028	Thereafter
$1,704	$1,228	$321	$86	$43	$26
We also have long-term lease commitments for office space, equipment, transponders and studio facilities, which are recorded on the Consolidated Balance Sheet at December 31, 2023. See Note 10 for details of our operating lease commitments.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Guarantees
Letters of Credit and Surety Bonds
At December 31, 2023, we had outstanding letters of credit and surety bonds of $213 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility, under which no letters of credit were issued. In January 2024, in accordance with the contractual requirements of one of our commitments, a $1.9 billion letter of credit was issued under this facility. The amount outstanding under the letter of credit will decrease throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility (see Note 9).
CBS Television City
In connection with the sale of the CBS Television City property and sound stage operation (“CBS Television City”) in 2019, we guaranteed a specified level of cash flows to be generated by the business during the first five years following the completion of the sale. Included in “Other current liabilities” on the Consolidated Balance Sheet at December 31, 2023 is a liability totaling $26 million, reflecting the present value of the remaining estimated amount payable under the guarantee obligation.
Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players. These lease commitments totaled $8 million at December 31, 2023, and are presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

In May 2023, the parties to the CBS Litigation entered into a settlement agreement that provided for, among other things, the final dismissal of the CBS Litigation in exchange for a settlement payment to the Company in the amount of $167.5 million, less administrative costs and plaintiffs’ counsels’ fees and expenses. In September 2023, the Delaware Chancery Court approved the settlement and dismissed the CBS Litigation with prejudice. In October 2023, the Company received the settlement payment in the amount of $120 million, which reflects the settlement of $167.5 million after a deduction was made for administrative costs and plaintiffs’ counsels’ fees and expenses, and accordingly, we recognized a gain of $120 million during the fourth quarter of 2023.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants have appealed the ruling.

Litigation Related to Television Station Owners
In September 2019, the Company was added as a defendant in a multi-district putative class action lawsuit filed in the United States District Court for the Northern District of Illinois. The lawsuit was filed by parties that claim to have purchased broadcast television spot advertising beginning about January 2014 on television stations owned by one or more of the defendant television station owners and alleges the sharing of allegedly competitively sensitive information among such television stations in alleged violation of the Sherman Antitrust Act. The action, which names the Company among fourteen total defendants, seeks monetary damages, attorneys’ fees, costs and interest as well as injunctions against the allegedly unlawful conduct. We reached an agreement with the plaintiffs to settle the lawsuit. The settlement, which includes no admission of liability or wrongdoing by the Company, was subject to Court approval. In August 2023, the Court granted preliminary approval of the settlement, and in December 2023, the Court granted final approval of the settlement.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2023, we had pending approximately 19,970 asbestos claims, as compared with approximately 21,580 as of December 31, 2022 and 27,770 as of December 31, 2021. During 2023, we received approximately 2,790 new claims and closed or moved to an inactive docket approximately 4,400 claims. We report claims as closed when we become aware that a dismissal

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. A significant number of pending claims against us are non-cancer claims. It is difficult to predict long-term future asbestos liabilities, as events and circumstances may impact the estimate. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determined in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. Our estimated asbestos liability is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Based on an assessment of these factors during the fourth quarter of 2023, we increased the accrual for asbestos matters by $23 million, which was recorded as a charge in “Restructuring and other corporate matters” on the Consolidated Statement of Operations. The increased accrual was primarily the result of a lower-than-expected rate of decline in new claims. Changes in circumstances in future periods could cause our actual liabilities to be higher or lower than our current accrual. We will continue to evaluate our estimates and update our accrual as needed.

Other
From time to time, we receive claims from federal and state environmental regulatory agencies and other entities asserting that we are or may be liable for environmental cleanup costs and related damages principally relating to our historical and predecessor operations. In addition, from time to time we receive personal injury claims including toxic tort and product liability claims (other than asbestos) arising from our historical operations and predecessors. While we believe that our accruals for these matters are adequate, there can be no assurance that circumstances will not change in future periods and, as a result, our actual liabilities may be higher or lower than our accrual.
20) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of “Other items, net” on the Consolidated Statements of Operations.

Year Ended December 31,	2023	2022	2021
Pension and postretirement benefit costs	$(153)	$(65)	$(43)
Foreign exchange losses	(66)	(58)	(26)
Pension settlement charge (Note 17)	—	—	(10)
Other	3	(1)	2
Other items, net	$(216)	$(124)	$(77)

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Redeemable Noncontrolling Interest
On October 31, 2022 we acquired the remaining 40% interest in Nickelodeon UK Limited (“Nick UK”), bringing our ownership to 100%. Prior to this transaction, we were subject to a redeemable put option with respect to Nick UK, which was classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheet at December 31, 2021. The activity reflected within redeemable noncontrolling interest for the years ended December 31, 2022 and 2021 is presented below.

Year Ended December 31,	2022	2021
Beginning balance	$107	$197
Net earnings	4	14
Distributions	(6)	(5)
Translation adjustment	(20)	(5)
Redemption value adjustment	17	(94)
Purchase of noncontrolling interest	(102)	—
Ending balance	$—	$107
Supplemental Cash Flow Information

Year Ended December 31,	2023	2022	2021
Cash paid for interest	$901	$920	$970

Cash paid for income taxes:
Continuing operations	$22	$61	$291
Discontinued operations	85	12	43
Total cash paid for income taxes	$107	$73	$334

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon are set forth in Item 8, on pages II-37 and II-38, of this report.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to the Company’s directors will be contained in the Proxy Statement for the Company’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the headings “Our Board of Directors” and “Item 1 — Election of Directors,” which information is incorporated herein by reference.

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

None.

IV-1

PARAMOUNT GLOBAL AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Expenses and Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2023	$111	$26	$17	$120
Year ended December 31, 2022	$80	$40	$9	$111
Year ended December 31, 2021	$85	$8	$13	$80

Valuation allowance on deferred tax assets:
Year ended December 31, 2023	$488	$20	$10	$498
Year ended December 31, 2022	$581	$15	$108	$488
Year ended December 31, 2021	$593	$63	$75	$581

Reserves for inventory obsolescence:
Year ended December 31, 2023	$44	$7	$19	$32
Year ended December 31, 2022	$47	$—	$3	$44
Year ended December 31, 2021	$58	$—	$11	$47

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

(c)
Amended and Restated Senior Indenture, dated as of November 3, 2008 (“2008 Indenture”), among CBS Corporation, CBS Operations Inc., and The Bank of New York Mellon, as senior trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S‑3 of CBS Corporation filed November 3, 2008) (Registration No. 333‑154962) (File No. 001‑09553).

(d)
First Supplemental Indenture to 2008 Indenture, dated as of April 5, 2010, among CBS Corporation, CBS Operations Inc., and Deutsche Bank Trust Company Americas, as senior trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8‑K of CBS Corporation filed April 5, 2010) (File No. 001‑09553).

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
(a)
ViacomCBS Inc. 2009 Long-Term Incentive Plan, as amended and restated as of May 25, 2021 (incorporated by reference to Annex A to the Definitive Proxy Statement of ViacomCBS Inc. filed April 2, 2021) (File No. 001-09553).*

	(b)	Forms of Certificate and Terms and Conditions for equity awards under ViacomCBS Inc. 2009 Long‑Term Incentive Plan:
(i) Stock Options (incorporated by reference to Exhibit 10(c)(ii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*
(ii) Performance Share Units (incorporated by reference to Exhibit 10(b)(iv) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
(iii) Performance Share Units (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2023) (File No. 001-09553)*
____________________________________
*Management contract or compensatory plan or arrangement.

Exhibit No.	Description of Document
	(iv)	Restricted Share Units (incorporated by reference to Exhibit 10(b)(v) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
	(v)	Restricted Share Units (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2023) (File No. 001-09553)*
(c)
Paramount Global Short-Term Incentive Plan, as amended and restated as of February 13, 2023 (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(d)
Paramount Global Excess 401(k) Plan for Designated Senior Executives - Part A, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (Registration No. 333‑154962).*

(e)
Paramount Global Excess 401(k) Plan for Designated Senior Executives - Part B, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553), as further amended by Amendment No. 2, effective as of January 1, 2021 (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(f)
Paramount Global Bonus Deferral Plan for Designated Senior Executives - Part A, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553).*

(g)
Paramount Global Bonus Deferral Plan for Designated Senior Executives - Part B, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(f) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553).*

(h)	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).*
(i)	Forms of Terms and Conditions to the Certificates for equity awards under the Viacom Inc. 2016 Long-Term Management Incentive Plan:
	(i)	Stock Options (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*
	(ii)	Performance Share Units (incorporated by reference to Exhibit 10(g)(iv) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
	(iii)	Restricted Share Units (incorporated by reference to Exhibit 10(g)(v) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
(j)
Viacom Excess Pension Plan, as amended and restated as of January 1, 2023 (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(k)
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
Summary of Paramount Global Compensation for Outside Directors, as of December 16, 2022 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(n)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(o)
CBS Corporation Deferred Compensation Plan for Outside Directors, as amended and restated as of January 29, 2015 (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

____________________________________
*Management contract or compensatory plan or arrangement.

Exhibit No.	Description of Document
(p)
CBS Corporation 2005 RSU Plan for Outside Directors, as amended and restated as of January 29, 2015 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(q)
CBS Corporation 2015 Equity Plan for Outside Directors, effective as of May 21, 2015 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

(r)
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
Employment Agreement, dated as of June 28, 2023, between Paramount Global and Naveen Chopra (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended June 30, 2023) (File No. 001-09553).*

(v)
Employment Agreement, dated as of March 15, 2022, between Paramount Global and Christa A. D’Alimonte (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022) (File No. 001-09553).*

(w)
Employment Agreement, dated as of April 11, 2022, between Paramount Global and DeDe Lea (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022) (File No. 001-09553).*

(x)
Employment Agreement, dated as of April 11, 2022, between Paramount Global and Nancy Phillips (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022) (File No. 001-09553).*

(y)
Paramount Global Executive Change in Control Severance Protection Plan, effective as of November 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed November 17, 2023) (File No. 001-09553).*

(z)
Form of Participant Letter Agreement under Paramount Global Executive Change in Control Severance Protection Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Paramount Global filed November 17, 2023) (File No. 001-09553).*

(aa)
Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(bb)
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

(cc)
Amendment No. 1 to the Credit Agreement, dated as of December 9, 2021, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed December 14, 2021) (File No. 001-09553).

(dd)
Amendment No. 2 to the Credit Agreement, dated as of February 14, 2022, by and among the parties listed therein (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2021) (File No. 001‑09553).

(ee)
Amendment No. 3 to the Credit Agreement, dated as of March 3, 2023, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed March 9, 2023) (File No. 001-09553).

(ff)
Settlement and Release Agreement, effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(gg)
Amendment No. 1 to the Settlement and Release Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

____________________________________
*Management contract or compensatory plan or arrangement.

Exhibit No.		Description of Document
(hh)
Support Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(ii)
Governance Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(jj)
Insurance Procurement and Indemnification Agreement, dated as of July 25, 2023, by and among the parties listed therein (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended September 30, 2023) (File No. 001-09553).*

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

(97)		Paramount Global Clawback Policy (filed herewith).
(101)		Interactive Data File
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
Date: February 28, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Paramount Global and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert M. Bakish	President and Chief Executive Officer; Director (Principal Executive Officer)	February 28, 2024
Robert M. Bakish

/s/ Naveen Chopra	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Naveen Chopra

/s/ Katherine Gill-Charest	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2024
Katherine Gill-Charest

*	Director	February 28, 2024
Barbara M. Byrne

*	Director	February 28, 2024
Linda M. Griego

*	Director	February 28, 2024
Robert N. Klieger

*	Director	February 28, 2024
Judith A. McHale

	Signature	Title	Date

	*	Director	February 28, 2024
Dawn Ostroff

	*	Director	February 28, 2024
Charles E. Phillips, Jr.

	*	Non-Executive Chair	February 28, 2024
Shari Redstone

	*	Director	February 28, 2024
Susan Schuman

	*	Director	February 28, 2024
Nicole Seligman

	*	Director	February 28, 2024
Frederick O. Terrell

*By:	/s/ Christa A. D’Alimonte		February 28, 2024
Christa A. D’Alimonte Attorney-in-Fact for Directors