Form 10-Q
period 2024-03-31
Paramount Global
filed 2024-04-29
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at April 25, 2024:
Class A Common Stock, par value $.001 per share— 40,702,775
Class B Common Stock, par value $.001 per share— 625,775,907

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$7,685	$7,265
Costs and expenses:
Operating	5,036	4,964
Programming charges	1,118	1,674
Selling, general and administrative	1,662	1,753
Depreciation and amortization	100	100
Restructuring charges	186	—
Total costs and expenses	8,102	8,491
Operating loss	(417)	(1,226)
Interest expense	(221)	(226)
Interest income	45	35
Loss from investment	(4)	—
Other items, net	(38)	(46)
Loss from continuing operations before income taxes and equity in loss of investee companies	(635)	(1,463)
Benefit from income taxes	172	381
Equity in loss of investee companies, net of tax	(90)	(75)
Net loss from continuing operations	(553)	(1,157)
Net earnings from discontinued operations, net of tax	9	45
Net loss (Paramount and noncontrolling interests)	(544)	(1,112)
Net earnings attributable to noncontrolling interests	(10)	(6)
Net loss attributable to Paramount	$(554)	$(1,118)

Amounts attributable to Paramount:
Net loss from continuing operations	$(563)	$(1,163)
Net earnings from discontinued operations, net of tax	9	45
Net loss attributable to Paramount	$(554)	$(1,118)

Basic net earnings (loss) per common share attributable to Paramount:
Net loss from continuing operations	$(.88)	$(1.81)
Net earnings from discontinued operations	$.01	$.07
Net loss	$(.87)	$(1.74)

Diluted net earnings (loss) per common share attributable to Paramount:
Net loss from continuing operations	$(.88)	$(1.81)
Net earnings from discontinued operations	$.01	$.07
Net loss	$(.87)	$(1.74)

Weighted average number of common shares outstanding:
Basic	654	651
Diluted	654	651
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2024	2023
Net loss (Paramount and noncontrolling interests)	$(544)	$(1,112)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(68)	53
Decrease to net actuarial loss and prior service costs	9	11
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	(59)	64
Other comprehensive income from discontinued operations	—	2
Comprehensive loss	(603)	(1,046)
Less: Comprehensive income attributable to noncontrolling interests	10	7
Comprehensive loss attributable to Paramount	$(613)	$(1,053)
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,384	$2,460
Receivables, net	7,096	7,115
Programming and other inventory	892	1,414
Prepaid expenses and other current assets	1,511	1,677
Current assets of discontinued operations	49	37
Total current assets	11,932	12,703
Property and equipment, net	1,612	1,666
Programming and other inventory	13,420	13,851
Goodwill	16,500	16,516
Intangible assets, net	2,580	2,589
Operating lease assets	1,117	1,183
Deferred income tax assets, net	1,244	1,242
Other assets	3,622	3,793
Total Assets	$52,027	$53,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$787	$1,100
Accrued expenses	1,728	2,104
Participants’ share and royalties payable	2,625	2,702
Accrued programming and production costs	1,994	1,842
Deferred revenues	671	746
Debt	1	1
Other current liabilities	1,438	1,161
Total current liabilities	9,244	9,656
Long-term debt	14,607	14,601
Participants’ share and royalties payable	1,337	1,394
Pension and postretirement benefit obligations	1,332	1,337
Deferred income tax liabilities, net	273	503
Operating lease liabilities	1,199	1,256
Program rights obligations	204	204
Other liabilities	1,494	1,542
Commitments and contingencies (Note 14)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 10 (2024 and 2023) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2024 and 2023) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,117 (2024) and 1,115 (2023) shares issued	1	1
Additional paid-in capital	33,240	33,210
Treasury stock, at cost; 503 (2024 and 2023) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	13,226	13,829
Accumulated other comprehensive loss	(1,615)	(1,556)
Total Paramount stockholders’ equity	21,894	22,526
Noncontrolling interests	443	524
Total Equity	22,337	23,050
Total Liabilities and Equity	$52,027	$53,543
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2024	2023
Operating Activities:
Net loss (Paramount and noncontrolling interests)	$(544)	$(1,112)
Less: Net earnings from discontinued operations, net of tax	9	45
Net loss from continuing operations	(553)	(1,157)
Adjustments to reconcile net loss from continuing operations to net cash flow provided by (used for) operating activities from continuing operations:
Depreciation and amortization	100	100
Programming charges	1,118	1,674
Deferred tax benefit	(231)	(436)
Stock-based compensation	47	39
Loss from investment	4	—
Equity in loss of investee companies, net of tax	90	75
Change in assets and liabilities	(315)	(778)
Net cash flow provided by (used for) operating activities from continuing operations	260	(483)
Net cash flow provided by operating activities from discontinued operations	—	105
Net cash flow provided by (used for) operating activities	260	(378)
Investing Activities:
Investments	(88)	(43)
Capital expenditures	(51)	(71)
Other investing activities	11	25
Net cash flow used for investing activities	(128)	(89)
Financing Activities:
Proceeds from issuance of debt	—	35
Repayment of debt	—	(32)
Dividends paid on preferred stock	(14)	(14)
Dividends paid on common stock	(35)	(166)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(17)	(16)
Payments to noncontrolling interests	(94)	(89)
Other financing activities	(27)	(30)
Net cash flow used for financing activities	(187)	(312)
Effect of exchange rate changes on cash and cash equivalents	(21)	3
Net decrease in cash and cash equivalents	(76)	(776)
Cash and cash equivalents at beginning of year	2,460	2,885
Cash and cash equivalents at end of period	$2,384	$2,109
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended March 31, 2024
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2023	10	$—	653	$1	$33,210	$(22,958)	$13,829	$(1,556)	$22,526	$524	$23,050
Stock-based compensation activity	—	—	2	—	30	—	—	—	30	—	30
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(91)	(91)
Net earnings (loss)	—	—	—	—	—	—	(554)	—	(554)	10	(544)
Other comprehensive loss	—	—	—	—	—	—	—	(59)	(59)	—	(59)
March 31, 2024	10	$—	655	$1	$33,240	$(22,958)	$13,226	$(1,615)	$21,894	$443	$22,337

	Three Months Ended March 31, 2023
	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2022	10	$—	650	$1	$33,063	$(22,958)	$14,737	$(1,807)	$23,036	$570	$23,606
Stock-based compensation activity and other	—	—	1	—	24	—	19	—	43	—	43
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(161)	—	(161)	—	(161)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(85)	(85)
Net earnings (loss)	—	—	—	—	—	—	(1,118)	—	(1,118)	6	(1,112)
Other comprehensive income	—	—	—	—	—	—	—	65	65	1	66
March 31, 2023	10	$—	651	$1	$33,087	$(22,958)	$13,463	$(1,742)	$21,851	$492	$22,343
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business—Paramount Global, a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, is comprised of the following segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+. Effective July 6, 2023, Showtime Networks’ domestic premium subscription streaming service was no longer offered as a standalone streaming service for new subscribers and effective April 30, 2024 will no longer be available.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness, and Miramax.

References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.

On April 29, 2024, the Board of Directors of the Company established an Office of the CEO, consisting of the following three senior company executives: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. Robert M. Bakish will step down as the Company’s President and Chief Executive Officer and has resigned from the Board of Directors, in each case, effective as of the end of the day on April 30, 2024. Between May 1, 2024 and October 31, 2024, Mr. Bakish has agreed to remain employed with the Company as a Senior Advisor to help ensure a seamless transition of his duties.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Discontinued Operations—On October 30, 2023, we completed the sale of Simon & Schuster, which has been presented as a discontinued operation in our consolidated financial statements (see Note 13).

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

Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and vesting of restricted share units (“RSUs”) or performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. Diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-mentioned preferred stock dividend adjustment to net earnings (loss) available to common stockholders.

For each of the three-month periods ended March 31, 2024 and 2023, all of our stock options and RSUs, which totaled 30 million and 21 million, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Also excluded from the calculation of diluted EPS for each period was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net loss from continuing operations and net loss used in our calculations of diluted EPS for the three months ended March 31, 2024 and 2023 include a reduction for the preferred stock dividends recorded during each period. The table below presents a reconciliation of net loss from continuing operations and net loss to the amounts used in the calculations of basic and diluted EPS.

	Three Months Ended
	March 31,
	2024	2023
Amounts attributable to Paramount:
Net loss from continuing operations	$(563)	$(1,163)
Preferred stock dividends	(14)	(14)
Net loss from continuing operations for basic and diluted EPS calculation	$(577)	$(1,177)

Amounts attributable to Paramount:
Net loss	$(554)	$(1,118)
Preferred stock dividends	(14)	(14)
Net loss for basic and diluted EPS calculation	$(568)	$(1,132)
Accounting Pronouncements Not Yet Adopted
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance for segment reporting, which requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of segment profit or loss (“segment measure”), as well as the disclosure of the other segment items comprising the difference between segment revenues less these significant segment expenses and the segment measure. The update also requires an entity to disclose the title and position of the CODM and to describe how the CODM utilizes the segment measure to assess segment performance and allocate resources. In addition, the update aligns the interim disclosure requirements for segment profit or loss and assets with the annual requirements. The update is effective for us for our annual report for the year ended December 31, 2024, and for interim periods thereafter and is required to be applied retrospectively.

Income Taxes
In December 2023, the FASB issued guidance enhancing annual income tax disclosures. Under this guidance, certain enhancements to the effective tax rate reconciliation disclosure are required, including the disclosure of both percentages and amounts, specific categories, and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. The guidance is effective for us for the year ended December 31, 2025, and should be applied prospectively, with retrospective application permitted.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at March 31, 2024 and December 31, 2023, grouped by type and predominant monetization strategy.

	At	At
	March 31, 2024	December 31, 2023
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$2,536	$3,318
Internally-produced television and film programming:
Released	6,494	6,666
In process and other	1,859	2,028

Individual Monetization:
Acquired libraries	339	348
Films:
Released	727	624
Completed, not yet released	31	179
In process and other	1,391	1,211
Internally-produced television programming:
Released	476	496
In process and other	429	361
Home entertainment	30	34
Total programming and other inventory	14,312	15,265
Less current portion	892	1,414
Total noncurrent programming and other inventory	$13,420	$13,851
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2024	2023
Acquired program rights	$1,782	$1,414

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$298	$396
Film group monetization	$1,060	$1,368
Programming Charges
During the first quarter of 2024, in connection with our continued review of our content strategy, we made a strategic decision to focus on content with mass global appeal. As part of this, we are rationalizing original content on our streaming services, especially internationally, and improving the efficiency of our linear network programming. As a result, we have reviewed our expansive global content portfolio and removed select content from our platforms. In addition, we have decided not to move forward with certain titles and therefore have abandoned some development projects and terminated certain programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations for the three months ended March 31, 2024 relating to these actions. These charges, which totaled $1.12 billion, were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
contract termination costs. We may incur an additional programming charge of approximately $250 million later in 2024 related to the termination of an international programming agreement.

During the first half of 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations relating to these actions. For the first quarter of 2023, we recorded charges totaling $1.67 billion, which were comprised of $1.45 billion for the impairment of content to its estimated fair value, as well as $225 million for development cost write-offs and contract termination costs.
For content that was removed from our platforms or abandoned in each period, the estimated fair value was determined using assumptions for secondary market licensing revenues, if any.
3) RESTRUCTURING CHARGES
During the three months ended March 31, 2024, we recorded the following restructuring charges.

Three Months Ended
March 31, 2024
Severance (a)	$155
Exit costs	31
Restructuring charges	$186
(a) Severance costs include the accelerated vesting of stock-based compensation.
The restructuring charges of $186 million for the three months ended March 31, 2024 are comprised of severance costs associated with strategic changes in our global workforce and the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The restructuring liability at March 31, 2024, which principally relates to severance payments, is expected to be substantially paid by the end of 2024.

	Balance at	2024 Activity		Balance at
	December 31, 2023	Charges (a)	Payments	March 31, 2024
TV Media	$162	$91	$(50)	$203
Direct-to-Consumer	6	14	(5)	15
Filmed Entertainment	14	18	(6)	26
Corporate	10	30	(7)	33
Total	$192	$153	$(68)	$277
(a) For the three months ended March 31, 2024, excludes stock-based compensation expense of $2 million and lease impairments of $31 million.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At March 31, 2024, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.7% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity-method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended
	March 31,
	2024	2023
Revenues	$58	$108

Operating costs (a)	$18	$4
(a) Includes costs expensed as operating expenses in each year. 2024 also includes costs capitalized in programming assets during the period.

	At	At
	March 31, 2024	December 31, 2023
Receivables, net	$180	$193

Other assets (Receivables, noncurrent)	$87	$101

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

	Three Months Ended
	March 31,
	2024	2023
Revenues by Type:
Advertising	$3,096	$2,651
Affiliate and subscription	3,357	3,179
Theatrical	153	127
Licensing and other	1,079	1,308
Total Revenues	$7,685	$7,265
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At both March 31, 2024 and December 31, 2023, our allowance for credit losses was $120 million.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.22 billion and $1.39 billion at March 31, 2024 and December 31, 2023, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.7 billion and $0.8 billion at March 31, 2024 and December 31, 2023, respectively. We recognized revenues of $0.3 billion for each of the three months ended March 31, 2024 and 2023 that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At March 31, 2024, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $7 billion, of which $3 billion is expected to be recognized during the remainder of 2024, $2 billion in 2025, $1 billion in 2026, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. For each of the three months ended March 31, 2024 and 2023, we recognized revenues of $0.1 billion, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.
6) DEBT
Our debt consists of the following:

	At	At
	March 31, 2024	December 31, 2023
4.75% Senior Notes due 2025	$125	$125
4.0% Senior Notes due 2026	345	345
3.45% Senior Notes due 2026	86	86
2.90% Senior Notes due 2027	581	581
3.375% Senior Notes due 2028	497	497
3.70% Senior Notes due 2028	495	495
4.20% Senior Notes due 2029	496	496
7.875% Senior Debentures due 2030	830	830
4.95% Senior Notes due 2031	1,230	1,229
4.20% Senior Notes due 2032	978	977
5.50% Senior Debentures due 2033	428	428
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,072	1,071
6.75% Senior Debentures due 2037	76	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	489	489
4.375% Senior Debentures due 2043	1,140	1,138
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,234	1,234
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	541
4.60% Senior Notes due 2045	591	591
4.95% Senior Notes due 2050	948	948
6.25% Junior Subordinated Debentures due 2057	643	643
6.375% Junior Subordinated Debentures due 2062	989	989
Obligations under finance leases	1	1
Total debt (a)	14,608	14,602
Less current portion	1	1
Total long-term debt, net of current portion	$14,607	$14,601
(a) At March 31, 2024 and December 31, 2023, the senior and junior subordinated debt balances included (i) a net unamortized discount of $415 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $79 million and $81 million, respectively. The face value of our total debt was $15.10 billion at both March 31, 2024 and December 31, 2023.
Commercial Paper
At both March 31, 2024 and December 31, 2023, we had no outstanding commercial paper borrowings.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Credit Facility
At March 31, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At March 31, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.75x for the quarter ended March 31, 2024 and will remain at this level for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. For quarters ending on or after September 30, 2024, the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio will be $1.50 billion. We met the covenant as of March 31, 2024.

Other Bank Borrowings
At both March 31, 2024 and December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2024.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At March 31, 2024 and December 31, 2023, the carrying value of our outstanding notes and debentures was $14.61 billion and $14.60 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $12.7 billion and $13.6 billion, respectively.

Investments
Our investments without a readily determinable fair value for which we have no significant influence, which are principally comprised of our investment in Viacom18, had a carrying value of $607 million and $612 million at March 31, 2024 and December 31, 2023, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

In March 2024, we entered into an agreement to sell our 13% interest in Viacom18 to Reliance Industries Limited (“Reliance”), the majority interest holder, for an aggregate purchase price of 42.86 billion Indian rupees (approximately $517 million based on the foreign exchange rate at the agreement date). The closing of this transaction is subject to the satisfaction of certain customary conditions, including receipt of applicable regulatory approvals and the completion of a separate transaction between Viacom18, Reliance and a third party.

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
At March 31, 2024 and December 31, 2023, the notional amount of all foreign exchange contracts was $3.12 billion and $2.72 billion, respectively. At March 31, 2024, $2.57 billion related to future production costs and $546 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2023, $2.20 billion related to future production costs and $523 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2024	2023	Financial Statement Account
Non-designated foreign exchange contracts	$9	$1	Other items, net
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	March 31, 2024	December 31, 2023
Assets:
Foreign currency hedges	$22	$40
Total Assets	$22	$40
Liabilities:
Deferred compensation	$367	$366
Foreign currency hedges	18	30
Total Liabilities	$385	$396

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The estimated fair values of our impaired content and lease assets were determined using Level 3 inputs. See Notes 2 and 3, respectively.

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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	March 31, 2024	December 31, 2023
Total assets	$1,874	$1,886

Total liabilities	$215	$232

	Three Months Ended
	March 31,
	2024	2023
Revenues	$137	$145

Operating loss	$(34)	$(31)
9) STOCKHOLDERS’ EQUITY
Mandatory Convertible Preferred Stock
At March 31, 2024, there were 9.7 million shares of our Mandatory Convertible Preferred Stock outstanding. On April 1, 2024, each outstanding share automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock, resulting in the issuance of 11.5 million shares of Class B Common Stock. Prior to the mandatory conversion, 0.3 million shares of Mandatory Convertible Preferred Stock were voluntarily converted into Class B Common Stock during the three months ended March 31, 2024. The final dividend on the Mandatory Convertible Preferred Stock, which was declared during the three months ended March 31, 2024, was paid on April 1, 2024.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our Mandatory Convertible Preferred Stock for the three months ended March 31, 2024 and 2023.

	Three Months Ended
	March 31,
	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.24

Total common stock dividends	$35	$161
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$1.4375

Total preferred stock dividends	$14	$14

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2023	$(504)	$(1,052)		$(1,556)
Other comprehensive loss before reclassifications	(68)	—		(68)
Reclassifications to net loss	—	9	(a)	9
Other comprehensive income (loss)	(68)	9		(59)
At March 31, 2024	$(572)	$(1,043)		$(1,615)

	Continuing Operations			Discontinued Operations
	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (b)	Accumulated Other Comprehensive Loss
At December 31, 2022	$(680)	$(1,097)		$(30)	$(1,807)
Other comprehensive income before reclassifications	52	—		2	54
Reclassifications to net loss	—	11	(a)	—	11
Other comprehensive income	52	11		2	65
At March 31, 2023	$(628)	$(1,086)		$(28)	$(1,742)
(a) Reflects amortization of net actuarial losses (see Note 11).
(b) Reflects cumulative translation adjustments.
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $3 million and $4 million for the three months ended March 31, 2024 and 2023, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2024, we recorded a benefit from income taxes of $172 million, reflecting an effective income tax rate of 27.1%. Included in the benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 5.0 percentage points.

	Three Months Ended March 31, 2024
	Impact from Items Affecting Comparability
	Loss Before Income Taxes	Tax (Benefit) Provision
Programming charges (Note 2)	$1,118	$(275)
Restructuring charges (Note 3)	$186	$(46)
Loss from investment	$4	$(1)
Net discrete tax provision	n/a	$1
n/a - not applicable
For the three months ended March 31, 2023, we recorded a benefit from income taxes of $381 million, reflecting an effective income tax rate of 26.0%. Included in the benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate reduced our effective income tax rate by 1.5 percentage points.

	Three Months Ended March 31, 2023
	Impact from Items Affecting Comparability
	Loss Before Income Taxes	Tax Benefit
Programming charges (Note 2)	$1,674	$(409)
Net discrete tax benefit (a)	n/a	$(30)
n/a - not applicable
(a) Principally reflects a tax benefit from the resolution of an income tax matter in a foreign jurisdiction.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the merger of Viacom Inc. (“Viacom”) with and into CBS Corporation (“CBS”), Viacom and CBS filed separate tax returns. For CBS, during the fourth quarter of 2023, the Company and the IRS settled the income tax audit for the 2017 and 2018 tax years with the exception of one item. This item is currently being resolved through the Mutual Agreement Procedure process. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. For tax returns filed as a merged company, we are currently under examination by the IRS for the 2019 tax year. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans, which are included within “Other items, net” on the Consolidated Statements of Operations.

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2024	2023	2024	2023
Components of net periodic cost (a):
Interest cost	$49	$51	$2	$3
Expected return on plan assets	(34)	(32)	—	—
Amortization of actuarial loss (gain) (b)	20	21	(4)	(4)
Net periodic cost	$35	$40	$(2)	$(1)
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

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Advertising	$2,582	$2,256
Affiliate and subscription	1,998	2,067
Licensing and other	651	870
TV Media	5,231	5,193
Advertising	520	398
Subscription	1,359	1,112
Direct-to-Consumer	1,879	1,510
Advertising	1	5
Theatrical	153	127
Licensing and other	451	456
Filmed Entertainment	605	588
Eliminations	(30)	(26)
Total Revenues	$7,685	$7,265
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Intercompany Revenues:
TV Media	$13	$13
Filmed Entertainment	17	13
Total Intercompany Revenues	$30	$26
We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, and programming charges, each where applicable (“Adjusted OIBDA”), as the measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the measure used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended
	March 31,
	2024	2023
Adjusted OIBDA:
TV Media	$1,445	$1,306
Direct-to-Consumer	(286)	(511)
Filmed Entertainment	(3)	(99)
Corporate/Eliminations	(124)	(109)
Stock-based compensation (a)	(45)	(39)
Depreciation and amortization	(100)	(100)
Programming charges	(1,118)	(1,674)
Restructuring charges	(186)	—
Operating loss	(417)	(1,226)
Interest expense	(221)	(226)
Interest income	45	35
Loss from investment	(4)	—
Other items, net	(38)	(46)
Loss from continuing operations before income taxes and equity in loss of investee companies	(635)	(1,463)
Benefit from income taxes	172	381
Equity in loss of investee companies, net of tax	(90)	(75)
Net loss from continuing operations	(553)	(1,157)
Net earnings from discontinued operations, net of tax	9	45
Net loss (Paramount and noncontrolling interests)	(544)	(1,112)
Net earnings attributable to noncontrolling interests	(10)	(6)
Net loss attributable to Paramount	$(554)	$(1,118)
(a) For the three months ended March 31, 2024, stock-based compensation expense of $2 million is included in “Restructuring charges”.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) DISCONTINUED OPERATIONS
The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2023, which primarily reflects the results of Simon & Schuster. On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the first quarter of 2024, we recorded an additional pretax gain of $12 million on the sale as a result of a working capital adjustment.

Three Months Ended
March 31, 2023
Revenues	$258
Costs and expenses:
Operating	151
Selling, general and administrative	45
Total costs and expenses (a)	196
Operating income	62
Other items, net	(3)
Earnings from discontinued operations	59
Provision for income taxes (b)	(14)
Net earnings from discontinued operations, net of tax	$45
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $4 million for the three months ended March 31, 2023.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for the three months ended March 31, 2023.
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2024, we had outstanding letters of credit and surety bonds of $2.07 billion that were not recorded on the Consolidated Balance Sheet, including $1.86 billion that was issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit facility will decrease throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility (see Note 6).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at March 31, 2024, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of these lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants appealed the ruling, and in April 2024, the New York Supreme Court, Appellate Division, First Department, ruled in our favor and upheld the decision of the trial court dismissing the case against the Company and its officers.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2024, we had pending approximately 19,510 asbestos claims, as compared with approximately 19,970 as of December 31, 2023. During the first quarter of 2024, we received approximately 810 new claims and closed or moved to an inactive docket approximately 1,270 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2024	2023
Cash paid for interest	$229	$275

Cash paid (received) for income taxes:
Continuing operations	$27	$(8)
Discontinued operations	$—	$2

Noncash additions to operating lease assets	$45	$58
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $6 million and $14 million for the three months ended March 31, 2024 and 2023, respectively.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition.
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Global should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023. References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global.

On April 29, 2024, the Board of Directors of the Company established an Office of the CEO, consisting of the following three senior company executives: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. Robert M. Bakish will step down as the Company’s President and Chief Executive Officer and has resigned from the Board of Directors, in each case, effective as of the end of the day on April 30, 2024. Between May 1, 2024 and October 31, 2024, Mr. Bakish has agreed to remain employed with the Company as a Senior Advisor to help ensure a seamless transition of his duties.

Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three months ended March 31, 2024, including a comparison to the three months ended March 31, 2023.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three months ended March 31, 2024, including a comparison to the three months ended March 31, 2023.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the three months ended March 31, 2024 and 2023; and of our outstanding debt as of March 31, 2024.
•Legal Matters—Discussion of legal matters to which we are involved.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Overview
Operational Highlights - Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023

Consolidated Results of Operations			Increase/(Decrease)
Three Months Ended March 31,	2024	2023	$	%
GAAP:
Revenues	$7,685	$7,265	$420	6%
Operating income (loss)	$(417)	$(1,226)	$809	66%
Net earnings (loss) from continuing operations attributable to Paramount	$(563)	$(1,163)	$600	52%
Diluted EPS from continuing operations	$(.88)	$(1.81)	$.93	51%

Non-GAAP: (a)
Adjusted OIBDA	$987	$548	$439	80%
Adjusted net earnings from continuing operations attributable to Paramount	$424	$72	$352	489%
Adjusted diluted EPS from continuing operations	$.62	$.09	$.53	589%
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended March 31, 2024, revenues increased 6% to $7.69 billion, driven by CBS’ broadcast of Super Bowl LVIII, with no comparable broadcast in 2023 as we have these rights on a rotational basis with other networks, and growth in revenues from our streaming services, led by Paramount+. The Super Bowl contributed an 8-percentage point benefit to the total revenue growth. These increases were partially offset by the impact on linear advertising sales from continued weakness in the global advertising market, a decline in linear affiliate revenues, and lower content licensing revenues. Content available for licensing was impacted by temporary production shutdowns due to labor strikes in 2023.

We reported an operating loss of $417 million for the three months ended March 31, 2024 compared with an operating loss of $1.23 billion for the comparable prior-year period. The comparison was impacted by programming charges of $1.12 billion recorded in 2024 and $1.67 billion recorded in 2023 and restructuring charges of $186 million in 2024. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these charges, increased 80%, driven by the benefit from Super Bowl LVIII and improved results for our streaming services, partially offset by the impact from weakness in the linear advertising market.

For the three months ended March 31, 2024, we reported a net loss from continuing operations attributable to Paramount of $563 million, or $.88 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $1.16 billion, or $1.81 per diluted share, for the same prior-year period. The comparison was impacted by the programming and restructuring charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which increased $352 million and $.53 per diluted share, respectively, primarily reflecting the higher tax-effected Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Reconciliation of Non-GAAP Measures
Results for the three months ended March 31, 2024 and 2023 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP.

	Three Months Ended
	March 31,
	2024	2023
Operating loss (GAAP)	$(417)	$(1,226)
Depreciation and amortization	100	100
Programming charges (a)	1,118	1,674
Restructuring charges (a)	186	—
Adjusted OIBDA (Non-GAAP)	$987	$548
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(635)	$172	(c)	$(563)	$(.88)	(d)
Items affecting comparability:
Programming charges (a)	1,118	(275)		843	1.28
Restructuring charges (b)	186	(46)		140	.21
Loss from investment	4	(1)		3	.01
Discrete tax items	—	1		1	—
Adjusted (Non-GAAP)	$673	$(149)	(c)	$424	$.62	(d)
(a) In connection with our strategic decision to focus on content with mass global appeal, we are rationalizing original content on our streaming services, especially internationally, and improving the efficiency of our linear network programming. As a result, we have reviewed our expansive global content portfolio and removed select content from our platforms. In addition, we have decided not to move forward with certain titles and therefore are abandoning some development projects and terminating certain programming agreements. Accordingly, we recorded programming charges relating to these actions.
(b) Consists of severance costs recorded during the first quarter of 2024 associated with strategic changes in our global workforce and the impairment of lease assets.
(c) The reported effective income tax rate for the three months ended March 31, 2024 was 27.1% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $149 million divided by adjusted earnings from continuing operations before income taxes of $673 million, was 22.1%. These adjusted measures exclude the items affecting comparability described above.
(d) For the three months ended March 31, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 654 and in the calculation of adjusted diluted EPS from continuing operations is 657. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

	Three Months Ended March 31, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,463)	$381	(c)	$(1,163)	$(1.81)
Items affecting comparability:
Programming charges (a)	1,674	(409)		1,265	1.94
Discrete tax items (b)	—	(30)		(30)	(.04)
Adjusted (Non-GAAP)	$211	$(58)	(c)	$72	$.09
(a) Comprised of programming charges recorded during the first quarter of 2023 in connection with the integration of Showtime into Paramount+ and initiatives to rationalize and right-size our international operations to align with our streaming strategy and close or globalize certain of our international channels. These initiatives resulted in a change in strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements.
(b) Principally reflects a tax benefit from the resolution of an income tax matter in a foreign jurisdiction.
(c) The reported effective income tax rate for the three months ended March 31, 2023 was 26.0% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $58 million divided by adjusted earnings from continuing operations before income taxes of $211 million, was 27.5%. These adjusted measures exclude the items affecting comparability described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three Months Ended March 31, 2024 versus Three Months Ended March 31, 2023
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2024		2023		$	%
Advertising	$3,096	40%	$2,651	36%	$445	17%
Affiliate and subscription	3,357	44	3,179	44	178	6
Theatrical	153	2	127	2	26	20
Licensing and other	1,079	14	1,308	18	(229)	(18)
Total Revenues	$7,685	100%	$7,265	100%	$420	6%
Advertising
For the three months ended March 31, 2024, advertising revenues increased 17%, reflecting a 22-percentage point benefit from the broadcast of Super Bowl LVIII on CBS as well as growth from our streaming services. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2023. These increases were partially offset by the impact from continued weakness in the global linear advertising market.

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

For the three months ended March 31, 2024, affiliate and subscription revenues increased 6%, primarily driven by increases in subscribers and domestic pricing for Paramount+. Subscribers grew to 71.2 million at March 31, 2024 from 60.0 million at March 31, 2023. These increases were partially offset by lower affiliate fees for our linear networks.

Theatrical
For the three months ended March 31, 2024, theatrical revenues increased $26 million, reflecting the timing and mix of releases in each year. Releases in the first quarter of 2024 included Bob Marley: One Love, Mean Girls and Miramax’s release of The Beekeeper, while the first quarter of 2023 included Scream VI, 80 for Brady, and Dungeons & Dragons: Honor Among Thieves, which was released on the last day of the quarter.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three months ended March 31, 2024, licensing and other revenues decreased 18%, primarily reflecting a lower volume of television licensing in the secondary market. Content available for licensing was impacted by temporary production shutdowns due to labor strikes in 2023.

Operating Expenses

	Three Months Ended March 31,
		% of Operating Expenses		% of Operating Expenses	Increase/(Decrease)
Operating Expenses by Type	2024		2023		$	%
Content costs	$3,980	79%	$3,895	78%	$85	2%
Distribution and other	1,056	21	1,069	22	(13)	(1)
Total Operating Expenses	$5,036	100%	$4,964	100%	$72	1%
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

For the three months ended March 31, 2024, the 2% increase primarily reflects costs associated with the Super Bowl broadcast, partially offset by lower costs associated with lower licensing revenues and for other content exhibited on our networks. The lower content costs include the impacts from the 2023 production shutdowns, which reduced the content available for licensing and resulted in CBS’ broadcast season being delayed to February 2024, and lower costs following the removal of content from our platforms and other actions relating to the change in our content strategy further described under Programming Charges. These decreases were partially offset by higher costs for other sporting events.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation and other ancillary and overhead costs associated with our operations.

For the three months ended March 31, 2024, distribution and other expenses decreased 1%, primarily driven by lower theatrical marketing costs, reflecting the timing and mix of releases in each year. The decrease was partially offset by higher costs associated with the growth of our streaming services, principally from costs for third-party distribution.

Programming Charges
During the first quarter of 2024, in connection with our continued review of our content strategy, we made a strategic decision to focus on content with mass global appeal. As part of this, we are rationalizing original content on our streaming services, especially internationally, and improving the efficiency of our linear network programming. As a result, we have reviewed our expansive global content portfolio and removed select content from our platforms. In addition, we have decided not to move forward with certain titles and therefore have abandoned some development projects and terminated certain programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations for the three months ended March 31, 2024

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
relating to these actions. These charges, which totaled $1.12 billion, were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs. We may incur an additional programming charge of approximately $250 million later in 2024 related to the termination of an international programming agreement.

During the first half of 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations relating to these actions. For the first quarter of 2023, we recorded charges totaling $1.67 billion, which were comprised of $1.45 billion for the impairment of content to its estimated fair value, as well as $225 million for development cost write-offs and contract termination costs.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
			Increase/(Decrease)
	2024	2023	$	%
Selling, general and administrative expenses	$1,662	$1,753	$(91)	(5)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three months ended March 31, 2024, SG&A expenses decreased 5%, driven by lower marketing costs for our streaming services and lower compensation expense.

Depreciation and Amortization

	Three Months Ended March 31,
			Increase/(Decrease)
	2024	2023	$	%
Depreciation and amortization	$100	$100	$—	—%
Restructuring Charges
During the three months ended March 31, 2024, we recorded the following restructuring charges.

Three Months Ended
March 31, 2024
Severance (a)	$155
Exit costs	31
Restructuring charges	$186
(a) Severance costs include the accelerated vesting of stock-based compensation.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The restructuring charges of $186 million for the three months ended March 31, 2024 are comprised of severance costs associated with strategic changes in our global workforce and the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies.

Interest Expense/Income

	Three Months Ended March 31,
			Increase/(Decrease)
	2024	2023	$	%
Interest expense	$221	$226	$(5)	(2)%
Interest income	$45	$35	$10	29%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of March 31, 2024 and 2023.

	At March 31,
		Weighted Average		Weighted Average
	2024	Interest Rate	2023	Interest Rate
Total notes and debentures	$14,607	5.17%	$15,787	5.13%
Other bank borrowings	$—	—%	$58	7.48%
Loss from Investment
During the first quarter of 2024, we recorded a loss of $4 million associated with the sale of an investment.

Other Items, Net
The following table presents the components of “Other items, net”.

	Three Months Ended March 31,
	2024	2023
Pension and postretirement benefit costs	$(34)	$(37)
Foreign exchange loss	(4)	(9)
Other items, net	$(38)	$(46)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2024, we recorded a benefit from income taxes of $172 million, reflecting an effective income tax rate of 27.1%. The tax benefit for the first quarter of 2024 was primarily the result of a benefit of $275 million on programming charges of $1.12 billion. Our adjusted effective income tax rate, which excludes the impacts from these programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 22.1%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three months ended March 31, 2023, we recorded a benefit from income taxes of $381 million, reflecting an effective income tax rate of 26.0%. The tax benefit for the first quarter of 2023 was primarily the result of a benefit of $409 million on programming charges of $1.67 billion. Our adjusted effective income tax rate, which excludes the impacts from these programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 27.5%.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended March 31,
			Increase/(Decrease)
	2024	2023	$	%
Equity in loss of investee companies	$(91)	$(78)	$(13)	(17)%
Tax benefit	1	3	(2)	(67)
Equity in loss of investee companies, net of tax	$(90)	$(75)	$(15)	(20)%
Net Loss from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended March 31,
			Increase/(Decrease)
	2024	2023	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$(563)	$(1,163)	$600	52%
Diluted EPS from continuing operations	$(.88)	$(1.81)	$.93	51%
For the three months ended March 31, 2024, we reported a net loss from continuing operations attributable to Paramount of $563 million or $.88 per diluted share compared with a net loss from continuing operations attributable to Paramount of $1.16 billion or $1.81 per diluted share for the same prior-year period. The comparison reflects the lower tax-effected operating loss.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings from Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the three months ended March 31, 2023, which primarily reflects the results of Simon & Schuster. On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the first quarter of 2024, we recorded an additional pretax gain of $12 million on the sale as a result of a working capital adjustment.

Three Months Ended
March 31, 2023
Revenues	$258
Costs and expenses:
Operating	151
Selling, general and administrative	45
Total costs and expenses (a)	196
Operating income	62
Other items, net	(3)
Earnings from discontinued operations	59
Provision for income taxes (b)	(14)
Net earnings from discontinued operations, net of tax	$45
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $4 million for the three months ended March 31, 2023.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for the three months ended March 31, 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations
We are a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, and are comprised of the following segments:
•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios, Paramount Television Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+. Effective July 6, 2023, Showtime Networks’ domestic premium subscription streaming service was no longer offered as a standalone streaming service for new subscribers and effective April 30, 2024 will no longer be available.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness, and Miramax.

We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, and programming charges, each where applicable (“Adjusted OIBDA”), as the measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting since it is the measure used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to operating income (loss), the most directly comparable financial measure in accordance with GAAP.
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2024		2023		$	%
Revenues:
TV Media	$5,231	68%	$5,193	71%	$38	1%
Direct-to-Consumer	1,879	24	1,510	21	369	24
Filmed Entertainment	605	8	588	8	17	3
Eliminations	(30)	—	(26)	—	(4)	(15)
Total Revenues	$7,685	100%	$7,265	100%	$420	6%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
			Increase/(Decrease)
	2024	2023	$	%
Adjusted OIBDA:
TV Media	$1,445	$1,306	$139	11%
Direct-to-Consumer	(286)	(511)	225	44
Filmed Entertainment	(3)	(99)	96	97
Corporate/Eliminations	(124)	(109)	(15)	(14)
Stock-based compensation (a)	(45)	(39)	(6)	(15)
Total Adjusted OIBDA	987	548	439	80
Depreciation and amortization	(100)	(100)	—	—
Programming charges	(1,118)	(1,674)	556	33
Restructuring charges	(186)	—	(186)	n/m
Total Operating Income (Loss)	$(417)	$(1,226)	$809	66%
n/m - not meaningful
(a) For the three months ended March 31, 2024, stock-based compensation expense of $2 million is included in “Restructuring charges”.
TV Media
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
			Increase/(Decrease)
TV Media	2024	2023	$	%
Advertising	$2,582	$2,256	$326	14%
Affiliate and subscription	1,998	2,067	(69)	(3)
Licensing and other	651	870	(219)	(25)
Revenues	$5,231	$5,193	$38	1%

Adjusted OIBDA	$1,445	$1,306	$139	11%

Revenues
For the three months ended March 31, 2024, revenues increased 1% as higher advertising revenues, driven by CBS’ broadcast of Super Bowl LVIII, were largely offset by lower licensing and affiliate revenues.

Advertising
The 14% increase in advertising revenues reflects a 23-percentage point benefit from CBS’ broadcast of Super Bowl LVIII. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2023. The increase was partially offset by the impact from continued weakness in the global linear advertising market. Domestic advertising revenues increased 18% to $2.34 billion, driven by the benefit of Super Bowl LVIII, and international advertising revenues decreased 10% to $242 million.

Affiliate and Subscription
Affiliate and subscription revenues decreased 3% for the three months ended March 31, 2024. Domestic affiliate and subscription revenues decreased 3% to $1.90 billion, reflecting linear subscriber declines, which were partially

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
offset by contractual pricing increases. International affiliate and subscription revenues decreased 6% to $101 million.

Licensing and Other
Licensing and other revenues decreased 25%, principally reflecting a lower volume of licensing in the secondary market. Content available for licensing was impacted by temporary production shutdowns due to labor strikes in 2023.

Adjusted OIBDA
Adjusted OIBDA increased 11%, primarily reflecting the benefit from the broadcast of Super Bowl LVIII and lower costs for other content exhibited on our networks, partially offset by the impact from weakness in the linear advertising market and lower affiliate revenues.
Direct-to-Consumer
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
			Increase/(Decrease)
Direct-to-Consumer	2024	2023	$	%
Advertising	$520	$398	$122	31%
Subscription	1,359	1,112	247	22
Revenues	$1,879	$1,510	$369	24%

Adjusted OIBDA	$(286)	$(511)	$225	44%

	Three Months Ended March 31,
			Increase/(Decrease)
	2024	2023	$	%
Paramount+ (Global)
Subscribers (a)	71.2	60.0	11.2	19%

Revenues	$1,459	$965	$494	51%
(a) Subscribers include customers who are registered for Paramount+, either directly through our owned and operated apps and websites, or through third-party distributors. Subscribers also include customers who are provided with access through a subscription bundle with a domestic linear video streaming service (vMVPD) or an international third-party distributor. Our subscribers include paid subscriptions and those customers registered in a free trial. For the periods above, subscriber counts reflect the number of subscribers as of the applicable period-end date.
Revenues
For the three months ended March 31, 2024, the 24% increase in revenues was primarily driven by growth from Paramount+.

Advertising
The 31% increase in advertising revenues was driven by growth from Pluto TV and Paramount+. The increase for Paramount+ reflects the benefit of Super Bowl LVIII and an increase in subscribers to the advertising-supported subscription plan.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Subscription
The 22% increase in subscription revenues was driven by growth in Paramount+ subscribers and pricing increases for each of our domestic Paramount+ subscription plans, which took effect in June 2023 when we launched the Paramount+ with Showtime subscription plan. Growth in Paramount+ subscribers includes the migration of certain subscribers from Showtime’s premium subscription streaming service, which was no longer offered as a standalone service to new subscribers effective July 6, 2023 and will no longer be available effective April 30, 2024. Paramount+ subscribers grew 11.2 million, or 19%, compared with March 31, 2023.

During the quarter, global Paramount+ subscribers increased 3.7 million, or 5%, to 71.2 million, compared with 67.5 million at December 31, 2023. The growth was driven by the NFL playoffs and Super Bowl LVIII, the premiere of season two of Halo and the migration of certain subscribers from Showtime’s premium subscription streaming service to the Paramount+ with Showtime plan.

Adjusted OIBDA
Adjusted OIBDA improved by $225 million, reflecting revenue growth and lower marketing costs, partially offset by content costs associated with Super Bowl LVIII and higher revenue sharing costs.
Filmed Entertainment
Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
			Increase/(Decrease)
Filmed Entertainment	2024	2023	$	%
Advertising (a)	$1	$5	$(4)	(80)%
Theatrical	153	127	26	20
Licensing and other	451	456	(5)	(1)
Revenues	$605	$588	$17	3%

Adjusted OIBDA	$(3)	$(99)	$96	97%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms.
Revenues
For the three months ended March 31, 2024, revenues increased 3%, driven by higher theatrical revenues.

Theatrical
For the three months ended March 31, 2024, theatrical revenues increased $26 million, reflecting the timing and mix of releases in each year. Releases in the first quarter of 2024 included Bob Marley: One Love, Mean Girls and Miramax’s release of The Beekeeper, while the first quarter of 2023 included Scream VI, 80 for Brady, and Dungeons & Dragons: Honor Among Thieves, which was released on the last day of the quarter.

Licensing and Other
Licensing and other revenues decreased 1%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA improved by $96 million, principally driven by lower marketing costs for theatrical releases in the first quarter of 2024, reflecting the timing and mix of releases in each year.

Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including marketing costs, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and distribution to other platforms.
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

Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including SkyShowtime, our streaming joint venture with Comcast Corporation, under which both parent companies have committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $2.14 billion as of March 31, 2024. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $2.38 billion as of March 31, 2024, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash Flows
The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2024	2023	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$260	$(483)	$743
Discontinued operations	—	105	(105)
Net cash flow provided by (used for) operating activities	260	(378)	638
Net cash flow used for investing activities	(128)	(89)	(39)
Net cash flow used for financing activities	(187)	(312)	125
Effect of exchange rate changes on cash and cash equivalents	(21)	3	(24)
Net decrease in cash and cash equivalents	$(76)	$(776)	$700
Operating Activities
Operating cash flow from continuing operations for the three months ended March 31, 2024 was a net source of cash of $260 million compared to a net use of cash of $483 million for the three months ended March 31, 2023. The increase in operating cash flow from continuing operations reflects higher collections and lower spending for content.
Net cash flow provided by operating activities includes payments of $46 million and $65 million for the three months ended March 31, 2024 and 2023, respectively, associated with restructuring, merger-related costs and transformation initiatives, net of insurance recoveries received related to merger-related litigation matters. Our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we have been investing in future-state workspaces, including adapting our facilities to accommodate our hybrid and agile work model.
Cash flow provided by operating activities from discontinued operations for the three months ended March 31, 2023 reflected the operating activities of Simon & Schuster, which was sold in October 2023 (see Net Earnings from Discontinued Operations).
Investing Activities

	Three Months Ended March 31,
	2024	2023
Investments	$(88)	$(43)
Capital expenditures (a)	(51)	(71)
Other investing activities (b)	11	25
Net cash flow used for investing activities	$(128)	$(89)
(a) Includes payments associated with the implementation of our transformation initiatives of $3 million and $4 million in 2024 and 2023, respectively.
(b) Both periods primarily reflect the collection of receivables associated with the sale of a 37.5% interest in The CW in 2022. 2023 also includes proceeds received from the disposition of certain channels in Latin America.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Financing Activities

	Three Months Ended March 31,
	2024	2023
Proceeds from issuance of debt	$—	$35
Repayment of debt	—	(32)
Dividends paid on preferred stock	(14)	(14)
Dividends paid on common stock	(35)	(166)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(17)	(16)
Payments to noncontrolling interests	(94)	(89)
Other financing activities	(27)	(30)
Net cash flow used for financing activities	$(187)	$(312)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) for the three months ended March 31, 2024 and 2023. On April 1, 2024, each outstanding share of our Mandatory Convertible Preferred stock automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock, which was declared during the three months ended March 31, 2024, was paid on April 1, 2024.

	Three Months Ended
	March 31,
	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.24

Total common stock dividends	$35	$161
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$1.4375

Total preferred stock dividends	$14	$14
Capital Structure
The following table sets forth our debt.

	At	At
	March 31, 2024	December 31, 2023
Senior debt	$12,975	$12,969
Junior debt	1,632	1,632
Obligations under finance leases	1	1
Total debt (a)	14,608	14,602
Less current portion	1	1
Total long-term debt, net of current portion	$14,607	$14,601
(a) At March 31, 2024 and December 31, 2023, the senior and junior subordinated debt balances included (i) a net unamortized discount of $415 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $79 million and $81 million, respectively. The face value of our total debt was $15.10 billion at both March 31, 2024 and December 31, 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Senior Debt
At March 31, 2024, our senior debt was comprised of senior notes and debentures due between 2025 and 2050 with interest rates ranging from 2.90% to 7.875%.

Junior Debt
At March 31, 2024, our junior debt was comprised of $643 million 6.25% junior subordinated debentures due February 2057 and $989 million 6.375% junior subordinated debentures due 2062. Our 6.25% junior subordinated debentures accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. These debentures can be called by us at par at any time after the expiration of the fixed-rate period.
The subordination and extended term, as well as an interest deferral option of the junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

Commercial Paper
At both March 31, 2024 and December 31, 2023, we had no outstanding commercial paper borrowings.

Credit Facility
At March 31, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At March 31, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.75x for the quarter ended March 31, 2024 and will remain at this level for each quarter through and including the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. For quarters ending on or after September 30, 2024, the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio will be $1.50 billion. We met the covenant as of March 31, 2024.

Other Bank Borrowings
At both March 31, 2024 and December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2024.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2024, we had outstanding letters of credit and surety bonds of $2.07 billion that were not recorded on the Consolidated Balance Sheet, including $1.86 billion that was issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit facility will decrease throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to the same principal financial covenant as the Credit Facility (see Capital Structure—Credit Facility).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at March 31, 2024, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of these lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants appealed the ruling, and in April 2024, the New York Supreme Court, Appellate Division, First Department, ruled in our favor and upheld the decision of the trial court dismissing the case against the Company and its officers.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2024, we had pending approximately 19,510 asbestos claims, as compared with approximately 19,970 as of December 31, 2023. During the first quarter of 2024, we received approximately 810 new claims and closed or moved to an inactive docket approximately 1,270 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Related Parties
See Note 4 to the consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
See Note 1 to the consolidated financial statements.
Critical Accounting Policies
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of our critical accounting policies.

Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results, performance and achievements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of advertising market conditions, changes in consumer viewership and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries, including cost increases; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our ongoing changes in business strategy, including investments in new businesses, products, services, technologies and other strategic activities; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content; liabilities related to discontinued operations and former businesses; risks related to environmental, social and governance (ESG) matters; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
political, economic and regulatory factors affecting our businesses generally; disruptions to our operations as a result of labor disputes; the inability to hire or retain key employees or secure creative talent; volatility in the prices of our common stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
There have been no material changes to risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the first quarter of 2024, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at March 31, 2024.

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

PARAMOUNT GLOBAL (Registrant)

Date: April 29, 2024	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: April 29, 2024	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer