Form 10-Q
period 2024-06-30
Paramount Global
filed 2024-08-08
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at August 6, 2024:
Class A Common Stock, par value $.001 per share— 40,702,763
Class B Common Stock, par value $.001 per share— 626,011,612

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$6,813	$7,616	$14,498	$14,881
Costs and expenses:
Operating	4,367	5,227	9,403	10,191
Programming charges	—	697	1,118	2,371
Selling, general and administrative	1,579	1,783	3,241	3,536
Depreciation and amortization	101	105	201	205
Impairment charges	5,996	—	5,996	—
Restructuring and other corporate matters	88	54	274	54
Total costs and expenses	12,131	7,866	20,233	16,357
Operating loss	(5,318)	(250)	(5,735)	(1,476)
Interest expense	(215)	(240)	(436)	(466)
Interest income	35	33	80	68
Gain (loss) from investments	—	168	(4)	168
Other items, net	(49)	(60)	(87)	(106)
Loss from continuing operations before income taxes and equity in loss of investee companies	(5,547)	(349)	(6,182)	(1,812)
Benefit from income taxes	215	95	387	476
Equity in loss of investee companies, net of tax	(72)	(109)	(162)	(184)
Net loss from continuing operations	(5,404)	(363)	(5,957)	(1,520)
Net earnings from discontinued operations, net of tax	—	73	9	118
Net loss (Paramount and noncontrolling interests)	(5,404)	(290)	(5,948)	(1,402)
Net earnings attributable to noncontrolling interests	(9)	(9)	(19)	(15)
Net loss attributable to Paramount	$(5,413)	$(299)	$(5,967)	$(1,417)

Amounts attributable to Paramount:
Net loss from continuing operations	$(5,413)	$(372)	$(5,976)	$(1,535)
Net earnings from discontinued operations, net of tax	—	73	9	118
Net loss attributable to Paramount	$(5,413)	$(299)	$(5,967)	$(1,417)

Basic net earnings (loss) per common share attributable to Paramount:
Net loss from continuing operations	$(8.12)	$(.59)	$(9.08)	$(2.40)
Net earnings from discontinued operations	$—	$.11	$.01	$.18
Net loss	$(8.12)	$(.48)	$(9.06)	$(2.22)

Diluted net earnings (loss) per common share attributable to Paramount:
Net loss from continuing operations	$(8.12)	$(.59)	$(9.08)	$(2.40)
Net earnings from discontinued operations	$—	$.11	$.01	$.18
Net loss	$(8.12)	$(.48)	$(9.06)	$(2.22)

Weighted average number of common shares outstanding:
Basic	667	651	660	651
Diluted	667	651	660	651
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net loss (Paramount and noncontrolling interests)	$(5,404)	$(290)	$(5,948)	$(1,402)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(22)	90	(90)	143
Decrease to net actuarial loss and prior service costs	11	12	20	23
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	(11)	102	(70)	166
Other comprehensive income from discontinued operations	—	2	—	4
Comprehensive loss	(5,415)	(186)	(6,018)	(1,232)
Less: Comprehensive income attributable to noncontrolling interests	7	10	17	17
Comprehensive loss attributable to Paramount	$(5,422)	$(196)	$(6,035)	$(1,249)
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,315	$2,460
Receivables, net	6,545	7,115
Programming and other inventory	1,322	1,414
Prepaid expenses and other current assets	1,497	1,677
Current assets of discontinued operations	—	37
Total current assets	11,679	12,703
Property and equipment, net	1,567	1,666
Programming and other inventory	13,672	13,851
Goodwill	10,509	16,516
Intangible assets, net	2,558	2,589
Operating lease assets	1,069	1,183
Deferred income tax assets, net	1,362	1,242
Other assets	3,474	3,793
Total Assets	$45,890	$53,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$826	$1,100
Accrued expenses	1,865	2,104
Participants’ share and royalties payable	2,462	2,702
Accrued programming and production costs	1,769	1,842
Deferred revenues	708	746
Debt	126	1
Other current liabilities	1,250	1,161
Total current liabilities	9,006	9,656
Long-term debt	14,488	14,601
Participants’ share and royalties payable	1,326	1,394
Pension and postretirement benefit obligations	1,329	1,337
Deferred income tax liabilities, net	35	503
Operating lease liabilities	1,127	1,256
Program rights obligations	229	204
Other liabilities	1,404	1,542

Commitments and contingencies (Note 14)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 10 (2023) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2024 and 2023) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,129 (2024) and 1,115 (2023) shares issued	1	1
Additional paid-in capital	33,299	33,210
Treasury stock, at cost; 503 (2024 and 2023) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	7,779	13,829
Accumulated other comprehensive loss	(1,624)	(1,556)
Total Paramount stockholders’ equity	16,497	22,526
Noncontrolling interests	449	524
Total Equity	16,946	23,050
Total Liabilities and Equity	$45,890	$53,543
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2024	2023
Operating Activities:
Net loss (Paramount and noncontrolling interests)	$(5,948)	$(1,402)
Less: Net earnings from discontinued operations, net of tax	9	118
Net loss from continuing operations	(5,957)	(1,520)
Adjustments to reconcile net loss from continuing operations to net cash flow provided by (used for) operating activities from continuing operations:
Programming charges	1,118	2,371
Depreciation and amortization	201	205
Impairment charges	5,996	—
Deferred tax benefit	(593)	(586)
Stock-based compensation	109	88
(Gain) loss from investments	4	(168)
Equity in loss of investee companies, net of tax and distributions	168	184
Change in assets and liabilities	(727)	(1,198)
Net cash flow provided by (used for) operating activities from continuing operations	319	(624)
Net cash flow provided by operating activities from discontinued operations	—	223
Net cash flow provided by (used for) operating activities	319	(401)
Investing Activities:
Investments	(166)	(124)
Capital expenditures	(100)	(140)
Other investing activities	21	39
Net cash flow used for investing activities from continuing operations	(245)	(225)
Net cash flow provided by (used for) investing activities from discontinued operations	48	(2)
Net cash flow used for investing activities	(197)	(227)
Financing Activities:
Proceeds from issuance of debt	—	45
Repayment of debt	—	(100)
Dividends paid on preferred stock	(29)	(29)
Dividends paid on common stock	(68)	(317)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(18)	(19)
Payments to noncontrolling interests	(97)	(93)
Other financing activities	(25)	(34)
Net cash flow used for financing activities	(237)	(547)
Effect of exchange rate changes on cash and cash equivalents	(30)	4
Net decrease in cash and cash equivalents	(145)	(1,171)
Cash and cash equivalents at beginning of year	2,460	2,885
Cash and cash equivalents at end of period	$2,315	$1,714
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended June 30, 2024
	Preferred Stock Outstanding		Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
March 31, 2024	10	$—	655	$1	$33,240	$(22,958)	$13,226	$(1,615)	$21,894	$443	$22,337
Stock-based compensation activity	—	—	—	—	59	—	—	—	59	—	59
Stock conversion	(10)	—	12	—	—	—	—	—	—	—	—
Common stock dividends	—	—	—	—	—	—	(34)	—	(34)	—	(34)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(1)	(1)
Net earnings (loss)	—	—	—	—	—	—	(5,413)	—	(5,413)	9	(5,404)
Other comprehensive loss	—	—	—	—	—	—	—	(9)	(9)	(2)	(11)
June 30, 2024	—	$—	667	$1	$33,299	$(22,958)	$7,779	$(1,624)	$16,497	$449	$16,946

	Six Months Ended June 30, 2024
	Preferred Stock Outstanding		Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2023	10	$—	653	$1	$33,210	$(22,958)	$13,829	$(1,556)	$22,526	$524	$23,050
Stock-based compensation activity	—	—	2	—	89	—	—	—	89	—	89
Stock conversion	(10)	—	12	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(69)	—	(69)	—	(69)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(92)	(92)
Net earnings (loss)	—	—	—	—	—	—	(5,967)	—	(5,967)	19	(5,948)
Other comprehensive loss	—	—	—	—	—	—	—	(68)	(68)	(2)	(70)
June 30, 2024	—	$—	667	$1	$33,299	$(22,958)	$7,779	$(1,624)	$16,497	$449	$16,946
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended June 30, 2023
	Preferred Stock Outstanding		Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
March 31, 2023	10	$—	651	$1	$33,087	$(22,958)	$13,463	$(1,742)	$21,851	$492	$22,343
Stock-based compensation activity	—	—	—	—	48	—	—	—	48	—	48
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(34)	—	(34)	—	(34)
Net earnings (loss)	—	—	—	—	—	—	(299)	—	(299)	9	(290)
Other comprehensive income	—	—	—	—	—	—	—	103	103	1	104
June 30, 2023	10	$—	651	$1	$33,135	$(22,958)	$13,116	$(1,639)	$21,655	$502	$22,157

	Six Months Ended June 30, 2023
	Preferred Stock Outstanding		Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2022	10	$—	650	$1	$33,063	$(22,958)	$14,737	$(1,807)	$23,036	$570	$23,606
Stock-based compensation activity and other	—	—	1	—	72	—	19	—	91	—	91
Preferred stock dividends	—	—	—	—	—	—	(29)	—	(29)	—	(29)
Common stock dividends	—	—	—	—	—	—	(194)	—	(194)	—	(194)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(85)	(85)
Net earnings (loss)	—	—	—	—	—	—	(1,417)	—	(1,417)	15	(1,402)
Other comprehensive income	—	—	—	—	—	—	—	168	168	2	170
June 30, 2023	10	$—	651	$1	$33,135	$(22,958)	$13,116	$(1,639)	$21,655	$502	$22,157
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

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+. Effective April 30, 2024, Showtime Networks’ domestic premium subscription streaming service was no longer available.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness, and Miramax.

References to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.

On July 7, 2024, Paramount, Skydance Media, LLC (“Skydance”) and other parties entered into a definitive transaction agreement (the “Transaction Agreement”) pursuant to which Paramount and Skydance will become subsidiaries of a new holding company (the “Skydance Merger”). Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “Skydance Investor Group”), including members of the Ellison family and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of the Company, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”) (together with the Skydance Merger, the “Skydance Transactions”). In addition, certain affiliates of existing investors of Skydance, including the Skydance Investor Group, will make a $6.0 billion investment into Paramount (the “Investment”) in exchange for up to 400 million newly issued shares of Class B common stock of the new holding company (“New Paramount Class B Common Stock”) valued at $15.00 per share (subject to ratable reduction) as well as warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial strike price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. The Investment will be comprised of $1.5 billion of cash to Paramount and up to $4.5 billion to fund the cash-stock election discussed below. If the cash-stock elections are undersubscribed, up to $1.5 billion of the unused portion of the $4.5 billion will be contributed to Paramount.

The Skydance Merger will involve: (i) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock valued at $15.00 per share, and (ii) a cash-stock election pursuant to which Paramount Class A Common Stock held by holders other than NAI will be converted, at the holders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and Paramount Class B Common Stock held by holders other than NAI and the investors participating in the Investment will be converted, at the holders’ election, into the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The Skydance Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, including in connection with the Company’s entry into a Superior Proposal (as defined in the Transaction Agreement), the Company will be required to pay Skydance a termination fee in the amount of $400 million.

At the closing of the Skydance Merger, our voting Class A Common Stock and non-voting Class B Common Stock (currently listed and traded on The Nasdaq Stock Market LLC under the symbols “PARAA” and “PARA,” respectively) will cease to be listed, and only the shares of New Paramount Class B Common Stock will be listed on The Nasdaq Stock Market LLC.

On April 29, 2024, the Board of Directors of the Company established an Office of the Chief Executive Officer, consisting of the following three senior company executives who were appointed as co-CEOs: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. On April 30, 2024, Robert M. Bakish stepped down as the Company’s President and Chief Executive Officer and resigned from the Board of Directors. Mr. Bakish has agreed to remain employed with the Company as a Senior Advisor until October 31, 2024 to help ensure a seamless transition of his duties.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
Net Earnings (Loss) per Common Share—Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Net earnings (loss) available to common stockholders is calculated as net earnings (loss) from continuing operations or net earnings (loss), as applicable, adjusted to include a reduction for dividends recorded

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
during the applicable period on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). On April 1, 2024, all outstanding shares of our Mandatory Convertible Preferred Stock were automatically and mandatorily converted into shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024 (see Note 9).

Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and vesting of restricted share units (“RSUs”) or performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. In periods prior to the conversion of our preferred stock, diluted EPS also reflects the effect of the assumed conversion of preferred stock, if dilutive, which includes the issuance of common shares in the weighted average number of shares and excludes the above-mentioned preferred stock dividend adjustment to net earnings (loss) available to common stockholders.

All of our stock options and RSUs for the three and six months ended June 30, 2024, which totaled 30 million for each period, and for the three and six months ended June 30, 2023, which totaled 19 million and 20 million, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Also excluded from the calculation of diluted EPS for the six months ended June 30, 2024 prior to the preferred stock conversion discussed above, and for the three and six months ended June 30, 2023, was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive.

Additionally, because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net loss from continuing operations and net loss used in our calculations of diluted EPS for the six months ended June 30, 2024 and the three and six months ended June 30, 2023 include a reduction for the preferred stock dividends recorded during each period prior to the April 2024 conversion. The table below presents a reconciliation of net loss from continuing operations and net loss to the amounts used in the calculations of basic and diluted EPS.

	Three Months	Six Months Ended
	Ended	June 30,
	June 30, 2023	2024	2023
Amounts attributable to Paramount:
Net loss from continuing operations	$(372)	$(5,976)	$(1,535)
Preferred stock dividends	(14)	(14)	(29)
Net loss from continuing operations for basic and diluted EPS calculation	$(386)	$(5,990)	$(1,564)

Amounts attributable to Paramount:
Net loss	$(299)	$(5,967)	$(1,417)
Preferred stock dividends	(14)	(14)	(29)
Net loss for basic and diluted EPS calculation	$(313)	$(5,981)	$(1,446)
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
2) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at June 30, 2024 and December 31, 2023, grouped by type and predominant monetization strategy.

	At	At
	June 30, 2024	December 31, 2023
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$2,918	$3,318
Internally-produced television and film programming:
Released	6,318	6,666
In process and other	2,222	2,028

Individual Monetization:
Acquired libraries	330	348
Films:
Released	805	624
Completed, not yet released	22	179
In process and other	1,306	1,211
Internally-produced television programming:
Released	534	496
In process and other	512	361
Home entertainment	27	34
Total programming and other inventory	14,994	15,265
Less current portion	1,322	1,414
Total noncurrent programming and other inventory	$13,672	$13,851

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Acquired program rights	$1,066	$1,234	$2,848	$2,648

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$370	$734	$668	$1,130
Film group monetization	$1,280	$1,358	$2,340	$2,726
Programming Charges
During the first quarter of 2024, in connection with our continued review of our content strategy, we made a strategic decision to focus on content with mass global appeal. As part of this, we decided to rationalize original content on our streaming services, especially internationally, and improve the efficiency of our linear network programming. As a result, we reviewed our expansive global content portfolio and removed select content from our platforms. In addition, we decided not to move forward with certain titles and therefore have abandoned some development projects and terminated certain programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations during the first quarter of 2024 relating to these actions. These charges, which totaled $1.12 billion, were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs.
During the first half of 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations relating to these actions in the first half of 2023. These charges, which totaled $697 million and $2.37 billion, for the three and six months ended June 30, 2023, respectively, were comprised of $520 million and $1.97 billion for the impairment of content to its estimated fair value, as well as $177 million and $402 million for development cost write-offs and contract termination costs.
For content that was removed from our platforms or abandoned in each period, the estimated fair value was determined using assumptions for secondary market licensing revenues, if any.
3) IMPAIRMENT, RESTRUCTURING AND OTHER CORPORATE MATTERS
Interim Impairment Testing
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our reporting units, including recent indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Skydance Transactions announced on July 7, 2024. Based on this assessment, we determined that an interim goodwill impairment test was necessary for

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
each of our reporting units. In addition, we considered factors that could impact the fair value of our FCC licenses, including recent projections by geographic market, and determined that interim impairment tests were necessary for eight markets in which we hold FCC licenses.

Goodwill — Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At June 30, 2024, we had five reporting units.

The impairment test for our Cable Networks reporting unit indicated that a goodwill impairment charge of $5.98 billion was required, which represents the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear affiliate market indicators noted above, and the estimated total company market value indicated by the Skydance Transactions. The estimated fair value of our Cable Networks reporting unit was based on the discounted cash flow method. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the applicable reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections for the relevant industry. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For the impairment test of our Cable Networks reporting unit, we utilized a discount rate of 11% and a terminal value that was based on a long-term growth rate of (3)%.

The fair values of the remaining reporting units exceeded their respective carrying values and therefore no impairment charge was required. Three reporting units had fair values that exceeded their respective carrying values by less than 10% and the remaining reporting unit had a fair value that exceeded its carrying value by a significant amount.

FCC Licenses — FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. The FCC licenses impairment tests were performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of FCC licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections. The discount rate and the long-term growth rate were 8% and 0%, respectively.

The impairment tests indicated that the estimated fair values of FCC licenses in two of the eight markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge of $15 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $149 million. The impairment charge, which is recorded within the TV Media segment, was primarily the result of recent declines in industry projections in the markets where these FCC licenses are held.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2024 and 2023, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Severance (a)	$70	$54	$225	$54
Exit costs	—	—	31	—
Restructuring charges	70	54	256	54
Other corporate matters	18	—	18	—
Restructuring and other corporate matters	$88	$54	$274	$54
(a) Severance costs include the accelerated vesting of stock-based compensation.
Severance charges of $225 million for the six months ended June 30, 2024 are comprised of $155 million recorded during the first quarter associated with strategic changes in our global workforce and $70 million recorded during the second quarter related to the exit of our CEO and other management changes. Additionally, during the six months ended June 30, 2024, we recorded charges of $31 million for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

The restructuring charges of $54 million for the three and six months ended June 30, 2023 were comprised of severance costs associated with initiatives to further streamline and transform our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The restructuring liability at June 30, 2024, which principally relates to severance payments, is expected to be substantially paid in the next 12 months.

	Balance at	2024 Activity		Balance at
	December 31, 2023	Charges (a)	Payments	June 30, 2024
TV Media	$162	$93	$(92)	$163
Direct-to-Consumer	6	15	(12)	9
Filmed Entertainment	14	22	(12)	24
Corporate	10	81	(17)	74
Total	$192	$211	$(133)	$270
(a) For the six months ended June 30, 2024, excludes stock-based compensation expense of $14 million and lease impairments of $31 million.
In addition, during the three months ended June 30, 2024, we recorded charges for other corporate matters of $18 million associated with legal and advisory fees related to the Skydance Transactions.
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. is the controlling stockholder of the Company. At June 30, 2024, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.5% of our

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

On July 7, 2024, following their receipt of the final form of the Transaction Agreement and approval of the Skydance Transactions by our Board of Directors, but prior to the execution of the Transaction Agreement, NAI and its wholly owned subsidiaries, NAI Entertainment Holdings LLC and SPV-NAIEH LLC (the “NAI Company Stockholders”), representing approximately 77.4% of the voting power of the Company, executed and delivered a written consent (the “Written Consent”) approving and adopting the Transaction Agreement, which Written Consent became effective immediately following the execution of the Transaction Agreement by all of the parties thereto. Since the Written Consent represents approval by the holders of at least a majority of the outstanding shares of the Company with the right to vote on the adoption and approval of the Transaction Agreement, no additional approval is required from the Company’s stockholders for the Skydance Transactions. Concurrent with the execution of the Transaction Agreement, the NAI Company Stockholders also entered into a voting and support agreement with the Company and Skydance (the “Voting Agreement”), pursuant to which the NAI Company Stockholders agreed to vote (or cause to be voted) their shares in the Company in favor of certain matters set forth therein relating to the Skydance Transactions.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$79	$87	$137	$195

Operating costs (a)	$19	$9	$37	$13
(a) Includes costs expensed as operating expenses in each year. The three and six months ended June 30, 2024 also include costs capitalized in programming assets during the period.

	At	At
	June 30, 2024	December 31, 2023
Receivables, net	$202	$193

Other assets (Receivables, noncurrent)	$78	$101

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues by Type:
Advertising	$2,251	$2,395	$5,347	$5,046
Affiliate and subscription	3,275	3,235	6,632	6,414
Theatrical	138	231	291	358
Licensing and other	1,149	1,755	2,228	3,063
Total Revenues	$6,813	$7,616	$14,498	$14,881
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At June 30, 2024 and December 31, 2023, our allowance for credit losses was $161 million and $120 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.07 billion and $1.39 billion at June 30, 2024 and December 31, 2023, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.8 billion at both June 30, 2024 and December 31, 2023. We recognized revenues of $0.5 billion and $0.6 billion for the six months ended June 30, 2024 and 2023, respectively, that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At June 30, 2024, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $6 billion, of which $2 billion is expected to be recognized during the remainder of 2024, $2 billion in 2025, $1 billion in 2026, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues for which our performance obligation was satisfied in a prior period of $0.2 billion for each of the three months ended June 30, 2024 and 2023, and $0.3 billion and $0.2 billion for the six months ended June 30, 2024 and 2023, respectively. Included in each period were revenues from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films. In addition, the three and six months ended June 30, 2024 include advertising revenue for amounts received during the second quarter of 2024 for the underreporting of revenue by a sales partner in prior periods.
6) DEBT
Our debt consists of the following:

	At	At
	June 30, 2024	December 31, 2023
4.75% Senior Notes due 2025	$125	$125
4.0% Senior Notes due 2026	345	345
3.45% Senior Notes due 2026	86	86
2.90% Senior Notes due 2027	581	581
3.375% Senior Notes due 2028	497	497
3.70% Senior Notes due 2028	496	495
4.20% Senior Notes due 2029	496	496
7.875% Senior Debentures due 2030	829	830
4.95% Senior Notes due 2031	1,230	1,229
4.20% Senior Notes due 2032	979	977
5.50% Senior Debentures due 2033	428	428
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,072	1,071
6.75% Senior Debentures due 2037	76	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	489	489
4.375% Senior Debentures due 2043	1,142	1,138
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,235	1,234
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	541	541
4.60% Senior Notes due 2045	591	591
4.95% Senior Notes due 2050	949	948
6.25% Junior Subordinated Debentures due 2057	644	643
6.375% Junior Subordinated Debentures due 2062	989	989
Obligations under finance leases	1	1
Total debt (a)	14,614	14,602
Less current portion	126	1
Total long-term debt, net of current portion	$14,488	$14,601
(a) At June 30, 2024 and December 31, 2023, the senior and junior subordinated debt balances included (i) a net unamortized discount of $410 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $78 million and $81 million, respectively. The face value of our total debt was $15.10 billion at both June 30, 2024 and December 31, 2023.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper
At both June 30, 2024 and December 31, 2023, we had no outstanding commercial paper borrowings.

Credit Facility
At June 30, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At June 30, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.75x for the quarter ended June 30, 2024 and will remain at this level for the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. For quarters ending on or after September 30, 2024, the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio will be $1.50 billion. We met the covenant as of June 30, 2024.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. On August 1, 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Note 14), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Skydance Transactions. In addition, the amendments increase the amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio to $3.0 billion. These amendments will only become operative upon closing of the Skydance Transactions (see Note 1).

Other Bank Borrowings
At both June 30, 2024 and December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2024.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At June 30, 2024 and December 31, 2023, the carrying value of our outstanding notes and debentures was $14.61 billion and $14.60 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $12.4 billion and $13.6 billion, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Investments
Our investments without a readily determinable fair value for which we have no significant influence, which are principally comprised of our investment in Viacom18, had a carrying value of $607 million and $612 million at June 30, 2024 and December 31, 2023, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets. In April 2023, our ownership of Viacom18 was diluted from 49% to 13% following investment by other parties. The difference between the carrying value of our 49% interest and the fair value of our 13% interest, as indicated by the additional investments, resulted in a noncash gain of $168 million during the second quarter of 2023.
In March 2024, we entered into an agreement to sell our 13% interest in Viacom18 to Reliance Industries Limited (“Reliance”), the majority interest holder, for an aggregate purchase price of 42.86 billion Indian rupees (approximately $514 million based on the foreign exchange rate on June 30, 2024). The closing of this transaction is subject to the satisfaction of certain customary conditions, including receipt of applicable regulatory approvals and the completion of a separate transaction between Viacom18, Reliance and a third party.

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
At June 30, 2024 and December 31, 2023, the notional amount of all foreign exchange contracts was $3.21 billion and $2.72 billion, respectively. At June 30, 2024, $2.79 billion related to future production costs and $417 million related to our foreign currency balances and other expected foreign currency cash flows. At December 31, 2023, $2.20 billion related to future production costs and $523 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023	Financial Statement Account
Non-designated foreign exchange contracts	$1	$(7)	$10	$(6)	Other items, net

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	June 30, 2024	December 31, 2023
Assets:
Foreign currency hedges	$21	$40
Total Assets	$21	$40
Liabilities:
Deferred compensation	$364	$366
Foreign currency hedges	17	30
Total Liabilities	$381	$396
The estimated fair values of our assets that were impaired during the periods presented were determined using Level 3 inputs. See Notes 2 and 3.

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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	June 30, 2024	December 31, 2023
Total assets	$1,917	$1,886

Total liabilities	$201	$232

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$130	$201	$267	$346

Operating loss	$(30)	$(1)	$(64)	$(32)
9) STOCKHOLDERS’ EQUITY
Mandatory Convertible Preferred Stock
On April 1, 2024, each of the 9.7 million outstanding shares of our Mandatory Convertible Preferred Stock was automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock, resulting in the issuance of 11.5 million shares of Class B Common Stock. Prior to the mandatory conversion, 0.3 million shares of Mandatory Convertible Preferred Stock were voluntarily converted into Class B Common Stock during the first quarter of 2024. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our Mandatory Convertible Preferred Stock for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.10	$.29

Total common stock dividends	$34	$34	$69	$194
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$—	$1.4375	$1.4375	$2.8750

Total preferred stock dividends	$—	$14	$14	$29

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2023	$(504)	$(1,052)		$(1,556)
Other comprehensive loss before reclassifications	(88)	—		(88)
Reclassifications to net loss	—	20	(a)	20
Other comprehensive income (loss)	(88)	20		(68)
At June 30, 2024	$(592)	$(1,032)		$(1,624)

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments		Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (b)	Accumulated Other Comprehensive Loss
At December 31, 2022	$(680)		$(1,097)		$(30)	$(1,807)
Other comprehensive income before reclassifications	97		—		4	101
Reclassifications to net loss	44	(c)	23	(a)	—	67
Other comprehensive income	141		23		4	168
At June 30, 2023	$(539)		$(1,074)		$(26)	$(1,639)
(a) Reflects amortization of net actuarial losses (see Note 11).
(b) Reflects cumulative translation adjustments.
(c) Reflects amounts realized within “Gain (loss) from investments” on the Consolidated Statement of Operations in connection with the dilution of our interest in Viacom18 (see Note 7).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $7 million and $8 million for the six months ended June 30, 2024 and 2023, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2024, we recorded a benefit from income taxes of $215 million and $387 million, reflecting an effective income tax rate of 3.9% and 6.3%, respectively. Included in the benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate decreased our effective income tax rate by 13.8 percentage points and 13.9 percentage points for their respective periods.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Impact from Items Affecting Comparability
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 2)	$—	$—	$(1,118)	$275
Impairment charges (Note 3)	$(5,996)	$349	$(5,996)	$349
Restructuring and other corporate matters (Note 3)	$(88)	$9	$(274)	$55
Loss from investment	$—	$—	$(4)	$1
Net discrete tax provision (a)	n/a	$(48)	n/a	$(49)
n/a - not applicable
(a) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that is not expected to be realized because of a reduction in our deferred tax liabilities caused by the second quarter goodwill impairment charge. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
For the three and six months ended June 30, 2023, we recorded a benefit from income taxes of $95 million and $476 million, reflecting an effective income tax rate of 27.2% and 26.3%, respectively. Included in the benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate increased our effective income tax rate by 11.8 percentage points and 5.2 percentage points for their respective periods.

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Impact from Items Affecting Comparability
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 2)	$(697)	$173	$(2,371)	$582
Restructuring charges (Note 3)	$(54)	$14	$(54)	$14
Gain from investment (Note 7)	$168	$(60)	$168	$(60)
Net discrete tax benefit (a)	n/a	$4	n/a	$34
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

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2024	2023	2024	2023
Components of net periodic cost (a):
Interest cost	$50	$52	$3	$3
Expected return on plan assets	(34)	(32)	—	—
Amortization of actuarial loss (gain) (b)	20	21	(5)	(5)
Net periodic cost	$36	$41	$(2)	$(2)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2024	2023	2024	2023
Components of net periodic cost (a):
Interest cost	$99	$103	$5	$6
Expected return on plan assets	(68)	(64)	—	—
Amortization of actuarial loss (gain) (b)	40	42	(9)	(9)
Net periodic cost	$71	$81	$(4)	$(3)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Advertising	$1,733	$1,946	$4,315	$4,202
Affiliate and subscription	1,908	2,011	3,906	4,078
Licensing and other	630	1,200	1,281	2,070
TV Media	4,271	5,157	9,502	10,350
Advertising	513	441	1,033	839
Subscription	1,367	1,224	2,726	2,336
Direct-to-Consumer	1,880	1,665	3,759	3,175
Advertising	7	11	8	16
Theatrical	138	231	291	358
Licensing and other	534	589	985	1,045
Filmed Entertainment	679	831	1,284	1,419
Eliminations	(17)	(37)	(47)	(63)
Total Revenues	$6,813	$7,616	$14,498	$14,881
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Intercompany Revenues:
TV Media	$4	$8	$17	$21
Filmed Entertainment	13	29	30	42
Total Intercompany Revenues	$17	$37	$47	$63

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges and other corporate matters, programming charges, and impairment charges, each where applicable (“Adjusted OIBDA”), as the measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the measure used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Adjusted OIBDA:
TV Media	$1,018	$1,194	$2,463	$2,500
Direct-to-Consumer	26	(424)	(260)	(935)
Filmed Entertainment	(54)	5	(57)	(94)
Corporate/Eliminations	(73)	(124)	(197)	(233)
Stock-based compensation (a)	(50)	(45)	(95)	(84)
Depreciation and amortization	(101)	(105)	(201)	(205)
Programming charges	—	(697)	(1,118)	(2,371)
Impairment charges	(5,996)	—	(5,996)	—
Restructuring and other corporate matters	(88)	(54)	(274)	(54)
Operating loss	(5,318)	(250)	(5,735)	(1,476)
Interest expense	(215)	(240)	(436)	(466)
Interest income	35	33	80	68
Gain (loss) from investments	—	168	(4)	168
Other items, net	(49)	(60)	(87)	(106)
Loss from continuing operations before income taxes and equity in loss of investee companies	(5,547)	(349)	(6,182)	(1,812)
Benefit from income taxes	215	95	387	476
Equity in loss of investee companies, net of tax	(72)	(109)	(162)	(184)
Net loss from continuing operations	(5,404)	(363)	(5,957)	(1,520)
Net earnings from discontinued operations, net of tax	—	73	9	118
Net loss (Paramount and noncontrolling interests)	(5,404)	(290)	(5,948)	(1,402)
Net earnings attributable to noncontrolling interests	(9)	(9)	(19)	(15)
Net loss attributable to Paramount	$(5,413)	$(299)	$(5,967)	$(1,417)
(a) Stock-based compensation expense of $12 million and $14 million for the three and six months ended June 30, 2024, respectively, and $4 million for both the three and six months ended June 30, 2023 is included in “Restructuring and other corporate matters”.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) DISCONTINUED OPERATIONS
The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2023, which primarily reflects the results of Simon & Schuster. On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the first quarter of 2024, we recorded an additional pretax gain of $12 million on the sale as a result of a working capital adjustment.

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Revenues	$292	$550
Costs and expenses:
Operating	155	306
Selling, general and administrative	44	89
Total costs and expenses (a)	199	395
Operating income	93	155
Other items, net	(4)	(7)
Earnings from discontinued operations	89	148
Provision for income taxes (b)	(16)	(30)
Net earnings from discontinued operations, net of tax	$73	$118
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $2 million and $6 million for the three and six months ended June 30, 2023, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for the six months ended June 30, 2023.
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2024, we had outstanding letters of credit and surety bonds of $1.23 billion that were not recorded on the Consolidated Balance Sheet, including $1.02 billion that was issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit facility decreases throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 6).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at June 30, 2024, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of these lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Related to the Skydance Transactions
On July 24, 2024, a purported holder of Paramount Class B Common Stock filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against NAI, Shari E. Redstone, Barbara Byrne, Linda M. Griego, Judith McHale, Charles E. Phillips, Jr. and Susan Schuman, among other defendants (the “Complaint”). The Complaint alleges breaches of fiduciary duties to Paramount’s Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims. The Complaint seeks unspecified damages, costs and expenses, as well as other relief.

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants appealed the ruling, and in April 2024, the New York Supreme Court, Appellate Division, First Department, ruled in our favor and upheld the decision of the trial court dismissing the case against the Company and its officers. The plaintiffs sought leave to

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
reargue, or alternatively, appeal the ruling to the New York Court of Appeals, and in July 2024, the New York Supreme Court, Appellate Division, First Department, denied the plaintiffs’ request.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2024, we had pending approximately 19,100 asbestos claims, as compared with approximately 19,970 as of December 31, 2023. During the second quarter of 2024, we received approximately 740 new claims and closed or moved to an inactive docket approximately 1,150 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2024	2023
Cash paid for interest	$418	$449

Cash paid for income taxes:
Continuing operations	$174	$56
Discontinued operations	$—	$14

Noncash additions to operating lease assets	$60	$69
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $9 million and $15 million for the three and six months ended June 30, 2024, respectively, and $8 million and $22 million for the three and six months ended June 30, 2023, respectively.

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

On July 7, 2024, Paramount, Skydance Media, LLC (“Skydance”) and other parties entered into a definitive transaction agreement (the “Transaction Agreement”) pursuant to which Paramount and Skydance will become subsidiaries of a new holding company (the “Skydance Merger”). Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “Skydance Investor Group”), including members of the Ellison family and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of the Company, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”) (together with the Skydance Merger, the “Skydance Transactions”). In addition, certain affiliates of existing investors of Skydance, including the Skydance Investor Group, will make a $6.0 billion investment into Paramount (the “Investment”) in exchange for up to 400 million newly issued shares of Class B common stock of the new holding company (“New Paramount Class B Common Stock”) valued at $15.00 per share (subject to ratable reduction) as well as warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial strike price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. The Investment will be comprised of $1.5 billion of cash to Paramount and up to $4.5 billion to fund the cash-stock election discussed below. If the cash-stock elections are undersubscribed, up to $1.5 billion of the unused portion of the $4.5 billion will be contributed to Paramount.

The Skydance Merger will involve: (i) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock valued at $15.00 per share, and (ii) a cash-stock election pursuant to which Paramount Class A Common Stock held by holders other than NAI will be converted, at the holders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and Paramount Class B Common Stock held by holders other than NAI and the investors participating in the Investment will be converted, at the holders’ election, into the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock.

The Skydance Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, including in connection with the Company’s entry into a Superior Proposal (as defined in the Transaction Agreement), the Company will be required to pay Skydance a termination fee in the amount of $400 million.

On April 29, 2024, the Board of Directors of the Company established an Office of the Chief Executive Officer, consisting of the following three senior company executives who were appointed as co-CEOs: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. On April 30, 2024, Robert M. Bakish stepped down as the Company’s President and Chief Executive Officer and resigned from the Board of Directors. Mr. Bakish has agreed to remain employed with the Company as a Senior Advisor until October 31, 2024 to help ensure a seamless transition of his duties.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and six months ended June 30, 2024, including a comparison to the three and six months ended June 30, 2023.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and six months ended June 30, 2024, including a comparison to the three and six months ended June 30, 2023.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the six months ended June 30, 2024 and 2023; and of our outstanding debt as of June 30, 2024.
•Critical Accounting Estimates— Updates to the Goodwill and Intangible Assets Impairment Tests disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023.
•Legal Matters—Discussion of legal matters to which we are involved.

Overview
Operational Highlights - Three Months Ended June 30, 2024 versus Three Months Ended June 30, 2023

Consolidated Results of Operations			Increase/(Decrease)
Three Months Ended June 30,	2024	2023	$	%
GAAP:
Revenues	$6,813	$7,616	$(803)	(11)%
Operating income (loss)	$(5,318)	$(250)	$(5,068)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(5,413)	$(372)	$(5,041)	n/m
Diluted EPS from continuing operations	$(8.12)	$(.59)	$(7.53)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$867	$606	$261	43%
Adjusted net earnings from continuing operations attributable to Paramount	$361	$80	$281	n/m
Adjusted diluted EPS from continuing operations	$.54	$.10	$.44	n/m
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“GAAP”).
For the three months ended June 30, 2024, revenues decreased 11% to $6.81 billion, driven by lower licensing revenues. The decrease also reflects lower revenues from our linear networks and theatrical releases. These decreases were partially offset by growth in revenue from our streaming services, led by Paramount+.

We reported an operating loss of $5.32 billion for the three months ended June 30, 2024 compared with an operating loss of $250 million for the comparable prior-year period. The comparison was impacted by a goodwill impairment charge of $5.98 billion in 2024 and programming charges of $697 million in 2023. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these charges as well as other items described under Reconciliation of Non-GAAP Measures, increased 43% driven by improved results for our streaming services, partially offset by declines for our linear networks.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three months ended June 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $5.41 billion, or $8.12 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $372 million, or $.59 per diluted share, for the same prior-year period. The comparison was affected by the charges described above, as well as a gain from investment of $168 million in 2023. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS from continuing operations, which exclude these items as well as other items described under Reconciliation of Non-GAAP Measures, improved by $281 million, or $.44 per diluted share, primarily reflecting the higher tax-effected Adjusted OIBDA, lower interest expense, and a lower loss from equity method investments in 2024.
Operational Highlights - Six Months Ended June 30, 2024 versus Six Months Ended June 30, 2023

Consolidated Results of Operations			Increase/(Decrease)
Six Months Ended June 30,	2024	2023	$	%
GAAP:
Revenues	$14,498	$14,881	$(383)	(3)%
Operating income (loss)	$(5,735)	$(1,476)	$(4,259)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(5,976)	$(1,535)	$(4,441)	n/m
Diluted EPS from continuing operations	$(9.08)	$(2.40)	$(6.68)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$1,854	$1,154	$700	61%
Adjusted net earnings from continuing operations attributable to Paramount	$785	$152	$633	n/m
Adjusted diluted EPS from continuing operations	$1.16	$.19	$.97	n/m
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with GAAP.
For the six months ended June 30, 2024, revenue decreased 3% to $14.50 billion, driven by lower licensing revenue, including the impact to 2024 from labor strikes in 2023; declines in the linear advertising market; and a decline in linear affiliate revenues. These decreases were partially offset by growth in revenues from our streaming services, led by Paramount+, and a 4-percentage point benefit to total revenue from CBS’ broadcast of Super Bowl LVIII. We have these rights on a rotational basis with other networks so did not have a comparable broadcast in 2023.

We reported an operating loss of $5.74 billion for the six months ended June 30, 2024 compared with an operating loss of $1.48 billion for the comparable prior-year period. The operating loss in 2024 includes programming charges of $1.12 billion, a goodwill impairment charge of $5.98 billion and restructuring charges and costs associated with other corporate matters totaling $274 million, and 2023 includes programming charges of $2.37 billion and restructuring charges of $54 million. Adjusted OIBDA, which excludes these charges, as well as other items described under Reconciliation of Non-GAAP Measures, increased 61%, driven by improved results for our streaming services.

For the six months ended June 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $5.98 billion, or $9.08 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $1.54 billion, or $2.40 per diluted share, for the same prior-year period. The comparison was impacted by the charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
to Paramount and adjusted diluted EPS, which improved by $633 million, or $.97 per diluted share, primarily reflecting the higher tax-effected Adjusted OIBDA.
Reconciliation of Non-GAAP Measures
Results for the three and six months ended June 30, 2024 and 2023 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with GAAP. The tax impacts on the items identified as affecting comparability in the tables below have been calculated using the tax rate applicable to each item.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating loss (GAAP)	$(5,318)	$(250)	$(5,735)	$(1,476)
Depreciation and amortization	101	105	201	205
Programming charges (a)	—	697	1,118	2,371
Impairment charges (a)	5,996	—	5,996	—
Restructuring and other corporate matters (a)	88	54	274	54
Adjusted OIBDA (Non-GAAP)	$867	$606	$1,854	$1,154
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(5,547)	$215	(d)	$(5,413)	$(8.12)	(e)
Items affecting comparability:
Impairment charges (a)	5,996	(349)		5,647	8.44
Restructuring and other corporate matters (b)	88	(9)		79	.12
Discrete tax items (c)	—	48		48	.07
Impact of antidilution	—	—		—	.03
Adjusted (Non-GAAP)	$537	$(95)	(d)	$361	$.54	(e)
(a) Reflects a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as a charge of $15 million to reduce the carrying values of FCC licenses in two markets to their estimated fair values. The goodwill charge resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily as a result of recent indicators in the linear affiliate marketplace, and the estimated total company market value indicated by the Skydance Transactions.
(b) Reflects severance charges related to the exit of our CEO as well as other management changes, and costs associated with legal and advisory fees related to the Skydance Transactions.
(c) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that is not expected to be realized because of a reduction in our deferred tax liabilities caused by the second quarter goodwill impairment charge. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(d) The reported effective income tax rate for the three months ended June 30, 2024 was 3.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $95 million divided by adjusted earnings from continuing operations before income taxes of $537 million, was 17.7%. These adjusted measures exclude the items affecting comparability described above.
(e) For the three months ended June 30, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 667 million and in the calculation of adjusted diluted EPS from continuing operations is 669 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(349)	$95	(d)	$(372)	$(.59)
Items affecting comparability:
Programming charges (a)	697	(173)		524	.80
Restructuring charges (b)	54	(14)		40	.06
Gain from investment (c)	(168)	60		(108)	(.16)
Discrete tax items	—	(4)		(4)	(.01)
Adjusted (Non-GAAP)	$234	$(36)	(d)	$80	$.10
(a) Comprised of programming charges recorded in connection with the integration of Showtime into Paramount+, resulting in a change in strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements.
(b) Consists of severance costs associated with the implementation of initiatives to transform and streamline our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+.
(c) Reflects a gain recognized on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.
(d) The reported effective income tax rate for the three months ended June 30, 2023 was 27.2% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $36 million divided by adjusted earnings from continuing operations before income taxes of $234 million, was 15.4%. These adjusted measures exclude the items affecting comparability described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(6,182)	$387	(e)	$(5,976)	$(9.08)	(f)
Items affecting comparability:
Programming charges (a)	1,118	(275)		843	1.27
Impairment charges (b)	5,996	(349)		5,647	8.52
Restructuring and other corporate matters (c)	274	(55)		219	.33
Loss from investment	4	(1)		3	.01
Discrete tax items (d)	—	49		49	.07
Impact of antidilution	—	—		—	.04
Adjusted (Non-GAAP)	$1,210	$(244)	(e)	$785	$1.16	(f)
(a) In connection with our strategic decision to focus on content with mass global appeal, we decided to rationalize original content on our streaming services, especially internationally, and improve the efficiency of our linear network programming. As a result, we reviewed our expansive global content portfolio and removed select content from our platforms. In addition, we decided not to move forward with certain titles and therefore abandoned some development projects and terminated certain programming agreements. Accordingly, we recorded programming charges relating to these actions.
(b) Reflects a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as a charge of $15 million to reduce the carrying values of FCC licenses in two markets to their estimated fair values.
(c) Consists of severance costs associated with strategic changes in our global workforce, the exit of our CEO, and other management changes; the impairment of lease assets; and costs related to the Skydance Transactions.
(d) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that is not expected to be realized because of a reduction in our deferred tax liabilities caused by the second quarter goodwill impairment charge. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(e) The reported effective income tax rate for the six months ended June 30, 2024 was 6.3% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $244 million divided by adjusted earnings from continuing operations before income taxes of $1.21 billion, was 20.2%. These adjusted measures exclude the items affecting comparability described above.
(f) For the six months ended June 30, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 660 million and in the calculation of adjusted diluted EPS from continuing operations is 663 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,812)	$476	(e)	$(1,535)	$(2.40)
Items affecting comparability:
Programming charges (a)	2,371	(582)		1,789	2.74
Restructuring charges (b)	54	(14)		40	.06
Gain from investment (c)	(168)	60		(108)	(.16)
Discrete tax items (d)	—	(34)		(34)	(.05)
Adjusted (Non-GAAP)	$445	$(94)	(e)	$152	$.19
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
(b) Consists of severance costs associated with the implementation of initiatives to transform and streamline our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+.
(c) Reflects a gain recognized on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.
(d) Principally reflects a tax benefit from the resolution of an income tax matter in a foreign jurisdiction.
(e) The reported effective income tax rate for the six months ended June 30, 2023 was 26.3% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $94 million divided by adjusted earnings from continuing operations before income taxes of $445 million, was 21.1%. These adjusted measures exclude the items affecting comparability described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Six Months Ended June 30, 2024 versus Three and Six Months Ended June 30, 2023
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2024		2023		$	%
Advertising	$2,251	33%	$2,395	31%	$(144)	(6)%
Affiliate and subscription	3,275	48	3,235	43	40	1
Theatrical	138	2	231	3	(93)	(40)
Licensing and other	1,149	17	1,755	23	(606)	(35)
Total Revenues	$6,813	100%	$7,616	100%	$(803)	(11)%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2024		2023		$	%
Advertising	$5,347	37%	$5,046	34%	$301	6%
Affiliate and subscription	6,632	46	6,414	43	218	3
Theatrical	291	2	358	2	(67)	(19)
Licensing and other	2,228	15	3,063	21	(835)	(27)
Total Revenues	$14,498	100%	$14,881	100%	$(383)	(3)%
Advertising
For the three and six months ended June 30, 2024, advertising revenues decreased 6% and increased 6%, respectively. Each period was impacted by declines in the linear advertising market, but the six-month period also included a 12-percentage point benefit from the broadcast of Super Bowl LVIII on CBS. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2023. The comparison in each period also includes growth from Paramount+ and Pluto TV.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of affiliate fees we receive from distributors for their carriage of both our cable networks (cable affiliate fees) and television stations (retransmission fees), as well as fees received from third-party television stations for their affiliation with the CBS Television Network (reverse compensation), and subscription fees for our streaming services.

For the three and six months ended June 30, 2024, affiliate and subscription revenues increased 1% and 3%, respectively, primarily driven by increases in subscribers and domestic pricing for Paramount+. Subscribers grew to 68.4 million at June 30, 2024 from 60.7 million at June 30, 2023. The increases in revenue for the three- and six-month periods were partially offset by lower affiliate fees for our linear networks and a negative impact of 3- percentage points and 2-percentage points, respectively, from the absence of pay-per-view boxing events in 2024. In connection with changes in our content strategy described under Programming Charges, we no longer broadcast pay-per-view boxing events.

Theatrical
For the three and six months ended June 30, 2024, theatrical revenues of $138 million and $291 million, respectively, decreased $93 million and $67 million from the comparable prior-year periods, reflecting the success of Transformers: Rise of the Beasts in the prior-year quarter, and the timing of releases in each year. Releases in

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
the second quarter of 2024 included IF and A Quiet Place: Day One, which was released at the end of the quarter, while the prior-year period also benefited from Dungeons & Dragons: Honor Among Thieves. In addition to the second quarter releases, the six-month period also benefited from the first quarter 2024 releases of Bob Marley: One Love, Mean Girls and Miramax’s release of The Beekeeper.

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

For the three and six months ended June 30, 2024, licensing and other revenues decreased 35% and 27%, respectively, primarily reflecting a lower volume of content produced for third parties as the second quarter of 2023 included the licensing of the final seasons of Jack Ryan and Swagger, and the limited series, Black Cake. The decline in each period also reflects a lower volume of licensing in the secondary market. Content available for licensing in 2024 was impacted by temporary production shutdowns due to labor strikes in 2023.

Operating Expenses

	Three Months Ended June 30,
		% of Operating		% of Operating	Increase/(Decrease)
Operating Expenses by Type	2024	Expenses	2023	Expenses	$	%
Content costs	$3,282	75%	$4,146	79%	$(864)	(21)%
Distribution and other	1,085	25	1,081	21	4	—
Total Operating Expenses	$4,367	100%	$5,227	100%	$(860)	(16)%

	Six Months Ended June 30,
		% of Operating		% of Operating	Increase/(Decrease)
Operating Expenses by Type	2024	Expenses	2023	Expenses	$	%
Content costs	$7,262	77%	$8,041	79%	$(779)	(10)%
Distribution and other	2,141	23	2,150	21	(9)	—
Total Operating Expenses	$9,403	100%	$10,191	100%	$(788)	(8)%
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three and six months ended June 30, 2024, content costs decreased 21% and 10%, respectively, primarily driven by lower costs associated with lower licensing revenues, and the impact from changes in our content strategy further described under Programming Charges. The lower content costs for the six months also includes the impacts from the 2023 production shutdowns, which resulted in CBS’ broadcast season being delayed to February 2024. The decrease for the six-month period was partially offset by costs associated with CBS’ broadcast of Super Bowl LVIII.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation and other ancillary and overhead costs associated with our operations.

For the three and six months ended June 30, 2024, distribution and other operating expenses remained relatively flat. The comparison for each period reflects higher revenue sharing costs for our streaming services, mainly costs for third-party distribution, offset by lower theatrical distribution costs, reflecting the timing of releases in each year, and lower compensation costs.

Programming Charges
During the first quarter of 2024, in connection with our continued review of our content strategy, we made a strategic decision to focus on content with mass global appeal. As part of this, we decided to rationalize original content on our streaming services, especially internationally, and improve the efficiency of our linear network programming. As a result, we reviewed our expansive global content portfolio and removed select content from our platforms. In addition, we decided not to move forward with certain titles and therefore have abandoned some development projects and terminated certain programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations during the first quarter of 2024 relating to these actions. These charges, which totaled $1.12 billion, were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs.

During the first half of 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations relating to these actions in the first half of 2023. These charges, which totaled $697 million and $2.37 billion, for the three and six months ended June 30, 2023, respectively, were comprised of $520 million and $1.97 billion for the impairment of content to its estimated fair value, as well as $177 million and $402 million for development cost write-offs and contract termination costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative expenses	$1,579	$1,783	$(204)	(11)%	$3,241	$3,536	$(295)	(8)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three and six months ended June 30, 2024, SG&A expenses decreased 11% and 8%, respectively, principally reflecting lower marketing costs for our streaming services and cable networks.

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Depreciation and amortization	$101	$105	$(4)	(4)%	$201	$205	$(4)	(2)%
Impairment Charges
During the second quarter of 2024, we recorded a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as a charge of $15 million to write down the carrying values of FCC licenses in two markets to their estimated fair values. See Critical Accounting Estimates — Goodwill and Intangible Assets Impairment Tests.

Restructuring and Other Corporate Matters
During the three and six months ended June 30, 2024, we recorded the following costs associated with restructuring and other corporate matters.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Severance (a)	$70	$54	$225	$54
Exit costs	—	—	31	—
Restructuring charges	70	54	256	54
Other corporate matters	18	—	18	—
Restructuring and other corporate matters	$88	$54	$274	$54
(a) Severance costs include the accelerated vesting of stock-based compensation.
Severance charges of $225 million for the six months ended June 30, 2024 are comprised of $155 million recorded during the first quarter associated with strategic changes in our global workforce and $70 million recorded during the second quarter related to the exit of our CEO and other management changes. Additionally, during the six months ended June 30, 2024, we recorded charges of $31 million for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. In addition, during the three months ended June 30, 2024, we recorded charges for other corporate matters of $18 million associated with legal and advisory fees related to the Skydance Transactions.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the third quarter of 2024, we expect to incur additional restructuring charges for severance in the range of approximately $300 million to $400 million associated with plans to streamline and transform our organization.

The restructuring charges of $54 million for the three and six months ended June 30, 2023 were comprised of severance costs associated with initiatives to further streamline and transform our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+.

Interest Expense/Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Interest expense	$215	$240	$(25)	(10)%	$436	$466	$(30)	(6)%
Interest income	$35	$33	$2	6%	$80	$68	$12	18%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of June 30, 2024 and 2023.

	At June 30,
		Weighted Average		Weighted Average
	2024	Interest Rate	2023	Interest Rate
Total notes and debentures	$14,613	5.17%	$15,794	5.13%
Gain/Loss from Investments
During the first quarter of 2024, we recorded a loss of $4 million associated with the sale of an investment. During the second quarter of 2023, we recorded a gain of $168 million on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.

Other Items, Net
The following table presents the components of “Other items, net”.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pension and postretirement benefit costs	$(35)	$(38)	$(69)	$(75)
Foreign exchange loss	(15)	(25)	(19)	(34)
Other	1	3	1	3
Other items, net	$(49)	$(60)	$(87)	$(106)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2024, we recorded a benefit from income taxes of $215 million and $387 million, reflecting an effective income tax rate of 3.9% and 6.3%, respectively. These income tax benefits are primarily the result of a tax benefit of $349 million on impairment charges for goodwill and FCC licenses totaling $6.00 billion for both the three- and six-month periods and, for the six-month period, a tax benefit of $275 million on programming charges of $1.12 billion. Our adjusted effective income tax rates, which exclude the impacts from impairment and programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, were 17.7% and 20.2% for the three and six months ended June 30, 2024, respectively.

For the three and six months ended June 30, 2023, we recorded a benefit from income taxes of $95 million and $476 million, reflecting an effective income tax rate of 27.2% and 26.3%, respectively. These income tax benefits are primarily the result of tax benefits of $173 million and $582 million on programming charges of $697 million and $2.37 billion for the three- and six-month periods, respectively. Our adjusted effective income tax rates, which exclude the impacts from these programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, were 15.4% and 21.1% for the three and six months ended June 30, 2023, respectively.

Equity in Earnings (Loss) of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for our equity method investments.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Equity in earnings (loss) of investee companies	$(71)	$(112)	$41	37%	$(162)	$(190)	$28	15%
Tax (provision) benefit	(1)	3	(4)	n/m	—	6	(6)	n/m
Equity in earnings (loss) of investee companies, net of tax	$(72)	$(109)	$37	34%	$(162)	$(184)	$22	12%
n/m - not meaningful
Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$(5,413)	$(372)	$(5,041)	n/m	$(5,976)	$(1,535)	$(4,441)	n/m
Diluted EPS from continuing operations	$(8.12)	$(.59)	$(7.53)	n/m	$(9.08)	$(2.40)	$(6.68)	n/m
n/m - not meaningful

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three months ended June 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $5.41 billion, or $8.12 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $372 million, or $.59 per diluted share, for the same prior-year period. For the six months ended June 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $5.98 billion, or $9.08 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $1.54 billion, or $2.40 per diluted share, for the same prior-year period. 2024 includes the second quarter goodwill impairment charge of $5.98 billion and first quarter programming charges of $1.12 billion. 2023 includes programming charges of $697 million for the three-month period and $2.37 billion for the six-month period as well as the second quarter 2023 gain on Viacom18 of $168 million.
Net Earnings from Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the three and six months ended June 30, 2023, which primarily reflects the results of Simon & Schuster. On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the first quarter of 2024, we recorded an additional pretax gain of $12 million on the sale as a result of a working capital adjustment.

	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Revenues	$292	$550
Costs and expenses:
Operating	155	306
Selling, general and administrative	44	89
Total costs and expenses (a)	199	395
Operating income	93	155
Other items, net	(4)	(7)
Earnings from discontinued operations	89	148
Provision for income taxes (b)	(16)	(30)
Net earnings from discontinued operations, net of tax	$73	$118
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $2 million and $6 million for the three and six months ended June 30, 2023, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million for the six months ended June 30, 2023.

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

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+. Effective April 30, 2024, Showtime Networks’ domestic premium subscription streaming service was no longer available.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness, and Miramax.

We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges and other corporate matters, programming charges, and impairment charges, each where applicable (“Adjusted OIBDA”), as the measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting since it is the measure used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to operating income (loss), the most directly comparable financial measure in accordance with GAAP.
Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2024		2023		$	%
Revenues:
TV Media	$4,271	63%	$5,157	68%	$(886)	(17)%
Direct-to-Consumer	1,880	27	1,665	21	215	13
Filmed Entertainment	679	10	831	11	(152)	(18)
Eliminations	(17)	—	(37)	—	20	54
Total Revenues	$6,813	100%	$7,616	100%	$(803)	(11)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30,
			Increase/(Decrease)
	2024	2023	$	%
Adjusted OIBDA:
TV Media	$1,018	$1,194	$(176)	(15)%
Direct-to-Consumer	26	(424)	450	n/m
Filmed Entertainment	(54)	5	(59)	n/m
Corporate/Eliminations	(73)	(124)	51	41
Stock-based compensation (a)	(50)	(45)	(5)	(11)
Total Adjusted OIBDA	867	606	261	43
Depreciation and amortization	(101)	(105)	4	4
Programming charges	—	(697)	697	n/m
Impairment charges	(5,996)	—	(5,996)	n/m
Restructuring and other corporate matters	(88)	(54)	(34)	(63)
Total Operating Loss	$(5,318)	$(250)	$(5,068)	n/m
n/m - not meaningful
(a) For the three months ended June 30, 2024 and 2023, stock-based compensation expense of $12 million and $4 million, respectively, is included in “Restructuring and other corporate matters”.
Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2024		2023		$	%
Revenues:
TV Media	$9,502	65%	$10,350	70%	$(848)	(8)%
Direct-to-Consumer	3,759	26	3,175	21	584	18
Filmed Entertainment	1,284	9	1,419	9	(135)	(10)
Eliminations	(47)	—	(63)	—	16	25
Total Revenues	$14,498	100%	$14,881	100%	$(383)	(3)%

	Six Months Ended June 30,
			Increase/(Decrease)
	2024	2023	$	%
Adjusted OIBDA:
TV Media	$2,463	$2,500	$(37)	(1)%
Direct-to-Consumer	(260)	(935)	675	72
Filmed Entertainment	(57)	(94)	37	39
Corporate/Eliminations	(197)	(233)	36	15
Stock-based compensation (a)	(95)	(84)	(11)	(13)
Total Adjusted OIBDA	1,854	1,154	700	61
Depreciation and amortization	(201)	(205)	4	2
Programming charges	(1,118)	(2,371)	1,253	53
Impairment charges	(5,996)	—	(5,996)	n/m
Restructuring and other corporate matters	(274)	(54)	(220)	n/m
Total Operating Loss	$(5,735)	$(1,476)	$(4,259)	n/m
n/m - not meaningful
(a) For the six months ended June 30, 2024 and 2023, stock-based compensation expense of $14 million and $4 million, respectively, is included in “Restructuring and other corporate matters”.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media
Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
			Increase/(Decrease)
TV Media	2024	2023	$	%
Advertising	$1,733	$1,946	$(213)	(11)%
Affiliate and subscription	1,908	2,011	(103)	(5)
Licensing and other	630	1,200	(570)	(48)
Revenues	$4,271	$5,157	$(886)	(17)%

Adjusted OIBDA	$1,018	$1,194	$(176)	(15)%
Revenues
For the three months ended June 30, 2024, revenues decreased 17%.

Advertising
The 11% decrease in advertising revenues was primarily the result of declines in the linear advertising market. Domestic advertising revenues declined 16% to $1.40 billion, including a 3-percentage point negative impact from the comparison to CBS’ broadcast in 2023 of the National Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship, which we have the rights to broadcast every other year. International advertising revenues increased 17% to $331 million, primarily reflecting amounts received during the second quarter of 2024 for the underreporting of revenue by a sales partner in prior periods.

Affiliate and Subscription
Affiliate and subscription revenues decreased 5% for the three months ended June 30, 2024, reflecting decreases of 6% from linear subscriber declines and 1% from the absence of pay-per-view boxing events, partially offset by an increase of 2% from contractual pricing.

Licensing and Other
Licensing and other revenues decreased 48%, reflecting lower revenues from content produced for third parties as the prior-year quarter included the licensing of the final seasons of Jack Ryan and Swagger, and the limited series, Black Cake. The decline also reflects a lower volume of licensing in the secondary market.

Adjusted OIBDA
Adjusted OIBDA decreased 15%, reflecting the decline in advertising and affiliate revenue, partially offset by lower costs for content exhibited on our networks, including the impacts from actions relating to changes in our content strategy in prior periods (as further described under Consolidated Results of Operations — Programming Charges), and lower marketing costs for our cable networks.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
			Increase/(Decrease)
TV Media	2024	2023	$	%
Advertising	$4,315	$4,202	$113	3%
Affiliate and subscription	3,906	4,078	(172)	(4)
Licensing and other	1,281	2,070	(789)	(38)
Revenues	$9,502	$10,350	$(848)	(8)%

Adjusted OIBDA	$2,463	$2,500	$(37)	(1)%

Revenues
For the six months ended June 30, 2024, revenues decreased 8%, reflecting lower licensing and affiliate revenues, partially offset by higher advertising revenues, driven by CBS’ broadcast of Super Bowl LVIII in the first quarter of 2024.

Advertising
The 3% increase in advertising revenues includes a 13-percentage point benefit from CBS’ broadcast of Super Bowl LVIII in the first quarter of 2024. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2023. Domestic advertising revenues increased 3% to $3.74 billion, driven by the benefit of Super Bowl LVIII, and international advertising revenues increased 4% to $573 million, driven by amounts received during the period relating to the under reporting of revenue by a sales partner in prior periods. The increases were partially offset by declines in the linear advertising market.

Affiliate and Subscription
Affiliate and subscription revenues decreased 4% for the six months ended June 30, 2024, reflecting a decrease of 7% from linear subscriber declines, partially offset by an increase of 3% from contractual pricing.

Licensing and Other
Licensing and other revenues decreased 38%, reflecting a lower volume of licensing in the secondary market and lower revenues from content produced for third parties. Content available for licensing was impacted by temporary production shutdowns due to labor strikes in 2023.

Adjusted OIBDA
Adjusted OIBDA decreased 1%, primarily reflecting the impact from declines in the linear advertising market, lower affiliate revenues, and lower licensing profits, partially offset by the benefit from the broadcast of Super Bowl LVIII and lower costs for other content exhibited on our networks and marketing.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
			Increase/(Decrease)
Direct-to-Consumer	2024	2023	$	%
Advertising	$513	$441	$72	16%
Subscription	1,367	1,224	143	12
Revenues	$1,880	$1,665	$215	13%

Adjusted OIBDA	$26	$(424)	$450	n/m

n/m - not meaningful

	Three Months Ended June 30,
(in millions)	2024	2023	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	68.4	60.7	7.7	13%

Revenues	$1,445	$990	$455	46%
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
Revenues
For the three months ended June 30, 2024, the 13% increase in revenues was primarily driven by growth from Paramount+.

Advertising
The 16% increase in advertising revenues reflects growth in impressions and pricing for Paramount+ and Pluto TV.

Subscription
The 12% increase in subscription revenues was driven by growth in Paramount+ subscribers and pricing increases for each of our domestic Paramount+ subscription plans, which took effect in June 2023 when we launched the Paramount+ with Showtime subscription plan. Paramount+ subscribers increased 7.7 million, or 13%, compared with June 30, 2023, reflecting growth in domestic subscribers. Growth in Paramount+ subscribers includes the migration of certain subscribers from Showtime’s premium subscription streaming service, which was no longer offered as a standalone service to new subscribers effective July 6, 2023 and was no longer available as of April 30, 2024. The growth was partially offset by a negative impact of 5-percentage points from the absence of pay-per-view boxing events in 2024. In connection with changes in our content strategy described under Consolidated Results of Operations — Programming Charges we terminated our rights to pay-per-view boxing.

During the quarter, global Paramount+ subscribers decreased 2.8 million, or 4%, to 68.4 million, compared with 71.2 million at March 31, 2024, principally reflecting the exit of a distribution agreement in South Korea, which did not contribute significantly to revenue or Adjusted OIBDA.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the third quarter of 2024, pricing increases will take effect for all subscribers to the Paramount+ with Showtime plan and new subscribers to the Paramount+ Essential plan, our advertising-supported subscription plan.

Adjusted OIBDA
Adjusted OIBDA improved by $450 million to $26 million, reflecting the revenue growth, and lower marketing and content costs, including the impacts from actions relating to changes in our content strategy in prior periods (as further described under Consolidated Results of Operations — Programming Charges), partially offset by higher revenue sharing costs.
Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
			Increase/(Decrease)
Direct-to-Consumer	2024	2023	$	%
Advertising	$1,033	$839	$194	23%
Subscription	2,726	2,336	390	17
Revenues	$3,759	$3,175	$584	18%

Adjusted OIBDA	$(260)	$(935)	$675	72%

	Six Months Ended June 30,
			Increase/(Decrease)
	2024	2023	$	%
Paramount+ (Global)
Revenues	$2,904	$1,955	$949	49%
Revenues
For the six months ended June 30, 2024, the 18% increase in revenues was primarily driven by growth from Paramount+.

Advertising
The 23% increase in advertising revenues was driven by growth from Pluto TV and Paramount+. The increase for Paramount+ reflects the benefit of Super Bowl LVIII and an increase in subscribers to the advertising-supported subscription plan, Paramount+ Essential.

Subscription
The 17% increase in subscription revenues was driven by growth in Paramount+ subscribers and the June 2023 pricing increases discussed above, partially offset by a negative impact of 3-percentage points from the absence of pay-per-view boxing events.

Adjusted OIBDA
Adjusted OIBDA improved by $675 million, reflecting revenue growth and lower marketing and content costs, partially offset by higher revenue sharing costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Filmed Entertainment
Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2024	2023	$	%
Advertising (a)	$7	$11	$(4)	(36)%
Theatrical	138	231	(93)	(40)
Licensing and other	534	589	(55)	(9)
Revenues	$679	$831	$(152)	(18)%

Adjusted OIBDA	$(54)	$5	$(59)	n/m
n/m - not meaningful
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms.
Revenues
For the three months ended June 30, 2024, revenues decreased 18%, primarily driven by lower theatrical revenues.

Theatrical
Theatrical revenues decreased 40%, reflecting the success of Transformers: Rise of the Beasts in the prior-year quarter, as well as the timing of releases. Releases in the second quarter of 2024 included IF and A Quiet Place: Day One, which was released at the end of the quarter, while the prior-year quarter also benefited from Dungeons & Dragons: Honor Among Thieves.

Licensing and Other
Licensing and other revenues decreased 9%, principally due to lower revenues from the licensing of film library titles.

Adjusted OIBDA
Adjusted OIBDA decreased $59 million, reflecting the lower revenue, partially offset by lower content and marketing costs in the second quarter of 2024.
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2024	2023	$	%
Advertising (a)	$8	$16	$(8)	(50)%
Theatrical	291	358	(67)	(19)
Licensing and other	985	1,045	(60)	(6)
Revenues	$1,284	$1,419	$(135)	(10)%

Adjusted OIBDA	$(57)	$(94)	$37	39%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third party digital platforms.
Revenues
For the six months ended June 30, 2024, revenues decreased 10%, primarily driven by lower theatrical and licensing revenues.

Theatrical
For the six months ended June 30, 2024, theatrical revenues decreased $67 million, reflecting the comparison against the success of Transformers: Rise of the Beasts in the prior-year period. In addition to the above-mentioned second quarter releases, theatrical revenue also benefited from the first quarter 2024 releases of Bob Marley: One Love, Mean Girls and Miramax’s release of The Beekeeper. The comparable prior-year period reflects the previously mentioned second quarter 2023 releases as well as the first quarter release of Scream VI.

Licensing and Other
Licensing and other revenues decreased 6%, primarily due to lower revenues from the licensing of theatrical releases in the home entertainment market.

Adjusted OIBDA
Adjusted OIBDA improved by $37 million, principally as a result of lower marketing costs, reflecting the timing and mix of theatrical releases in each year.
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

Our investing and financing spending includes capital expenditures; acquisitions; funding relating to new and existing investments, including SkyShowtime, our streaming joint venture with Comcast Corporation, under which both parent companies have committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $2.64 billion as of June 30, 2024. We routinely assess our capital structure and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $2.32 billion as of June 30, 2024, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.
Cash Flows
The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2024	2023	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$319	$(624)	$943
Discontinued operations	—	223	(223)
Net cash flow provided by (used for) operating activities	319	(401)	720
Net cash flow (used for) provided by investing activities from:
Continuing operations	(245)	(225)	(20)
Discontinued operations	48	(2)	50
Net cash flow used for investing activities	(197)	(227)	30
Net cash flow used for financing activities	(237)	(547)	310
Effect of exchange rate changes on cash and cash equivalents	(30)	4	(34)
Net decrease in cash and cash equivalents	$(145)	$(1,171)	$1,026
Operating Activities
Operating cash flow from continuing operations for the six months ended June 30, 2024 was a net source of cash of $319 million compared with a net use of cash of $624 million for the six months ended June 30, 2023. The increase in operating cash flow from continuing operations primarily reflects lower spending for content.
Net cash flow provided by operating activities includes payments of $100 million and $136 million for the six months ended June 30, 2024 and 2023, respectively, associated with restructuring, merger-related costs and transformation initiatives, net of insurance recoveries received related to merger-related litigation matters. Our transformation initiatives are related to future-state technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we have adapted our facilities to accommodate our hybrid and agile work model.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cash flow provided by operating activities from discontinued operations for the six months ended June 30, 2023 reflected the operating activities of Simon & Schuster, which was sold in October 2023 (see Consolidated Results of Operations — Net Earnings from Discontinued Operations).
Investing Activities

	Six Months Ended June 30,
	2024	2023
Investments	$(166)	$(124)
Capital expenditures (a)	(100)	(140)
Other investing activities	21	39
Net cash flow used for investing activities from continuing operations	(245)	(225)
Net cash flow provided by (used for) investing activities from discontinued operations	48	(2)
Net cash flow used for investing activities	$(197)	$(227)
(a) Includes payments associated with the implementation of our transformation initiatives of $5 million and $11 million for the six months ended June 30, 2024 and 2023, respectively.

Financing Activities

	Six Months Ended June 30,
	2024	2023
Proceeds from issuance of debt	$—	$45
Repayment of debt	—	(100)
Dividends paid on preferred stock	(29)	(29)
Dividends paid on common stock	(68)	(317)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(18)	(19)
Payments to noncontrolling interests	(97)	(93)
Other financing activities	(25)	(34)
Net cash flow used for financing activities	$(237)	$(547)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) for the three and six months ended June 30, 2024 and 2023. On April 1, 2024, each outstanding share of our Mandatory Convertible Preferred Stock automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.10	$.29

Total common stock dividends	$34	$34	$69	$194
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$—	$1.4375	$1.4375	$2.8750

Total preferred stock dividends	$—	$14	$14	$29
Capital Structure
The following table sets forth our debt.

	At	At
	June 30, 2024	December 31, 2023
Senior debt	$12,980	$12,969
Junior debt	1,633	1,632
Obligations under finance leases	1	1
Total debt (a)	14,614	14,602
Less current portion	126	1
Total long-term debt, net of current portion	$14,488	$14,601
(a) At June 30, 2024 and December 31, 2023, the senior and junior subordinated debt balances included (i) a net unamortized discount of $410 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $78 million and $81 million, respectively. The face value of our total debt was $15.10 billion at both June 30, 2024 and December 31, 2023.

Senior Debt
At June 30, 2024, our senior debt was comprised of senior notes and debentures due between 2025 and 2050 with interest rates ranging from 2.90% to 7.875%.

Junior Debt
At June 30, 2024, our junior debt was comprised of $644 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper
At both June 30, 2024 and December 31, 2023, we had no outstanding commercial paper borrowings.

Credit Facility
At June 30, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At June 30, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.75x for the quarter ended June 30, 2024 and will remain at this level for the quarter ending September 30, 2024, and will then decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with decreases of 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. For quarters ending on or after September 30, 2024, the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio will be $1.50 billion. We met the covenant as of June 30, 2024.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. On August 1, 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Guarantees — Letters of Credit and Surety Bonds), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Skydance Transactions. In addition, the amendments increase the amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio to $3.0 billion. These amendments will only become operative upon closing of the Skydance Transactions.

Other Bank Borrowings
At both June 30, 2024 and December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2024.
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2024, we had outstanding letters of credit and surety bonds of $1.23 billion that were not recorded on the Consolidated Balance Sheet, including $1.02 billion that was issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit facility decreases throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Capital Structure — Credit Facility).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at June 30, 2024, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of these lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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
Critical Accounting Estimates
See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2023, for a discussion of our other critical accounting estimates.
Goodwill and Intangible Assets Impairment Tests
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, annually during the fourth quarter and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value. For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our reporting units, including recent indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Skydance Transactions announced on July 7, 2024. Based on this assessment, we determined that an interim goodwill impairment test was necessary for each of our reporting units. In addition, we considered factors that could impact the fair value of our FCC licenses, including recent projections by geographic market, and determined that interim impairment tests were necessary for eight markets in which we hold FCC licenses.

Goodwill—Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At June 30, 2024, we had five reporting units.

For the goodwill impairment tests we calculated an estimated fair value for each reporting unit to determine whether it exceeded the carrying value of the respective reporting unit. Approaches used to estimate the fair values were the discounted cash flow method, the traded values of comparable businesses, and the transaction values of comparable businesses. The discounted cash flow method, which estimates fair value based on the present value of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the applicable reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections for the relevant industry. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. Traded and transaction values were determined using comparable company trading multiples as well as multiples from recent transactions of comparable companies. The selected multiples consider each reporting unit’s relative growth, profitability, size, and risk relative to the selected publicly traded companies. We also considered the reasonableness of the market capitalization of our Company in relation to the estimated aggregate fair value of our reporting units.

The impairment test for our Cable Networks reporting unit indicated that a goodwill impairment charge of $5.98 billion was required, which represents the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear affiliate market indicators noted above, and the estimated total company market value indicated by the Skydance Transactions. The estimated fair value of our Cable Networks reporting unit was based on the discounted cash flow method, utilizing a discount rate of 11% and a terminal value that was based on a long-term growth rate of (3)%.

The fair values of our remaining reporting units exceeded their respective carrying values and therefore no impairment charge was required. Our Filmed Entertainment reporting unit had a fair value that exceeded its carrying value by a significant amount, and the remaining three reporting units had fair values that exceeded their respective carrying values by less than 10%.

The estimated fair value of our CBS Entertainment reporting unit, which exceeded its carrying value by 4% and had a goodwill balance of $5.16 billion at June 30, 2024, was based on both the discounted cash flow method and the traded values of comparable businesses utilizing an OIBDA multiple. An increase to the discount rate of 50 basis points, or a decrease to the long-term growth rate of 50 basis points, assuming no changes to other factors, would cause a decrease to the estimated fair value of the reporting unit of $200 million and $100 million, respectively, and the fair value would exceed the carrying value by 3% and 4%, respectively.

The estimated fair value of our Paramount+ reporting unit, which exceeded its carrying value by 5% and had a goodwill balance of $1.47 billion at June 30, 2024, was based on the traded and transaction values of comparable businesses utilizing revenue multiples. A decrease of 0.1x to the multiple would cause the fair value of the reporting unit to fall below its carrying value by $299 million.

The estimated fair value of our Pluto TV reporting unit, which exceeded its carrying value by 4% and had a goodwill balance of $1.26 billion at June 30, 2024, was based on the traded and transaction values of comparable businesses utilizing revenue multiples. A decrease of 0.1x to the multiple would cause the fair value of the reporting unit to fall below its carrying value by $41 million.

Certain future events and circumstances, including deterioration of market conditions, increases in interest rates, and unfavorable impacts to the projections used in the impairment tests for the reporting units discussed above, including from further declines in the linear advertising and affiliate markets, an increased shift by advertisers to competing advertising platforms, changes in consumer behavior, a decrease in audience acceptance of our content and platforms, and delays or difficulties in achieving our profitability goals for our streaming services, could cause

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
the fair values of these reporting units to fall below their respective carrying values and a noncash impairment charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.
FCC Licenses—FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At June 30, 2024, we had 14 television markets with FCC license book values, which totaled $2.29 billion.
The FCC licenses impairment tests were performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of FCC licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections. The discount rate and the long-term growth rate were 8% and 0%, respectively.

The impairment tests indicated that the estimated fair values of FCC licenses in two of the eight markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge of $15 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $149 million. The impairment charge, which is recorded within the TV Media segment, was primarily the result of recent declines in industry projections in the markets where these FCC licenses are held. The estimated fair values of FCC licenses in the six remaining markets, which had an aggregate carrying value of $1.08 billion, were each within 10% of their respective carrying values. For the eight markets tested, an increase to the discount rate of 50 basis points, or a decrease to the long-term growth rate of 50 basis points, assuming no changes to other factors, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by an additional $89 million and $59 million, respectively.

The estimated fair values of FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which we own and operate television stations. Certain future events and circumstances, including market volatility and increases in interest rates, or a decline in the local television advertising marketplace could result in a downward revision to our current assumptions and judgments. Various factors may contribute to a future decline in an advertising marketplace including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of television advertising revenues in that market; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A further downward revision to the present value of future cash flows could result in an additional impairment and a noncash charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

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

Litigation Related to the Skydance Transactions
On July 24, 2024, a purported holder of Paramount Class B Common Stock filed a putative class action lawsuit in the Court of Chancery of the State of Delaware against NAI, Shari E. Redstone, Barbara Byrne, Linda M. Griego, Judith McHale, Charles E. Phillips, Jr. and Susan Schuman, among other defendants (the “Complaint”). The Complaint alleges breaches of fiduciary duties to Paramount’s Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims. The Complaint seeks unspecified damages, costs and expenses, as well as other relief.

Litigation Related to Stock Offerings
In August 2021, Camelot Event Driven Fund filed a putative securities class action lawsuit in New York Supreme Court, County of New York, and in November 2021, an amended complaint was filed that, among other changes, added an additional named plaintiff (as used in this paragraph, the “Complaint”). The Complaint is on behalf of investors who purchased shares of the Company’s Class B Common Stock and 5.75% Series A Mandatory Convertible Preferred Stock pursuant to public securities offerings completed in March 2021, and was filed against the Company, certain senior executives, members of our Board of Directors, and the underwriters involved in the offerings. The Complaint asserts violations of federal securities law and alleges that the offering documents contained material misstatements and omissions, including through an alleged failure to adequately disclose certain total return swap transactions involving Archegos Capital Management referenced to our securities and related alleged risks to the Company’s stock price. In December 2021, the plaintiffs filed a stipulation seeking the voluntary dismissal without prejudice of the outside director defendants from the lawsuit, which the Court subsequently ordered. On the same date, the defendants filed motions to dismiss the lawsuit, which were heard in January 2023. In February 2023, the Court dismissed all claims against the Company while allowing the claims against the underwriters to proceed. The plaintiffs and underwriter defendants appealed the ruling, and in April 2024, the New York Supreme Court, Appellate Division, First Department, ruled in our favor and upheld the decision of the trial court dismissing the case against the Company and its officers. The plaintiffs sought leave to reargue, or alternatively, appeal the ruling to the New York Court of Appeals, and in July 2024, the New York Supreme Court, Appellate Division, First Department, denied the plaintiffs’ request.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2024, we had pending approximately 19,100 asbestos claims, as compared with approximately 19,970 as of December 31, 2023. During the second quarter of 2024, we received approximately 740 new claims and closed or moved to an inactive docket approximately 1,150 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results, performance and achievements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of advertising market conditions, changes in consumer viewership and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries, including cost increases; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our ongoing changes in business strategy, including investments in new businesses, products, services, technologies and other strategic activities; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content; liabilities related to discontinued operations and former businesses; risks related to environmental, social and governance (ESG) matters; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally; disruptions to our operations as a result of labor disputes; the inability to hire or retain key employees or secure creative talent; volatility in the prices of our common stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; business uncertainties, including the effect of the Merger on the Company’s employees, commercial partners, clients and customers, and contractual restrictions while the Merger is pending; prevention, delay or reduction of the anticipated benefits of the Skydance Transactions as a result of Closing conditions; the Transaction Agreement’s limitation on our ability to pursue alternatives to the Skydance Transactions; risks related to a failure to complete the Merger, including payment of a termination fee and negative reactions from the financial markets and from our employees, commercial partners, clients and customers; risks related to change in control or other provisions in certain agreements that may be triggered by the Skydance Transactions; litigation relating to the Merger potentially preventing or delaying the Closing and/or resulting in payment of damages; challenges realizing synergies and other anticipated benefits expected from the Merger, including integrating the Company’s and Skydance’s businesses successfully; potential unforeseen direct and indirect costs as a result of the Merger; any negative effects of the announcement, pendency or consummation of the Skydance Transactions on the market price of the Company Common Stock and New Paramount Class B Common Stock; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4.	Controls and Procedures.
Our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended.

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
In addition to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024), the following risks relating to the pending Skydance Transactions, including the Skydance Merger (in this section, the “Merger”), between the Company and Skydance, among others, could adversely affect the Company’s business, financial condition or results of operations before and after the completion of the Merger.

Risk Relating to the Merger
We will be subject to business uncertainties and contractual restrictions while the Merger is pending
Uncertainty about the effect of the Merger on employees, commercial partners, clients or customers may have an adverse effect on us. Parties with whom we have business relationships, including distributors, advertisers or content providers, may be uncertain as to the future of such relationships or may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. In addition, if key employees depart because of uncertainty about their future roles or the potential complexities of the Skydance Transactions, our business could be harmed. Furthermore, the Transaction Agreement contains limitations with respect to our ability to take certain actions that are outside the ordinary course of business prior to the closing of the Merger (the “Closing”), which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the Closing. For additional information, see the Transaction Agreement, which was included as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on July 11, 2024. The foregoing reference to the Transaction Agreement and the Skydance Transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Transaction Agreement.

The Company, Skydance and the Skydance Investor Group must obtain certain regulatory approvals in order to complete the Skydance Transactions; if such approvals are not obtained or are obtained with conditions, the Skydance Transactions may be prevented or delayed or the anticipated benefits of the Skydance Transactions could be reduced
The Closing is conditioned upon, among other things, the clearance or approval by various regulatory authorities in the United States and other jurisdictions. As a condition to granting the necessary approvals or clearances, regulatory authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of the new holding company’s (“New Paramount”) business after consummation of the Skydance Transactions. Any such requirements or restrictions sought by regulatory authorities could negatively affect the business, financial condition or results of operations of New Paramount following completion of the Skydance Transactions. Any such requirements or restrictions may prevent or delay completion of the Skydance Transactions or may reduce the anticipated benefits of the Skydance Transactions, which could also have a material adverse effect on New Paramount’s business, financial condition, results of operations or cash flows.

The Transaction Agreement limits our ability to pursue alternatives to the Skydance Transactions, which may discourage other companies from making a favorable alternative transaction proposal
The Transaction Agreement contains provisions that make it more difficult for us to enter into alternative transactions. Under the Transaction Agreement, commencing at 11:59 p.m., New York City Time, on August 21, 2024 (the “No-Shop Period Start Date”) (as may be extended with respect to certain third parties in accordance with the Transaction Agreement), we are subject to “no-shop” provisions that restrict our ability to, among other things, solicit, initiate or knowingly facilitate or knowingly encourage competing third party proposals for the acquisition of Company voting or equity securities or assets. In addition, before our Board of Directors (acting upon the recommendation of the special committee of our Board of Directors (the “Special Committee”)) or the Special Committee terminates the Transaction Agreement to enter into a superior proposal, Skydance generally has an opportunity to offer to modify the terms of the Skydance Transactions. Upon termination of the Transaction Agreement under certain circumstances, including in connection with our entry into a superior proposal, we would be required to pay Skydance a termination fee of $400 million (the “Termination Fee”).

These provisions could discourage a potential third party that has an interest in making a competing proposal, even if such party were prepared to pay consideration with a higher per share value than the currently proposed merger consideration.
If the Transaction Agreement is terminated and the Company decides to seek another business combination, it may not be able to negotiate or consummate transactions with another party on terms comparable to, or better than, the terms of the Transaction Agreement. In certain circumstances, we would be required to pay to Skydance the Termination Fee if such a business combination is agreed to or consummated within 12 months after such termination.

The Skydance Transactions are subject to a number of Closing conditions and, if these conditions are not satisfied, the Transaction Agreement may be terminated in accordance with its terms and the Skydance Transactions may not be completed. In addition, the parties have the right to terminate the Transaction Agreement under certain circumstances, in which case the Skydance Transactions would not be completed
The Skydance Transactions are subject to a number of Closing conditions and, if these conditions are not satisfied or waived (to the extent permitted by law), the Skydance Transactions will not be completed. These conditions include, among others: (i) the effectiveness of New Paramount’s registration statement on Form S-4 pursuant to which shares of New Paramount Class B Common Stock issuable in connection with the Skydance Transactions will be registered with the SEC, and the absence of any stop order or other proceeding that suspends or otherwise threatens such effectiveness; (ii) the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the clearance and obtainment of approvals under certain specified antitrust laws, foreign direct investment laws, and communications laws; (iv) the absence of any order or legal requirement that enjoins, restrains or otherwise prohibits the consummation of the Mergers (as defined in the Transaction Agreement) or that would impose a material adverse effect on New Paramount and its subsidiaries, taken as a whole after giving effect to the Mergers (as defined in the Transaction Agreement); (v) the registration, and the authorization for listing on The Nasdaq Stock Market LLC, of New Paramount Class B Common Stock; (vi) the mailing of the information statement contemplated by Rule 14c-2 of the Securities Exchange Act of 1934, as amended by the Company to the stockholders of the Company, and the lapse of at least 20 calendar days from the date of completion of such mailing; (vii) the consummation of each of the NAI Transaction and the PIPE Transaction (each as defined in the Transaction Agreement) immediately prior to or substantially concurrent with the Closing; (vii) the delivery by each of Skydance and Paramount to the other party of duly executed counterparts to each of the ancillary agreements required to be delivered at the Closing to which it is a party; and (ix) customary conditions regarding the accuracy of the representations and warranties and material compliance by the parties with their respective obligations under the Transaction Agreement.

These Closing conditions may not be fulfilled and, accordingly, the Skydance Transactions may not be completed. In addition, we may choose not to proceed with the Skydance Transactions if, among other things, (i) any of the Subscription Agreements or the NAI Stock Purchase Agreement (each as defined in the Transaction Agreement) is terminated in accordance with their respective terms; (ii) the consummation of the Skydance Transactions does not occur before April 7, 2025, subject to two automatic extensions of 90 days each if on such date all of the Closing conditions except those relating to regulatory approvals have been satisfied or waived; (iii) a governmental authority having jurisdiction over Skydance or Paramount has issued any law permanently restraining, enjoining or otherwise prohibiting the Merger and such law becomes final and non-appealable; or (iv) the other party breaches its representations, warranties or covenants in the Transaction Agreement in a manner that would result in a failure of an applicable Closing condition, subject in certain cases to the right of the breaching party to cure the breach. We may also (acting with the prior approval of the Special Committee), prior to the No-Shop Period Start Date, terminate the Transaction Agreement to enter into a definitive agreement with respect to a Superior Proposal (as defined in the Transaction Agreement), subject to complying with certain requirements including the payment to Skydance of the Termination Fee.

Failure to complete the Merger could negatively impact our business, financial condition, results of operations and stock price
The Merger cannot be completed until conditions to Closing are satisfied or, if permissible under applicable law, waived. The Merger is subject to numerous Closing conditions, including the receipt of required regulatory approvals. If the Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks or consequences, including:
•we may be required, under certain circumstances, to pay Skydance the Termination Fee;
•we will be required to pay certain costs relating to the Merger, whether or not the Merger is completed, such as significant fees and expenses relating to financial advisory, legal, accounting, consulting or other advisory fees or expenses, employee-benefit or related expenses, regulatory filings or filing and printing fees; or
•matters relating to the Merger may require substantial commitments of time and resources by our management or the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations or other opportunities that may have been beneficial to us.
In addition, if the Merger is not completed, we may experience negative reactions from the financial markets or from our employees, commercial partners, clients or customers. We could also be subject to litigation, including litigation related to failure to complete the Merger or to enforce our obligations under the Transaction Agreement. If the Merger is not consummated, including for the reasons described in the risk factors above, there can be no assurance that the risks described above will not materially affect our business, financial condition, results of operations or stock price. For a description of the circumstances under which the Termination Fee is payable, see the Transaction Agreement.

The Skydance Transactions may trigger change in control or other provisions in certain agreements, which may, among other things, allow third parties to terminate or alter existing contracts or relationships with us
We have contracts with customers, licensees, vendors, landlords, lenders, business partners and other third parties, which may require us to obtain consents from these other parties in connection with the Skydance Transactions. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which we currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with us in anticipation of or as a result of the Skydance Transactions. The pursuit of such rights may result in us or New Paramount suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements or losing rights that are material to its business.

Any such disruptions could adversely impact New Paramount’s ability to achieve the anticipated benefits of the Skydance Transactions. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Skydance Transactions or the termination of the Transaction Agreement.

Litigation relating to the Merger may be filed against Our Board of Directors and/or the Special Committee that could prevent or delay the Closing and/or result in the payment of damages following the Closing
In connection with the Merger, it is possible that our stockholders may file putative class action lawsuits against our Board of Directors and/or the Special Committee. Among other remedies, our stockholders could seek damages and/or to enjoin the Merger. The outcome of any litigation is uncertain and any such potential lawsuits could prevent or delay the Closing and/or result in substantial costs to the Company. Any such actions may create uncertainty relating to the Merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may involve significant costs and may otherwise adversely affect New Paramount’s business, financial condition, results of operations or cash flows. See Note 14 to the consolidated financial statements appearing in Item 1 of Part I of this Report under the caption “Litigation Related to the Skydance Transactions” for further information.

Although we expect the Merger will result in synergies and other benefits, those synergies and benefits may not be realized or may not be realized within the expected time frame. The Company’s and Skydance’s businesses may not be integrated successfully or such integration may be more difficult, time consuming or costly than expected. Operating costs, customer loss and business disruption, including difficulties in maintaining relationships with employees, customers, suppliers or vendors, may be greater than expected following the Merger. Revenues following the Merger may be lower than expected
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on New Paramount’s ability to integrate the Company’s or Skydance’s businesses in a manner that facilitates growth opportunities or achieves the projected standalone cost savings or revenue growth trends identified by each company without adversely affecting current revenues or investments in future growth. Even if New Paramount is able to integrate the two companies successfully, the anticipated benefits of the Merger, including the expected synergies, may not be realized fully or at all or may take longer to realize than expected.

The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention or resources towards integration planning at the expense of the Company’s and Skydance’s ordinary course business practices and operations. This process also may disrupt the Company’s or Skydance’s businesses. Paramount and Skydance have been operated as independent businesses, and they will continue to be operated as such until the completion of the Skydance Transactions. Upon completion of the Skydance Transactions, the management of New Paramount may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at Paramount and Skydance, managing the increased scale and scope of the combined businesses, identifying and eliminating duplicative programs, and retaining key personnel. Failure to meet the challenges involved in combining the two businesses and to realize the anticipated benefits of the Merger could adversely affect the business, financial condition or results of operations of New Paramount. The overall combination of the Company’s and Skydance’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships. The difficulties of combining the operations of the companies include, among others:
•the diversion of management attention to integration matters;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;

•challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
•difficulties in integrating employees and attracting and retaining key personnel, including talent;
•challenges in retaining existing, and obtaining new customers, viewers, suppliers, distributors, licensors, lessors, employees, business associates and others, including material content providers, studios, authors, producers, directors, actors and other talents, guilds and advertisers;
•difficulties in achieving anticipated cost savings, synergies, accretion targets, business opportunities, financing plans and growth prospects from the combination;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•challenges in continuing to develop valuable and widely-accepted content and technologies;
•contingent liabilities that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Many of these factors are outside of the control of the Company and Skydance and/or will be outside the control of New Paramount, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially and adversely impact the business, financial condition or results of operations of New Paramount. In addition, even if the operations of the businesses of the Company and Skydance are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of the Company and Skydance. All of these factors could cause dilution to the earnings per share of New Paramount, decrease or delay the projected accretive effect of the Merger, and negatively impact the price of the New Paramount Class B Common Stock following the Merger. As a result, no assurances can be provided that the combination of the Company and Skydance will result in the realization of the full benefits expected from the Merger within the anticipated time frames or at all.

We have incurred, and will continue to incur, substantial direct and indirect costs as a result of the Merger
We have incurred, and will continue to incur, substantial expenses in connection with and as a result of completing the Merger, including financial advisory, legal, accounting, consulting and other advisory fees and expenses, employee-benefit and related expenses, regulatory filings and filing and printing fees. In addition, over a period of time following the Closing, New Paramount is expected to incur substantial expenses in connection with integrating and coordinating the businesses, operations, policies and procedures of the Company and Skydance. A portion of the transaction costs related to the Merger will be incurred regardless of whether the Merger is completed. While we have assumed that a certain level of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses may exceed the costs historically borne by the Company. These costs could adversely affect the business, financial condition or results of operations of the Company prior to the Merger and of New Paramount following the Merger.

The market price for New Paramount Class B Common Stock following the Closing may be affected by factors different from those that historically have affected or currently affect the Company Common Stock
The business, financial condition and results of operations of New Paramount will be affected by factors that are different from those currently affecting the business, financial condition or results of operations of the Company. Accordingly, the market price and performance of New Paramount Class B Common Stock is likely to be different from the market price and performance of our Class B Common Stock in the absence of the Merger. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, New Paramount Class B Common Stock, regardless of New Paramount’s actual operating performance.

The Merger may not be accretive and may cause dilution to the earnings per share of New Paramount, which may negatively affect the market price of the New Paramount Class B Common Stock
The issuance of shares of New Paramount Class B Common Stock as part of the Merger could have the effect of depressing the market price of the New Paramount Class B Common Stock. In addition, the Company (or New Paramount after the Merger) could encounter other transaction-related costs, such as the failure to realize all of the benefits anticipated in the Merger, which could cause dilution to New Paramount’s earnings per share or decrease or delay the expected accretive effect of the Merger and cause a decrease in the market price of the New Paramount Common Stock.

Risks Relating to Ownership of our Common Stock
NAI, through its voting control of the Company, is in a position to control actions that require stockholder approval
NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of the Company. As of June 30, 2024, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.5% of our Common Stock. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

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

Accordingly, our stockholders who may have different interests are unable to affect the outcome of any such corporate actions for so long as NAI retains voting control. For example, in connection with the Skydance Transactions, NAI and its wholly owned subsidiaries, NAI Entertainment Holdings LLC and SPV-NAIEH LLC (the “NAI Company Stockholders”), which hold shares of our Class A Common Stock, executed and delivered to the Company a written consent approving and adopting the Transaction Agreement and, to the extent the consent of the Company’s stockholders is required therefor, the Skydance Transactions, and the delivery of the written consent constituted the necessary approval of the Company’s stockholders for the Skydance Transactions. The NAI Company Stockholders also are party to a voting agreement with the Company and Skydance pursuant to which the NAI Company Stockholders have generally agreed to vote (or cause to be voted) all of the shares of our Class A Common Stock held by the NAI Company Stockholders in favor of certain matters set forth in such voting agreement relating to the Skydance Transactions.

If the pending acquisition of 100% of the equity interests of NAI by the Skydance Investor Group is consummated, such acquiring entities will collectively own and control 100% of NAI.

Sales of NAI’s shares of our Common Stock, some of which are pledged to lenders or otherwise encumbered, could adversely affect the stock prices
According to information received from NAI, NAI has pledged to its lenders a portion of shares of our Class A Common Stock and our Class B Common Stock owned directly or indirectly by NAI. As of June 30, 2024, the aggregate number of shares pledged by NAI to its lenders or otherwise encumbered represented approximately 3.5% of the total outstanding shares of our Common Stock. If there is a default on NAI’s debt obligations and the lenders foreclose on the encumbered shares, the lenders may not effect a transfer, sale or disposition of any such shares of our Class A Common Stock unless NAI and its affiliates beneficially own 50% or less of our Class A Common Stock then outstanding or such shares have first been converted into our Class B Common Stock. A sale of the pledged Common Stock could adversely affect the stock prices. In addition, a change in ownership of NAI, such as the pending acquisition of 100% of the equity interests of NAI by the Skydance Investor Group, or additional sales or pledges of shares of our Common Stock by NAI, could adversely affect the stock prices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the second quarter of 2024, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at June 30, 2024.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Transaction Agreement, dated as of July 7, 2024, by and among Skydance Media, LLC, Paramount Global, New Pluto Global, Inc., Pluto Merger Sub, Inc., Pluto Merger Sub II, Inc., Sparrow Merger Sub, LLC and the Upstream Blocker Holders signatory thereto (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).

(b)
Form of Subscription Agreement, dated as of July 7, 2024, by and among Paramount Global, New Pluto Global, Inc. and the Subscriber signatory thereto (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).

(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of Paramount Global, effective as of June 4, 2024 (filed herewith (clean) and as Annex B to the Definitive Proxy Statement of Paramount Global filed April 22, 2024 (marked)).

(b)
Amended and Restated Bylaws of Paramount Global, effective as of June 4, 2024 (filed herewith (clean) and as Exhibit 3.1 to the Current Report on Form 8-K of Paramount Global filed June 7, 2024 (marked)).

(10)		Material Contracts
(a)
Paramount Global Amended and Restated Long-Term Incentive Plan, effective as of June 4, 2024 (incorporated by reference to Annex B to the Definitive Proxy Statement of Paramount Global filed April 22, 2024) (File No. 001-09553).*

	(b)	Letter Agreement, dated as of June 7, 2024, between Paramount Global and Nancy Phillips (filed herewith).*
(c)
Voting Agreement, dated as of July 7, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).

(31)		Rule 13a-14(a)/15d-14(a) Certifications
	(a)	Certification of the principal executive officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
	(b)	Certification of the principal financial officer of Paramount Global pursuant to Rule 13a-14(a), or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
(a)
Certification of the principal executive officer of Paramount Global furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

(b)
Certification of the principal financial officer of Paramount Global furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith).

Exhibit No.	Description of Document
(101)	Interactive Data File
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

PARAMOUNT GLOBAL (Registrant)

Date: August 8, 2024	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: August 8, 2024	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer