Form 10-Q
period 2024-09-30
Paramount Global
filed 2024-11-08
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at November 6, 2024:
Class A Common Stock, par value $.001 per share— 40,702,683
Class B Common Stock, par value $.001 per share— 626,272,493

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$6,731	$7,133	$21,229	$22,014
Costs and expenses:
Operating	4,342	4,681	13,745	14,872
Programming charges	—	—	1,118	2,371
Selling, general and administrative	1,531	1,736	4,772	5,272
Depreciation and amortization	96	105	297	310
Impairment charges	104	—	6,100	—
Restructuring and transaction-related costs	321	(10)	595	44
Total costs and expenses	6,394	6,512	26,627	22,869
Operating income (loss)	337	621	(5,398)	(855)
Interest expense	(209)	(232)	(645)	(698)
Interest income	31	29	111	97
Gain (loss) from investments	—	—	(4)	168
Other items, net	(39)	(42)	(126)	(148)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	120	376	(6,062)	(1,436)
(Provision for) benefit from income taxes	(45)	(40)	342	436
Equity in loss of investee companies, net of tax	(59)	(75)	(221)	(259)
Net earnings (loss) from continuing operations	16	261	(5,941)	(1,259)
Net earnings from discontinued operations, net of tax	5	48	14	166
Net earnings (loss) (Paramount and noncontrolling interests)	21	309	(5,927)	(1,093)
Net earnings attributable to noncontrolling interests	(20)	(14)	(39)	(29)
Net earnings (loss) attributable to Paramount	$1	$295	$(5,966)	$(1,122)

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(4)	$247	$(5,980)	$(1,288)
Net earnings from discontinued operations, net of tax	5	48	14	166
Net earnings (loss) attributable to Paramount	$1	$295	$(5,966)	$(1,122)

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(.01)	$.36	$(9.04)	$(2.04)
Net earnings from discontinued operations	$.01	$.07	$.02	$.25
Net earnings (loss)	$—	$.43	$(9.02)	$(1.79)

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(.01)	$.36	$(9.04)	$(2.04)
Net earnings from discontinued operations	$.01	$.07	$.02	$.25
Net earnings (loss)	$—	$.43	$(9.02)	$(1.79)

Weighted average number of common shares outstanding:
Basic	667	652	663	651
Diluted	670	652	663	651
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net earnings (loss) (Paramount and noncontrolling interests)	$21	$309	$(5,927)	$(1,093)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	88	(87)	(2)	56
Decrease to net actuarial loss and prior service costs	13	13	33	36
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	101	(74)	31	92
Other comprehensive loss from discontinued operations	—	(5)	—	(1)
Comprehensive income (loss)	122	230	(5,896)	(1,002)
Less: Comprehensive income attributable to noncontrolling interests	21	14	38	31
Comprehensive income (loss) attributable to Paramount	$101	$216	$(5,934)	$(1,033)
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,443	$2,460
Receivables, net	6,327	7,115
Programming and other inventory	1,664	1,414
Prepaid expenses and other current assets	1,484	1,677
Current assets of discontinued operations	7	37
Total current assets	11,925	12,703
Property and equipment, net	1,545	1,666
Programming and other inventory	13,948	13,851
Goodwill	10,508	16,516
Intangible assets, net	2,450	2,589
Operating lease assets	1,029	1,183
Deferred income tax assets, net	1,387	1,242
Other assets	3,458	3,793
Total Assets	$46,250	$53,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$826	$1,100
Accrued expenses	1,954	2,104
Participants’ share and royalties payable	2,485	2,702
Accrued programming and production costs	1,697	1,842
Deferred revenues	824	746
Debt	125	1
Other current liabilities	1,443	1,161
Total current liabilities	9,354	9,656
Long-term debt	14,495	14,601
Participants’ share and royalties payable	1,254	1,394
Pension and postretirement benefit obligations	1,322	1,337
Deferred income tax liabilities, net	35	503
Operating lease liabilities	1,076	1,256
Program rights obligations	208	204
Other liabilities	1,431	1,542

Commitments and contingencies (Note 14)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 10 (2023) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2024 and 2023) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,129 (2024) and 1,115 (2023) shares issued	1	1
Additional paid-in capital	33,364	33,210
Treasury stock, at cost; 503 (2024 and 2023) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	7,745	13,829
Accumulated other comprehensive loss	(1,524)	(1,556)
Total Paramount stockholders’ equity	16,628	22,526
Noncontrolling interests	447	524
Total Equity	17,075	23,050
Total Liabilities and Equity	$46,250	$53,543
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Nine Months Ended
	September 30,
	2024	2023
Operating Activities:
Net loss (Paramount and noncontrolling interests)	$(5,927)	$(1,093)
Less: Net earnings from discontinued operations, net of tax	14	166
Net loss from continuing operations	(5,941)	(1,259)
Adjustments to reconcile net loss from continuing operations to net cash flow provided by (used for) operating activities from continuing operations:
Programming charges	1,118	2,371
Depreciation and amortization	297	310
Impairment charges	6,100	—
Deferred tax benefit	(622)	(592)
Stock-based compensation	175	131
(Gain) loss from investments	4	(168)
Equity in loss of investee companies, net of tax and distributions	228	259
Change in assets and liabilities	(775)	(1,226)
Net cash flow provided by (used for) operating activities from continuing operations	584	(174)
Net cash flow provided by operating activities from discontinued operations	—	205
Net cash flow provided by operating activities	584	31
Investing Activities:
Investments	(248)	(184)
Capital expenditures	(151)	(213)
Other investing activities	34	56
Net cash flow used for investing activities from continuing operations	(365)	(341)
Net cash flow provided by (used for) investing activities from discontinued operations	48	(3)
Net cash flow used for investing activities	(317)	(344)
Financing Activities:
Proceeds from issuance of debt	—	45
Repayment of debt	—	(239)
Dividends paid on preferred stock	(29)	(43)
Dividends paid on common stock	(102)	(351)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(21)	(21)
Payments to noncontrolling interests	(120)	(97)
Other financing activities	(26)	(38)
Net cash flow used for financing activities	(298)	(744)
Effect of exchange rate changes on cash and cash equivalents	14	(24)
Net decrease in cash and cash equivalents	(17)	(1,081)
Cash and cash equivalents at beginning of year	2,460	2,885
Cash and cash equivalents at end of period	$2,443	$1,804
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended September 30, 2024
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
June 30, 2024	667	$1	$33,299	$(22,958)	$7,779	$(1,624)	$16,497	$449	$16,946
Stock-based compensation activity	—	—	65	—	—	—	65	—	65
Common stock dividends	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	(23)	(23)
Net earnings	—	—	—	—	1	—	1	20	21
Other comprehensive income	—	—	—	—	—	100	100	1	101
September 30, 2024	667	$1	$33,364	$(22,958)	$7,745	$(1,524)	$16,628	$447	$17,075

	Nine Months Ended September 30, 2024
	Preferred Stock Outstanding		Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2023	10	$—	653	$1	$33,210	$(22,958)	$13,829	$(1,556)	$22,526	$524	$23,050
Stock-based compensation activity	—	—	2	—	154	—	—	—	154	—	154
Stock conversion	(10)	—	12	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(104)	—	(104)	—	(104)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(115)	(115)
Net earnings (loss)	—	—	—	—	—	—	(5,966)	—	(5,966)	39	(5,927)
Other comprehensive income (loss)	—	—	—	—	—	—	—	32	32	(1)	31
September 30, 2024	—	$—	667	$1	$33,364	$(22,958)	$7,745	$(1,524)	$16,628	$447	$17,075
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
(Unaudited; in millions)

	Three Months Ended September 30, 2023
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business—Paramount Global, a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, is comprised of the following segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

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

On July 7, 2024, Paramount entered into a transaction agreement (the “Transaction Agreement”) with Skydance Media, LLC (“Skydance”) and other parties pursuant to which Paramount and Skydance will become subsidiaries of a new holding company, currently referred to as New Paramount (the “Transactions”). Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “NAI Equity Investors”), including entities controlled by members of the Ellison family and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of the Company, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”). In addition, the NAI Equity Investors and certain other affiliates of investors of Skydance will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of Class B common stock of New Paramount (“New Paramount Class B Common Stock”), subject to ratable reduction, for a purchase price of $15.00 per share, and the NAI Equity Investors will also receive warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. Up to $4.5 billion of the proceeds will be used to fund the cash-stock election discussed below and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

The Transactions will also include: (i) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock, and (ii) a cash-stock election pursuant to which shares of Paramount Class A Common Stock held by stockholders other than NAI will be converted, at the stockholders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and shares of Paramount Class B Common Stock held by stockholders other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance will be converted, at the stockholders’ election, into

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock. The shares that are settled in cash will cease to exist after the completion of the Transactions.

The Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, the Company will be required to pay Skydance a termination fee in the amount of $400 million.

At the closing of the Transactions, our voting Class A Common Stock and non-voting Class B Common Stock (currently listed and traded on The Nasdaq Stock Market LLC under the symbols “PARAA” and “PARA,” respectively) will cease to be listed, and only the shares of New Paramount Class B Common Stock will be listed on The Nasdaq Stock Market LLC.

On April 29, 2024, the Board of Directors of the Company established an Office of the Chief Executive Officer, consisting of the following three senior company executives who were appointed as co-CEOs: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. On April 30, 2024, Robert M. Bakish stepped down as the Company’s President and Chief Executive Officer and resigned from the Board of Directors. Mr. Bakish agreed to remain employed with the Company as a Senior Advisor until October 31, 2024 to help ensure a seamless transition of his duties.

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission (the “SEC”). These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Use of Estimates—The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.
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

All of our stock options and RSUs, which totaled 30 million and 19 million for the nine months ended September 30, 2024 and 2023, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Stock options and RSUs totaling 10 million and 18 million for the three months ended September 30, 2024 and 2023, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive. Also excluded from the calculation of diluted EPS for the nine months ended September 30, 2024 prior to the preferred stock conversion discussed above, and for the three and nine months ended September 30, 2023, was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2024	2023	2024	2023
Weighted average shares for basic EPS	667	652	663	651
Dilutive effect of shares issuable under stock-based compensation plans	3	—	—	—
Weighted average shares for diluted EPS	670	652	663	651

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net loss from continuing operations and net loss used in our calculations of diluted EPS for the nine months ended September 30, 2024 and the three and nine months ended September 30, 2023 include a reduction for the preferred stock dividends recorded during each period prior to the April 2024 conversion. The table below presents a reconciliation of net earnings (loss) from continuing operations and net earnings (loss) to the amounts used in the calculations of basic and diluted EPS.

	Three Months	Nine Months Ended
	Ended	September 30,
	September 30, 2023	2024	2023
Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$247	$(5,980)	$(1,288)
Preferred stock dividends	(14)	(14)	(43)
Net earnings (loss) from continuing operations for basic and diluted EPS calculation	$233	$(5,994)	$(1,331)

Amounts attributable to Paramount:
Net earnings (loss)	$295	$(5,966)	$(1,122)
Preferred stock dividends	(14)	(14)	(43)
Net earnings (loss) for basic and diluted EPS calculation	$281	$(5,980)	$(1,165)
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued guidance requiring disclosure in the notes to the financial statements of the disaggregation of relevant expense captions on the income statement into specified expense categories, including employee compensation, as well as disclosure of total selling expenses. The guidance is effective for us for the year ended December 31, 2027, and for all interim and annual periods thereafter, and may be applied either prospectively or retrospectively.
2) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at September 30, 2024 and December 31, 2023, grouped by type and predominant monetization strategy.

	At	At
	September 30, 2024	December 31, 2023
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,311	$3,318
Internally-produced television and film programming:
Released	6,183	6,666
In process and other	2,757	2,028

Individual Monetization:
Acquired libraries	319	348
Films:
Released	742	624
Completed, not yet released	76	179
In process and other	1,282	1,211
Internally-produced television programming:
Released	441	496
In process and other	475	361
Home entertainment	26	34
Total programming and other inventory	15,612	15,265
Less current portion	1,664	1,414
Total noncurrent programming and other inventory	$13,948	$13,851
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Acquired program rights	$1,068	$1,113	$3,916	$3,761

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$405	$530	$1,073	$1,660
Film group monetization	$1,158	$1,104	$3,498	$3,830

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
During the first half of 2023, in connection with the integration of Showtime into Paramount+ across both streaming and linear platforms, we performed a comprehensive strategic review of the combined content portfolio of Showtime and Paramount+. Additionally, we commenced a review of our international content portfolio in connection with initiatives to rationalize and right-size our international operations to align with our streaming strategy, and close or globalize certain of our international channels. As a result, we changed the strategy for certain content, which led to content being removed from our platforms or abandoned, the write-off of development costs, distribution changes, and termination of programming agreements. Accordingly, we recorded programming charges on the Consolidated Statement of Operations relating to these actions in the first half of 2023. These charges, which totaled $2.37 billion, were comprised of $1.97 billion for the impairment of content to its estimated fair value and, $402 million for development cost write-offs and contract termination costs.
For content that was removed from our platforms or abandoned in each period, the estimated fair value was determined using assumptions for secondary market licensing revenues, if any.
3) IMPAIRMENT, RESTRUCTURING AND TRANSACTION-RELATED COSTS
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

For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our reporting units, including indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Transactions and the NAI Transaction announced on July 7, 2024. Based on this assessment, we determined that an interim goodwill impairment test was necessary for each of our five reporting units.

The impairment test for our Cable Networks reporting unit indicated that a goodwill impairment charge of $5.98 billion was required, which represented the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment during the second quarter of 2024, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear affiliate market indicators noted above, and the estimated total company market value indicated by the Transactions and the NAI Transaction. The estimated fair value of our Cable Networks reporting unit was based on the discounted cash

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
flow method. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the applicable reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections for the relevant industry. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For the impairment test of our Cable Networks reporting unit, we utilized a discount rate of 11% and a terminal value that was based on a long-term growth rate of (3)%.

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

Our FCC licenses impairment tests are performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of FCC licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections.

For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our FCC licenses, including projections by geographic market, and determined that interim impairment tests were necessary for eight markets in which we hold FCC licenses. These tests, for which we used a discount rate of 8% and a long-term growth rate of 0%, indicated that the estimated fair values of FCC licenses in two of the eight markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge of $15 million during the three months ended June 30, 2024 to write down the carrying values of these FCC licenses to their aggregate estimated fair value. The impairment charge, which was recorded within the TV Media segment, was primarily the result of recent declines in industry projections.

For the third quarter of 2024, as a result of a further decline in industry-projected long-term growth rates, we determined that an interim impairment test was necessary for each of our 14 markets with FCC license book values, which totaled $2.29 billion prior to the impairment tests. The tests indicated that the estimated fair values of FCC licenses in five of the 14 markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $104 million during the three months ended September 30, 2024, to write down the carrying values of FCC licenses in these five markets to their aggregate estimated fair value of $1.03 billion. The impairment charge, which was recorded within the TV Media segment, was primarily the result of a reduction in

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
the long-term growth rate utilized in the impairment tests to (2)%. The estimated fair values of FCC licenses in the remaining nine markets exceeded their carrying values by more than 10%.

Restructuring Charges and Transaction-Related Costs
During the three and nine months ended September 30, 2024 and 2023, we recorded the following restructuring and transaction-related costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Severance (a)	$288	$—	$513	$54
Exit costs	—	—	31	—
Restructuring charges	288	—	544	54
Transaction-related costs	33	(10)	51	(10)
Restructuring and transaction-related costs	$321	$(10)	$595	$44
(a) Severance costs include the accelerated vesting of stock-based compensation.
We recorded severance charges of $513 million for the nine months ended September 30, 2024, of which $288 million was recorded during the third quarter. These charges were associated with strategic changes in our global workforce in order to streamline our organization and the exit of our former CEO. Additionally, during the first quarter of 2024, we recorded charges of $31 million for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

The restructuring charges of $54 million for the nine months ended September 30, 2023 were comprised of severance costs associated with initiatives to streamline and transform our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The restructuring liability at September 30, 2024, which principally relates to severance payments, is expected to be substantially paid in the next 12 months.

	Balance at	2024 Activity		Balance at
	December 31, 2023	Charges (a)	Payments	September 30, 2024
TV Media	$162	$181	$(136)	$207
Direct-to-Consumer	6	66	(16)	56
Filmed Entertainment	14	70	(22)	62
Corporate	10	162	(34)	138
Total	$192	$479	$(208)	$463
(a) For the nine months ended September 30, 2024, excludes stock-based compensation expense of $34 million and lease impairments of $31 million.
In addition, during the three and nine months ended September 30, 2024, we recorded transaction-related costs of $33 million and $51 million, respectively, associated with legal and advisory fees related to the Transactions (see Note 1), and during the three months ended September 30, 2023, we recorded a benefit of $10 million for an insurance recovery related to stockholder litigation associated with the 2019 merger of Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. is the controlling stockholder of the Company. At September 30, 2024, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.5% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

On July 7, 2024, following their receipt of the final form of the Transaction Agreement and approval of the Transactions by our Board of Directors, but prior to the execution of the Transaction Agreement, NAI and its wholly owned subsidiaries, NAI Entertainment Holdings LLC and SPV-NAIEH LLC (the “NAI Company Stockholders”), representing approximately 77.4% of the voting power of the Company, executed and delivered a written consent (the “Written Consent”) approving and adopting the Transaction Agreement, which Written Consent became effective immediately following the execution of the Transaction Agreement by all of the parties thereto. Since the Written Consent represents approval by the holders of at least a majority of the outstanding shares of the Company with the right to vote on the adoption and approval of the Transaction Agreement, no additional approval is required from the Company’s stockholders for the Transactions. Concurrent with the execution of the Transaction Agreement, the NAI Company Stockholders also entered into a voting and support agreement with the Company and Skydance (the “Voting Agreement”), pursuant to which the NAI Company Stockholders agreed to vote (or cause to be voted) their shares in the Company in favor of certain matters set forth therein relating to the Transactions.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$40	$66	$177	$261

Operating costs (a)	$37	$5	$74	$18
(a) Includes costs expensed as operating expenses in each year. The three and nine months ended September 30, 2024 also include costs capitalized in programming assets during the period.

	At	At
	September 30, 2024	December 31, 2023
Receivables, net	$199	$193

Other assets (Receivables, noncurrent)	$65	$101

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues by Type:
Advertising	$2,174	$2,133	$7,521	$7,179
Affiliate and subscription	3,215	3,262	9,847	9,676
Theatrical	108	377	399	735
Licensing and other	1,234	1,361	3,462	4,424
Total Revenues	$6,731	$7,133	$21,229	$22,014
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At September 30, 2024 and December 31, 2023, our allowance for credit losses was $131 million and $120 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.03 billion and $1.39 billion at September 30, 2024 and December 31, 2023, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.9 billion and $0.8 billion at September 30, 2024 and December 31, 2023, respectively. We recognized revenues of $0.6 billion and $0.8 billion for the nine months ended September 30, 2024 and 2023, respectively, that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At September 30, 2024, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $7 billion, of which $1 billion is expected to be recognized during the remainder of 2024, $3 billion in 2025, $1 billion in 2026, and $2 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues for which our performance obligation was satisfied in a prior period of $0.2 billion and $0.1 billion for the three months ended September 30, 2024 and 2023, respectively, and $0.4 billion and $0.3 billion for the nine months ended September 30, 2024 and 2023, respectively. Included in each period were revenues from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films. In addition, the three and nine months ended September 30, 2024 include advertising revenue for amounts recognized during 2024 for the underreporting of revenue by an international sales partner in prior periods.
6) DEBT
Our debt consists of the following:

	At	At
	September 30, 2024	December 31, 2023
4.75% Senior Notes due 2025	$125	$125
4.0% Senior Notes due 2026	346	345
3.45% Senior Notes due 2026	86	86
2.90% Senior Notes due 2027	581	581
3.375% Senior Notes due 2028	498	497
3.70% Senior Notes due 2028	496	495
4.20% Senior Notes due 2029	496	496
7.875% Senior Debentures due 2030	829	830
4.95% Senior Notes due 2031	1,231	1,229
4.20% Senior Notes due 2032	979	977
5.50% Senior Debentures due 2033	428	428
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,072	1,071
6.75% Senior Debentures due 2037	76	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	46	45
4.85% Senior Notes due 2042	489	489
4.375% Senior Debentures due 2043	1,144	1,138
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,235	1,234
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	542	541
4.60% Senior Notes due 2045	591	591
4.95% Senior Notes due 2050	949	948
6.25% Junior Subordinated Debentures due 2057	644	643
6.375% Junior Subordinated Debentures due 2062	989	989
Obligations under finance leases	—	1
Total debt (a)	14,620	14,602
Less current portion	125	1
Total long-term debt, net of current portion	$14,495	$14,601
(a) At September 30, 2024 and December 31, 2023, the senior and junior subordinated debt balances included (i) a net unamortized discount of $405 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $76 million and $81 million, respectively. The face value of our total debt was $15.10 billion at both September 30, 2024 and December 31, 2023.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
In September 2023, we repaid our $139 million of 7.875% debentures upon maturity.

Commercial Paper
At both September 30, 2024 and December 31, 2023, we had no outstanding commercial paper borrowings.

Credit Facility
At September 30, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At September 30, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.75x for the quarter ended September 30, 2024 and will decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with further decreases of 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. For quarters ending on or after September 30, 2024, the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio is $1.50 billion. We met the covenant as of September 30, 2024.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. On August 1, 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Note 14), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. In addition, the amendments increase the amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio to $3.0 billion. These amendments will only become operative upon closing of the Transactions (see Note 1).

Other Bank Borrowings
At both September 30, 2024 and December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At September 30, 2024 and December 31, 2023, the carrying value of our outstanding notes and debentures was $14.62 billion and $14.60 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $13.4 billion and $13.6 billion, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Investments
Our investments without a readily determinable fair value for which we have no significant influence, principally comprised of our investment in Viacom18, had a carrying value of $612 million at both September 30, 2024 and December 31, 2023. These investments are included in “Other assets” on the Consolidated Balance Sheets. In April 2023, our ownership of Viacom18 was diluted from 49% to 13% following investment by other parties. The difference between the carrying value of our 49% interest and the fair value of our 13% interest, as indicated by the additional investments, resulted in a noncash gain of $168 million during the second quarter of 2023.
In March 2024, we entered into an agreement to sell our 13% interest in Viacom18 to Reliance Industries Limited (“Reliance”), the majority interest holder, for an aggregate purchase price of 42.86 billion Indian rupees. The closing of this transaction is subject to the satisfaction of certain customary conditions, including receipt of applicable regulatory approvals and the completion of a separate transaction between Viacom 18, Reliance and a third party.

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
In August 2024, in connection with the proposed sale of our interest in Viacom18, we entered into a foreign currency option contract to mitigate the exchange rate risk of the Indian rupee-denominated purchase price. The option contract has a notional amount of 42.86 billion Indian rupees and settlement is contingent upon closing of the transaction. This option is a non-designated hedge, and therefore, changes in the fair value of the hedge are recognized in “Other items, net” on the Consolidated Statements of Operations.

At September 30, 2024 and December 31, 2023, the notional amount of all foreign exchange contracts was $3.43 billion and $2.72 billion, respectively. At September 30, 2024, $2.55 billion related to future production costs and $878 million related to our foreign currency balances and other expected foreign currency cash flows, including from the sale of our interest in Viacom18 discussed above. At December 31, 2023, $2.20 billion related to future production costs and $523 million related to our foreign currency balances and other expected foreign currency cash flows.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023	Financial Statement Account
Non-designated foreign exchange contracts	$(17)	$9	$(7)	$3	Other items, net

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The table below presents assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities in the table below are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	September 30, 2024	December 31, 2023
Assets:
Foreign currency hedges	$43	$40
Total Assets	$43	$40
Liabilities:
Deferred compensation	$380	$366
Foreign currency hedges	35	30
Total Liabilities	$415	$396
In addition, our foreign currency option for the sale of our interest in Viacom18 is measured at fair value on a recurring basis using Level 3 inputs based on an option pricing model and the probability of completion of the transaction. At September 30, 2024, the fair value of the option was a liability of $4 million.

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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	September 30, 2024	December 31, 2023
Total assets	$1,871	$1,886

Total liabilities	$193	$232

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$131	$144	$398	$490

Operating loss	$(11)	$(13)	$(75)	$(45)
9) STOCKHOLDERS’ EQUITY
Mandatory Convertible Preferred Stock
On April 1, 2024, each of the 9.7 million outstanding shares of our Mandatory Convertible Preferred Stock automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock, resulting in the issuance of 11.5 million shares of Class B Common Stock. Prior to the mandatory conversion, 0.3 million shares of Mandatory Convertible Preferred Stock were voluntarily converted into Class B Common Stock during the first quarter of 2024. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our Mandatory Convertible Preferred Stock for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.15	$.34

Total common stock dividends	$35	$34	$104	$228
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$—	$1.4375	$1.4375	$4.3125

Total preferred stock dividends	$—	$14	$14	$43

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2023	$(504)	$(1,052)		$(1,556)
Other comprehensive loss before reclassifications	(1)	—		(1)
Reclassifications to net loss	—	33	(a)	33
Other comprehensive income (loss)	(1)	33		32
At September 30, 2024	$(505)	$(1,019)		$(1,524)

	Continuing Operations				Discontinued Operations
	Cumulative Translation Adjustments		Net Actuarial Loss and Prior Service Cost		Other Comprehensive Income (Loss) (b)	Accumulated Other Comprehensive Loss
At December 31, 2022	$(680)		$(1,097)		$(30)	$(1,807)
Other comprehensive income (loss) before reclassifications	10		—		(1)	9
Reclassifications to net loss	44	(c)	36	(a)	—	80
Other comprehensive income (loss)	54		36		(1)	89
At September 30, 2023	$(626)		$(1,061)		$(31)	$(1,718)
(a) Reflects amortization of net actuarial losses (see Note 11).
(b) Reflects cumulative translation adjustments.
(c) Reflects amounts realized within “Gain (loss) from investments” on the Consolidated Statement of Operations in connection with the dilution of our interest in Viacom18 (see Note 7).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $11 million and $12 million for the nine months ended September 30, 2024 and 2023, respectively.
10) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended September 30, 2024, we recorded a provision for income taxes of $45 million and for the nine months ended September 30, 2024, we recorded a benefit from income taxes of $342 million, reflecting an effective income tax rate of 37.5% and 5.6%, respectively. Included in the provision for/benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate resulted in an increase in our effective income tax rate of 12.0 percentage points for the three-month period and a decrease of 16.2 percentage points for the nine-month period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Impact from Items Affecting Comparability
	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 2)	$—	$—	$(1,118)	$275
Impairment charges (Note 3)	$(104)	$26	$(6,100)	$375
Restructuring and transaction- related costs (Note 3)	$(321)	$66	$(595)	$121
Loss from investment	$—	$—	$(4)	$1
Net discrete tax benefit (provision) (a)	n/a	$2	n/a	$(47)
n/a - not applicable
(a) The net discrete tax provision for the nine months ended September 30, 2024 is primarily attributable to the establishment of a valuation allowance on a deferred tax asset that is not expected to be realized because of a reduction in our deferred tax liabilities caused by the second quarter goodwill impairment charge. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
For the three months ended September 30, 2023, we recorded a provision for income taxes of $40 million and for the nine months ended September 30, 2023, we recorded a benefit from income taxes of $436 million, reflecting an effective income tax rate of 10.6% and 30.4%, respectively. Included in the provision for/benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate resulted in a decrease in our effective income tax rate of 8.5 percentage points for the three-month period and an increase of 10.2 percentage points for the nine-month period.

	Impact from Items Affecting Comparability
	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 2)	$—	$—	$(2,371)	$582
Restructuring and transaction-related costs (Note 3)	$10	$(3)	$(44)	$11
Gain from investment (Note 7)	$—	$—	$168	$(60)
Net discrete tax benefit (a)	n/a	$33	n/a	$67
n/a - not applicable
(a) Principally reflects guidance issued in the third quarter of 2023 by the IRS that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, amounts realized in connection with the filing of our tax returns in certain international jurisdictions and for the nine-month period, a tax benefit from the resolution of an income tax matter in a foreign jurisdiction.
The Company and its subsidiaries file income tax returns with the Internal Revenue Service (“IRS”) and various state and local and foreign jurisdictions. For periods prior to the 2019 merger of Viacom and CBS, Viacom and CBS filed separate tax returns. For CBS, during the fourth quarter of 2023, the Company and the IRS settled the income tax audit for the 2017 and 2018 tax years with the exception of one item. This item is currently being resolved through the Mutual Agreement Procedure process. For Viacom, we are currently under examination by the IRS for the 2016 through 2019 tax years. For tax returns filed as a merged company, we are currently under examination by the IRS for the 2019 tax year. Various tax years are also currently under examination by state and local and foreign tax authorities. With respect to open tax years in all jurisdictions, we currently do not believe that

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
it is reasonably possible that the reserve for uncertain tax positions will significantly change within the next 12 months; however, it is difficult to predict the final outcome or timing of resolution of any particular tax matter and events could cause our current expectation to change in the future.
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans. The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income and all other components of net periodic cost are included within “Other items, net”.

	Pension Benefits		Postretirement Benefits
Three Months Ended September 30,	2024	2023	2024	2023
Components of net periodic cost (a):
Service cost	$—	$—	$—	$1
Interest cost	50	52	3	3
Expected return on plan assets	(34)	(32)	—	—
Amortization of actuarial loss (gain) (b)	20	20	(4)	(5)
Net periodic cost	$36	$40	$(1)	$(1)

	Pension Benefits		Postretirement Benefits
Nine Months Ended September 30,	2024	2023	2024	2023
Components of net periodic cost (a):
Service cost	$—	$—	$—	$1
Interest cost	149	155	8	9
Expected return on plan assets	(102)	(96)	—	—
Amortization of actuarial loss (gain) (b)	60	62	(13)	(14)
Net periodic cost	$107	$121	$(5)	$(4)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Advertising	$1,666	$1,703	$5,981	$5,905
Affiliate and subscription	1,872	2,004	5,778	6,082
Licensing and other	760	860	2,041	2,930
TV Media	4,298	4,567	13,800	14,917
Advertising	507	430	1,540	1,269
Subscription	1,343	1,258	4,069	3,594
Licensing	10	4	10	4
Direct-to-Consumer	1,860	1,692	5,619	4,867
Advertising	2	5	10	21
Theatrical	108	377	399	735
Licensing and other	480	509	1,465	1,554
Filmed Entertainment	590	891	1,874	2,310
Eliminations	(17)	(17)	(64)	(80)
Total Revenues	$6,731	$7,133	$21,229	$22,014
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Intercompany Revenues:
TV Media	$5	$7	$22	$28
Filmed Entertainment	12	10	42	52
Total Intercompany Revenues	$17	$17	$64	$80

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, transaction-related costs, programming charges, and impairment charges, each where applicable (“Adjusted OIBDA”), as the measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting since it is the measure used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Adjusted OIBDA:
TV Media	$936	$1,149	$3,399	$3,649
Direct-to-Consumer	49	(238)	(211)	(1,173)
Filmed Entertainment	3	(49)	(54)	(143)
Corporate/Eliminations	(84)	(103)	(281)	(336)
Stock-based compensation (a)	(46)	(43)	(141)	(127)
Depreciation and amortization	(96)	(105)	(297)	(310)
Programming charges	—	—	(1,118)	(2,371)
Impairment charges	(104)	—	(6,100)	—
Restructuring and transaction-related costs	(321)	10	(595)	(44)
Operating income (loss)	337	621	(5,398)	(855)
Interest expense	(209)	(232)	(645)	(698)
Interest income	31	29	111	97
Gain (loss) from investments	—	—	(4)	168
Other items, net	(39)	(42)	(126)	(148)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	120	376	(6,062)	(1,436)
(Provision for) benefit from income taxes	(45)	(40)	342	436
Equity in loss of investee companies, net of tax	(59)	(75)	(221)	(259)
Net earnings (loss) from continuing operations	16	261	(5,941)	(1,259)
Net earnings from discontinued operations, net of tax	5	48	14	166
Net earnings (loss) (Paramount and noncontrolling interests)	21	309	(5,927)	(1,093)
Net earnings attributable to noncontrolling interests	(20)	(14)	(39)	(29)
Net earnings (loss) attributable to Paramount	$1	$295	$(5,966)	$(1,122)
(a) Stock-based compensation expense of $20 million and $34 million for the three and nine months ended September 30, 2024, respectively, and $4 million for the nine months ended September 30, 2023 is included in “Restructuring and transaction-related costs.”

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
13) DISCONTINUED OPERATIONS
The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2023, which primarily reflects the results of Simon & Schuster. On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the nine months ended September 30, 2024, as a result of working capital adjustments we recorded additional pretax gains on the sale totaling $19 million, of which $7 million was recorded during the third quarter.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Revenues	$307	$857
Costs and expenses:
Operating	195	501
Selling, general and administrative	49	138
Total costs and expenses (a)	244	639
Operating income	63	218
Other items, net	(4)	(11)
Earnings from discontinued operations	59	207
Provision for income taxes (b)	(11)	(41)
Net earnings from discontinued operations, net of tax	$48	$166
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $3 million and $9 million for the three and nine months ended September 30, 2023, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $2 million for the three and nine months ended September 30, 2023, respectively.
14) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2024, we had outstanding letters of credit and surety bonds of $675 million that were not recorded on the Consolidated Balance Sheet, including $464 million that was issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit facility decreases throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 6).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at September 30, 2024, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of these lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Related to the Transactions
On July 24, 2024, Scott Baker (the “Plaintiff”), a purported holder of Paramount Class B Common Stock, filed a putative class action lawsuit (the “Baker Action”) in the Court of Chancery of the State of Delaware against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Complaint”). The Complaint alleges breaches of fiduciary duties to Paramount’s Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted a stipulation filed by the parties in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following the resolution of Plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Paramount Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Leadership Motion”) and (ii) stay discovery until the resolution of any motions to dismiss any operative complaint following resolution of the Leadership Motion.

Further, on April 30, 2024, a purported holder of Paramount Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware in the Court of Chancery of the State of Delaware against Paramount, seeking the inspection of books and records of Paramount in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or Paramount’s executive officers may have breached their fiduciary duties to Paramount’s stockholders for alleged diversion of corporate opportunities (the “220 Action”). The Court held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action has since noticed an exception to the Court, and the matter is on appeal. Certain other purported holders of Paramount Class B Common Stock and Paramount Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2024, we had pending approximately 19,360 asbestos claims, as compared with approximately 19,970 as of December 31, 2023. During the third quarter of 2024, we received approximately 750 new claims and closed or moved to an inactive docket approximately 490 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
15) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for interest	$676	$696

Cash paid (received) for income taxes:
Continuing operations	$68	$(17)
Discontinued operations	$—	$19

Noncash additions to operating lease assets	$76	$100
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $10 million and $25 million for the three and nine months ended September 30, 2024, respectively, and $5 million and $27 million for the three and nine months ended September 30, 2023, respectively.

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

On July 7, 2024, Paramount entered into a transaction agreement (the “Transaction Agreement”) with Skydance Media, LLC (“Skydance”) and other parties pursuant to which Paramount and Skydance will become subsidiaries of a new holding company, currently referred to as New Paramount (the “Transactions”). Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “NAI Equity Investors”), including entities controlled by members of the Ellison family and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of the Company, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”). In addition, the NAI Equity Investors and certain other affiliates of investors of Skydance will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of Class B common stock of New Paramount (“New Paramount Class B Common Stock”), subject to ratable reduction, for a purchase price of $15.00 per share, and the NAI Equity Investors will also receive warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. Up to $4.5 billion of the proceeds will be used to fund the cash-stock election discussed below and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

The Transactions will also include: (i) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock, and (ii) a cash-stock election pursuant to which shares of Paramount Class A Common Stock held by stockholders other than NAI will be converted, at the stockholders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and shares of Paramount Class B Common Stock held by stockholders other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance referred to above will be converted, at the stockholders’ election, into the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock. The shares that are settled in cash will cease to exist after the completion of the Transactions.

The Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, the Company will be required to pay Skydance a termination fee in the amount of $400 million.

On April 29, 2024, the Board of Directors of the Company established an Office of the Chief Executive Officer, consisting of the following three senior company executives who were appointed as co-CEOs: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. On April 30, 2024, Robert M. Bakish stepped down as the Company’s President and Chief Executive Officer and resigned from the Board of Directors. Mr. Bakish agreed to remain employed with the Company as a Senior Advisor until October 31, 2024 to help ensure a seamless transition of his duties.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and nine months ended September 30, 2024, including a comparison to the three and nine months ended September 30, 2023.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and nine months ended September 30, 2024, including a comparison to the three and nine months ended September 30, 2023.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the nine months ended September 30, 2024 and 2023; and of our outstanding debt as of September 30, 2024.
•Critical Accounting Estimates—Updates to the Goodwill and Intangible Assets Impairment Tests disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2023.
•Legal Matters—Discussion of legal matters to which we are involved.

Overview
Operational Highlights - Three Months Ended September 30, 2024 versus Three Months Ended September 30, 2023

Consolidated Results of Operations			Increase/(Decrease)
Three Months Ended September 30,	2024	2023	$	%
GAAP:
Revenues	$6,731	$7,133	$(402)	(6)%
Operating income	$337	$621	$(284)	(46)%
Net earnings (loss) from continuing operations attributable to Paramount	$(4)	$247	$(251)	n/m
Diluted EPS from continuing operations	$(.01)	$.36	$(.37)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$858	$716	$142	20%
Adjusted net earnings from continuing operations attributable to Paramount	$327	$207	$120	58%
Adjusted diluted EPS from continuing operations	$.49	$.30	$.19	63%
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”).
For the three months ended September 30, 2024, revenues decreased 6% to $6.73 billion, reflecting lower revenues from theatrical releases, licensing, and our linear networks, partially offset by growth in revenue from our streaming services, led by Paramount+.

Operating income decreased 46% to $337 million for the three months ended September 30, 2024. Restructuring charges and transaction-related costs totaling $321 million and an impairment charge of $104 million to reduce FCC licenses to their fair value, each in 2024, affected the comparison. Adjusted operating income before

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
depreciation and amortization (“Adjusted OIBDA”), which excludes these charges, increased 20%, driven by improved results for our streaming services, partially offset by lower profits for our linear networks. See Reconciliation of Non-GAAP Measures.

For the three months ended September 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $4 million, or $.01 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $247 million, or $.36 per diluted share, for the same prior-year period. The comparison was affected by the charges described above. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS from continuing operations, which exclude these items as well as other items described under Reconciliation of Non-GAAP Measures, improved by $120 million, or $.19 per diluted share, primarily reflecting the higher tax-effected Adjusted OIBDA and lower interest expense in 2024.
Operational Highlights - Nine Months Ended September 30, 2024 versus Nine Months Ended September 30, 2023

Consolidated Results of Operations			Increase/(Decrease)
Nine Months Ended September 30,	2024	2023	$	%
GAAP:
Revenues	$21,229	$22,014	$(785)	(4)%
Operating income (loss)	$(5,398)	$(855)	$(4,543)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(5,980)	$(1,288)	$(4,692)	n/m
Diluted EPS from continuing operations	$(9.04)	$(2.04)	$(7.00)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$2,712	$1,870	$842	45%
Adjusted net earnings from continuing operations attributable to Paramount	$1,112	$359	$753	n/m
Adjusted diluted EPS from continuing operations	$1.65	$.48	$1.17	n/m
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with U.S. GAAP.
For the nine months ended September 30, 2024, revenues decreased 4% to $21.23 billion, driven by lower revenue from licensing, theatrical releases and our linear networks. These decreases were partially offset by growth in revenues from our streaming services, led by Paramount+, and a 2-percentage point benefit to total revenue from CBS’ broadcast of Super Bowl LVIII. We have the rights to broadcast the Super Bowl on a rotational basis with other networks and therefore did not have a comparable broadcast in 2023.

We reported an operating loss of $5.40 billion for the nine months ended September 30, 2024 compared with an operating loss of $855 million for the comparable prior-year period. The operating loss in 2024 includes programming charges of $1.12 billion, impairment charges totaling $6.10 billion, and restructuring charges and transaction-related costs totaling $595 million, while 2023 includes programming charges of $2.37 billion and restructuring charges and transaction-related costs of $44 million. Adjusted OIBDA, which excludes these items, increased 45%, driven by improved results for our streaming services, partially offset by declines for our linear networks. See Reconciliation of Non-GAAP Measures.

For the nine months ended September 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $5.98 billion, or $9.04 per diluted share, compared with a net loss from continuing operations

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
attributable to Paramount of $1.29 billion, or $2.04 per diluted share, for the same prior-year period. The comparison was impacted by the charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which improved by $753 million, or $1.17 per diluted share, primarily reflecting the higher tax-effected Adjusted OIBDA and lower interest expense in 2024.
Reconciliation of Non-GAAP Measures
Results for the three and nine months ended September 30, 2024 and 2023 included certain items identified as affecting comparability. Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate (together, the “adjusted measures”) exclude the impact of these items and are measures of performance not calculated in accordance with U.S. GAAP. We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

Because the adjusted measures are measures of performance not calculated in accordance with U.S. GAAP, they should not be considered in isolation of, or as a substitute for, operating income (loss), earnings (loss) from continuing operations before income taxes, (provision for) benefit from income taxes, net earnings (loss) from continuing operations attributable to Paramount, diluted EPS from continuing operations, and effective income tax rate, as applicable, as indicators of operating performance. These measures, as we calculate them, may not be comparable to similarly titled measures employed by other companies.

The following tables reconcile the adjusted measures to their most directly comparable financial measures in accordance with U.S. GAAP. The tax impacts on the items identified as affecting comparability in the tables below have been calculated using the tax rate applicable to each item.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating income (loss) (GAAP)	$337	$621	$(5,398)	$(855)
Depreciation and amortization	96	105	297	310
Programming charges (a)	—	—	1,118	2,371
Impairment charges (a)	104	—	6,100	—
Restructuring and transaction-related costs (a)	321	(10)	595	44
Adjusted OIBDA (Non-GAAP)	$858	$716	$2,712	$1,870
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30, 2024
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$120	$(45)	(c)	$(4)	$(.01)
Items affecting comparability:
Impairment charges (a)	104	(26)		78	.12
Restructuring and transaction-related costs (b)	321	(66)		255	.38
Discrete tax items	—	(2)		(2)	—
Adjusted (Non-GAAP)	$545	$(139)	(c)	$327	$.49
(a) Reflects a charge to reduce the carrying values of FCC licenses to their estimated fair values.
(b) Reflects severance charges associated with streamlining our organization and the exit of our CEO, and costs related to the Transactions.
(c) The reported effective income tax rate for the three months ended September 30, 2024 was 37.5% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $139 million divided by adjusted earnings from continuing operations before income taxes of $545 million, was 25.5%. These adjusted measures exclude the items affecting comparability described above.

	Three Months Ended September 30, 2023
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes		Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$376	$(40)	(c)	$247	$.36
Items affecting comparability:
Transaction-related costs (a)	(10)	3		(7)	(.01)
Discrete tax items (b)	—	(33)		(33)	(.05)
Adjusted (Non-GAAP)	$366	$(70)	(c)	$207	$.30
(a) Reflects a benefit from an insurance recovery related to stockholder litigation associated with the 2019 merger of Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”).
(b) Primarily reflects the benefit from guidance issued in the third quarter of 2023 by the Internal Revenue Service (“IRS”) that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(c) The reported effective income tax rate for the three months ended September 30, 2023 was 10.6% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $70 million divided by adjusted earnings from continuing operations before income taxes of $366 million, was 19.1%. These adjusted measures exclude the items affecting comparability described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(6,062)	$342	(e)	$(5,980)	$(9.04)	(f)
Items affecting comparability:
Programming charges (a)	1,118	(275)		843	1.27
Impairment charges (b)	6,100	(375)		5,725	8.61
Restructuring and transaction-related costs (c)	595	(121)		474	.71
Loss from investment	4	(1)		3	—
Discrete tax items (d)	—	47		47	.07
Impact of antidilution	—	—		—	.03
Adjusted (Non-GAAP)	$1,755	$(383)	(e)	$1,112	$1.65	(f)
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
(b) Reflects a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as charges totaling $119 million to reduce the carrying values of FCC licenses to their estimated fair values.
(c) Consists of severance costs associated with streamlining our organization and the exit of our former CEO; the impairment of lease assets; and costs related to the Transactions.
(d) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that is not expected to be realized because of a reduction in our deferred tax liabilities caused by the second quarter goodwill impairment charge. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(e) The reported effective income tax rate for the nine months ended September 30, 2024 was 5.6% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $383 million divided by adjusted earnings from continuing operations before income taxes of $1.76 billion, was 21.8%. These adjusted measures exclude the items affecting comparability described above.
(f) For the nine months ended September 30, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 663 million and in the calculation of adjusted diluted EPS from continuing operations is 665 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Nine Months Ended September 30, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,436)	$436	(e)	$(1,288)	$(2.04)
Items affecting comparability:
Programming charges (a)	2,371	(582)		1,789	2.74
Restructuring and transaction-related costs (b)	44	(11)		33	.05
Gain from investment (c)	(168)	60		(108)	(.16)
Discrete tax items (d)	—	(67)		(67)	(.11)
Adjusted (Non-GAAP)	$811	$(164)	(e)	$359	$.48
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
(b) Consists of severance costs associated with the implementation of initiatives to transform and streamline our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+ and a benefit from an insurance recovery related to stockholder litigation associated with the 2019 merger of Viacom and CBS.
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
(e) The reported effective income tax rate for the nine months ended September 30, 2023 was 30.4% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $164 million divided by adjusted earnings from continuing operations before income taxes of $811 million, was 20.2%. These adjusted measures exclude the items affecting comparability described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Nine Months Ended September 30, 2024 versus Three and Nine Months Ended September 30, 2023
Revenues

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2024		2023		$	%
Advertising	$2,174	32%	$2,133	30%	$41	2%
Affiliate and subscription	3,215	48	3,262	46	(47)	(1)
Theatrical	108	2	377	5	(269)	(71)
Licensing and other	1,234	18	1,361	19	(127)	(9)
Total Revenues	$6,731	100%	$7,133	100%	$(402)	(6)%

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2024		2023		$	%
Advertising	$7,521	35%	$7,179	33%	$342	5%
Affiliate and subscription	9,847	47	9,676	44	171	2
Theatrical	399	2	735	3	(336)	(46)
Licensing and other	3,462	16	4,424	20	(962)	(22)
Total Revenues	$21,229	100%	$22,014	100%	$(785)	(4)%
Advertising
For the three and nine months ended September 30, 2024, advertising revenues increased 2% and 5%, respectively, reflecting growth from Paramount+ and Pluto TV, higher political advertising revenue, and amounts recognized in each period relating to the underreporting of revenue by an international sales partner in prior periods, offset by declines in the linear advertising market. The nine-month period also included an 8-percentage point benefit from the broadcast of Super Bowl LVIII on CBS. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2023.

On October 1, 2024, our contract with Nielsen for audience measurement services expired. As a result, we are measuring content viewership and advertising delivery using data from alternate providers. While the impact on our advertising cannot be determined at this time, we have not seen a material impact to date.

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

For the three months ended September 30, 2024, affiliate and subscription revenues decreased 1%, reflecting decreases of 3% from declines in linear affiliate fees and 2% from the absence of pay-per-view boxing events, which we no longer broadcast beginning in 2024, partially offset by a 4% increase from our streaming services, driven by subscriber growth and domestic pricing increases for Paramount+. For the nine months ended September 30, 2024, affiliate and subscription fees increased 2%, reflecting 6% growth from our streaming services, driven by subscriber growth and domestic pricing increases for Paramount+, partially offset by decreases

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
of 2% from declines in linear affiliate fees and 2% from the absence of pay-per-view boxing events. Paramount+ subscribers grew to 71.9 million at September 30, 2024 from 63.4 million at September 30, 2023.

Theatrical
For the three and nine months ended September 30, 2024, theatrical revenues decreased $269 million and $336 million, respectively, reflecting the number, mix and timing of releases in each year, including the comparison against the releases of Mission Impossible: Dead Reckoning Part One and Teenage Mutant Ninja Turtles: Mutant Mayhem in the third quarter of 2023, while the 2024 periods benefited from the release of A Quiet Place: Day One. The nine-month comparison also reflects the success of Transformers: Rise of the Beasts in the prior year.

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

For the three and nine months ended September 30, 2024, licensing and other revenues decreased 9% and 22%, respectively. The decrease in each period reflects lower licensing in the secondary market and the nine-month comparison also reflects a lower volume of content produced for third parties. Content available for licensing in 2024 was impacted by temporary production shutdowns due to labor strikes in 2023.

Operating Expenses

	Three Months Ended September 30,
		% of Operating		% of Operating	Increase/(Decrease)
Operating Expenses by Type	2024	Expenses	2023	Expenses	$	%
Content costs	$3,277	75%	$3,548	76%	$(271)	(8)%
Distribution and other	1,065	25	1,133	24	(68)	(6)
Total Operating Expenses	$4,342	100%	$4,681	100%	$(339)	(7)%

	Nine Months Ended September 30,
		% of Operating		% of Operating	Increase/(Decrease)
Operating Expenses by Type	2024	Expenses	2023	Expenses	$	%
Content costs	$10,539	77%	$11,589	78%	$(1,050)	(9)%
Distribution and other	3,206	23	3,283	22	(77)	(2)
Total Operating Expenses	$13,745	100%	$14,872	100%	$(1,127)	(8)%
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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three months ended September 30, 2024, content costs decreased 8% primarily reflecting lower costs associated with theatrical releases. For the nine months ended September 30, 2024, content costs decreased 9% driven by lower costs associated with the decrease in licensing and theatrical revenues, partially offset by costs associated with CBS’ broadcast of Super Bowl LVIII. The decrease in each period also reflects the impact from changes in our content strategy further described under Programming Charges. In addition, content costs for the three and nine months ended September 30, 2023, included $57 million of incremental costs incurred to retain our production capabilities for certain of the television and film productions that were delayed as a result of the labor strikes.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation and other ancillary and overhead costs associated with our operations.

For the three and nine months ended September 30, 2024, distribution and other operating expenses decreased 6% and 2%, respectively, driven by lower theatrical distribution costs, reflecting the number and mix of theatrical releases during the 2024 periods compared with the same periods in 2023. These decreases were partially offset by higher revenue sharing costs for our streaming services, mainly costs for third-party distribution.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Selling, General and Administrative Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Selling, general and administrative expenses	$1,531	$1,736	$(205)	(12)%	$4,772	$5,272	$(500)	(9)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising, marketing, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three and nine months ended September 30, 2024, SG&A expenses decreased 12% and 9%, respectively, principally reflecting lower marketing costs for our streaming services and lower compensation costs.

Depreciation and Amortization

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Depreciation and amortization	$96	$105	$(9)	(9)%	$297	$310	$(13)	(4)%
Impairment Charges
During the third quarter of 2024, we recorded a charge of $104 million to write down the carrying values of FCC licenses in five markets to their estimated fair values. During the second quarter of 2024, we recorded a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as a charge of $15 million to write down the carrying values of FCC licenses in two markets to their estimated fair values. See Critical Accounting Estimates — Goodwill and Intangible Assets Impairment Tests.

Restructuring Charges and Transaction-Related Costs
During the three and nine months ended September 30, 2024 and 2023, we recorded the following costs associated with restructuring charges and transaction-related costs.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Severance (a)	$288	$—	$513	$54
Exit costs	—	—	31	—
Restructuring charges	288	—	544	54
Transaction-related costs	33	(10)	51	(10)
Restructuring and transaction-related costs	$321	$(10)	$595	$44
(a) Severance costs include the accelerated vesting of stock-based compensation.
We recorded severance charges of $513 million for the nine months ended September 30, 2024, of which $288 million was recorded during the third quarter. These charges were associated with strategic changes in our global workforce in order to streamline our organization and the exit of our former CEO. Additionally, during the first quarter of 2024, we recorded charges of $31 million for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. In addition, during the three

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
and nine months ended September 30, 2024, we recorded transaction-related costs of $33 million and $51 million, respectively, associated with legal and advisory fees related to the Transactions.

The restructuring charges of $54 million for the nine months ended September 30, 2023 were comprised of severance costs associated with initiatives to streamline and transform our operations following our 2022 operating segment realignment and as we integrated Showtime into Paramount+. In addition, during the three months ended September 30, 2023, we recorded a benefit of $10 million for an insurance recovery related to stockholder litigation associated with the 2019 merger of Viacom and CBS.

Interest Expense/Income

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Interest expense	$209	$232	$(23)	(10)%	$645	$698	$(53)	(8)%
Interest income	$31	$29	$2	7%	$111	$97	$14	14%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of September 30, 2024 and 2023.

	At September 30,
		Weighted Average		Weighted Average
	2024	Interest Rate	2023	Interest Rate
Total notes and debentures	$14,620	5.17%	$15,662	5.11%
Gain/Loss from Investments
During the first quarter of 2024, we recorded a loss of $4 million associated with the sale of an investment. During the second quarter of 2023, we recorded a gain of $168 million on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.

Other Items, Net
The following table presents the components of “Other items, net.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pension and postretirement benefit costs	$(34)	$(38)	$(103)	$(113)
Foreign exchange loss	(7)	(4)	(26)	(38)
Other	2	—	3	3
Other items, net	$(39)	$(42)	$(126)	$(148)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended September 30, 2024, we recorded a provision for income taxes of $45 million and for nine months ended September 30, 2024, we recorded a benefit from income taxes of $342 million, reflecting an effective income tax rate of 37.5% and 5.6%, respectively. For the three-month period, the tax provision includes a tax benefit of $66 million on pretax restructuring charges and transaction-related costs of $321 million and a tax benefit of $26 million on a pretax impairment charge of $104 million. Our adjusted effective income tax rate for the three-month period was 25.5%. See Reconciliation of Non-GAAP Measures. For the nine-month period the income tax benefit is primarily the result of a tax benefit of $375 million on pretax impairment charges for goodwill and FCC licenses totaling $6.10 billion and a tax benefit of $275 million on pretax programming charges of $1.12 billion. Our adjusted effective income tax rate for the nine-month period, which excludes the impact from impairment and programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 21.8%.

For the three months ended September 30, 2023, we recorded a provision for income taxes of $40 million, and for the nine months ended September 30, 2023, we recorded a benefit from income taxes of $436 million, reflecting an effective income tax rate of 10.6% and 30.4%, respectively. Included in the third quarter of 2023 is a net discrete tax benefit of $33 million, primarily reflecting the benefit from guidance issued during the quarter by the IRS that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and amounts realized in connection with the filing of our tax returns in certain international jurisdictions. The tax benefit for the nine months ended September 30, 2023 is primarily the result of tax benefits of $582 million on pretax programming charges of $2.37 billion. Our adjusted effective income tax rates, which exclude the impacts from programming charges, discrete tax benefits, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, were 19.1% and 20.2% for the three and nine months ended September 30, 2023, respectively.

Equity in Earnings (Loss) of Investee Companies, Net of Tax
The following table presents equity in earnings (loss) of investee companies for our equity method investments.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Equity in earnings (loss) of investee companies	$(60)	$(77)	$17	22%	$(222)	$(267)	$45	17%
Tax (provision) benefit	1	2	(1)	(50)	1	8	(7)	(88)
Equity in earnings (loss) of investee companies, net of tax	$(59)	$(75)	$16	21%	$(221)	$(259)	$38	15%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2024	2023	$	%	2024	2023	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$(4)	$247	$(251)	n/m	$(5,980)	$(1,288)	$(4,692)	n/m
Diluted EPS from continuing operations	$(.01)	$.36	$(.37)	n/m	$(9.04)	$(2.04)	$(7.00)	n/m
n/m - not meaningful
For the three months ended September 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $4 million, or $.01 per diluted share, compared with net earnings from continuing operations attributable to Paramount of $247 million, or $.36 per diluted share, for the same prior-year period. 2024 included restructuring charges and transaction-related costs totaling $321 million and an impairment charge of $104 million to reduce FCC licenses to their fair value. For the nine months ended September 30, 2024, we reported a net loss from continuing operations attributable to Paramount of $5.98 billion, or $9.04 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $1.29 billion, or $2.04 per diluted share, for the same prior-year period. 2024 includes impairment charges totaling $6.10 billion and first quarter programming charges of $1.12 billion. 2023 includes programming charges of $2.37 billion and a gain on Viacom18 of $168 million.
Net Earnings from Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the three and nine months ended September 30, 2023, which primarily reflects the results of Simon & Schuster. On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. During the nine months ended September 30, 2024, as a result of working capital adjustments we recorded additional pretax gains on the sale totaling $19 million, of which $7 million was recorded during the third quarter.

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Revenues	$307	$857
Costs and expenses:
Operating	195	501
Selling, general and administrative	49	138
Total costs and expenses (a)	244	639
Operating income	63	218
Other items, net	(4)	(11)
Earnings from discontinued operations	59	207
Provision for income taxes (b)	(11)	(41)
Net earnings from discontinued operations, net of tax	$48	$166
(a) Included in total costs and expenses are amounts associated with the release of indemnification obligations for leases relating to a previously disposed business of $3 million and $9 million for the three and nine months ended September 30, 2023, respectively.
(b) The tax provision includes amounts relating to previously disposed businesses of $1 million and $2 million for the three and nine months ended September 30, 2023, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations
We are a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, and are comprised of the following segments:
•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming and CBS Sports HQ.

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

We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, transaction-related costs, programming charges, and impairment charges, each where applicable (“Adjusted OIBDA”), as the measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board guidance for segment reporting since it is the measure used by our management. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. Stock-based compensation is included as a component of our consolidated Adjusted OIBDA. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to operating income (loss), the most directly comparable financial measure in accordance with U.S. GAAP.
Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2024		2023		$	%
Revenues:
TV Media	$4,298	64%	$4,567	64%	$(269)	(6)%
Direct-to-Consumer	1,860	27	1,692	24	168	10
Filmed Entertainment	590	9	891	12	(301)	(34)
Eliminations	(17)	—	(17)	—	—	—
Total Revenues	$6,731	100%	$7,133	100%	$(402)	(6)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended September 30,
			Increase/(Decrease)
	2024	2023	$	%
Adjusted OIBDA:
TV Media	$936	$1,149	$(213)	(19)%
Direct-to-Consumer	49	(238)	287	n/m
Filmed Entertainment	3	(49)	52	n/m
Corporate/Eliminations	(84)	(103)	19	18
Stock-based compensation (a)	(46)	(43)	(3)	(7)
Total Adjusted OIBDA	858	716	142	20
Depreciation and amortization	(96)	(105)	9	9
Impairment charges	(104)	—	(104)	n/m
Restructuring and transaction-related costs	(321)	10	(331)	n/m
Total Operating Income	$337	$621	$(284)	(46)%
n/m - not meaningful
(a) For the three months ended September 30, 2024, stock-based compensation expense of $20 million is included in “Restructuring and transaction-related costs.”
Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2024		2023		$	%
Revenues:
TV Media	$13,800	65%	$14,917	68%	$(1,117)	(7)%
Direct-to-Consumer	5,619	26	4,867	22	752	15
Filmed Entertainment	1,874	9	2,310	10	(436)	(19)
Eliminations	(64)	—	(80)	—	16	20
Total Revenues	$21,229	100%	$22,014	100%	$(785)	(4)%

	Nine Months Ended September 30,
			Increase/(Decrease)
	2024	2023	$	%
Adjusted OIBDA:
TV Media	$3,399	$3,649	$(250)	(7)%
Direct-to-Consumer	(211)	(1,173)	962	82
Filmed Entertainment	(54)	(143)	89	62
Corporate/Eliminations	(281)	(336)	55	16
Stock-based compensation (a)	(141)	(127)	(14)	(11)
Total Adjusted OIBDA	2,712	1,870	842	45
Depreciation and amortization	(297)	(310)	13	4
Programming charges	(1,118)	(2,371)	1,253	53
Impairment charges	(6,100)	—	(6,100)	n/m
Restructuring and transaction-related costs	(595)	(44)	(551)	n/m
Total Operating Loss	$(5,398)	$(855)	$(4,543)	n/m
n/m - not meaningful
(a) For the nine months ended September 30, 2024 and 2023, stock-based compensation expense of $34 million and $4 million, respectively, is included in “Restructuring and transaction-related costs.”

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media
Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
			Increase/(Decrease)
TV Media	2024	2023	$	%
Advertising	$1,666	$1,703	$(37)	(2)%
Affiliate and subscription	1,872	2,004	(132)	(7)
Licensing and other	760	860	(100)	(12)
Revenues	$4,298	$4,567	$(269)	(6)%

Adjusted OIBDA	$936	$1,149	$(213)	(19)%
Revenues
For the three months ended September 30, 2024, revenues decreased 6%.

Advertising
The 2% decrease in advertising revenues reflects declines in the linear advertising market, partially offset by amounts recognized during the period relating to the underreporting of revenue by an international sales partner in prior periods and a 4-percentage point benefit from higher political advertising as a result of the 2024 U.S. Presidential election. Domestic advertising revenues decreased 7% to $1.33 billion, reflecting the market decline, partially offset by higher political advertising. International advertising revenues increased 24% to $339 million.

Affiliate and Subscription
Affiliate and subscription revenues decreased 7% for the three months ended September 30, 2024, principally reflecting decreases of 6% from linear subscriber declines and 2% from the absence of pay-per-view boxing events, which we no longer broadcast beginning in 2024, partially offset by an increase of 2% from contractual pricing.

Licensing and Other
Licensing and other revenues decreased 12%, primarily reflecting a lower volume of licensing in the secondary market.

Adjusted OIBDA
Adjusted OIBDA decreased 19%, mainly as a result of the decline in affiliate revenue and lower profits from licensing.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
			Increase/(Decrease)
TV Media	2024	2023	$	%
Advertising	$5,981	$5,905	$76	1%
Affiliate and subscription	5,778	6,082	(304)	(5)
Licensing and other	2,041	2,930	(889)	(30)
Revenues	$13,800	$14,917	$(1,117)	(7)%

Adjusted OIBDA	$3,399	$3,649	$(250)	(7)%

Revenues
For the nine months ended September 30, 2024, revenues decreased 7%.

Advertising
The 1% increase in advertising revenues includes a 9-percentage point benefit from CBS’ broadcast of Super Bowl LVIII in the first quarter of 2024 and a 2-percentage point benefit from higher political advertising. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2023. These increases were substantially offset by declines in the linear advertising market. Domestic advertising revenues decreased $10 million to $5.07 billion. International advertising revenues increased 10% to $912 million, driven by amounts recognized during 2024 relating to the underreporting of revenue by an international sales partner in prior periods, partially offset by market declines.

Affiliate and Subscription
Affiliate and subscription revenues decreased 5% for the nine months ended September 30, 2024, reflecting decreases of 6% from linear subscriber declines and 1% from the absence of pay-per-view boxing events, partially offset by an increase of 2% from contractual pricing.

Licensing and Other
Licensing and other revenues decreased 30%, reflecting a lower volume of licensing in the secondary market and lower revenues from content produced for third parties. Content available for licensing was impacted by temporary production shutdowns due to labor strikes in 2023.

Adjusted OIBDA
Adjusted OIBDA decreased 7%, primarily reflecting the decline in revenues, which was largely offset by lower costs for content, marketing and compensation. The lower content costs were mainly driven by the decline in licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
			Increase/(Decrease)
Direct-to-Consumer	2024	2023	$	%
Advertising	$507	$430	$77	18%
Subscription	1,343	1,258	85	7
Licensing (a)	10	4	6	150
Revenues	$1,860	$1,692	$168	10%

Adjusted OIBDA	$49	$(238)	$287	n/m

n/m - not meaningful

(a) Primarily reflects revenues from the licensing of content rights acquired by BET+.

	Three Months Ended September 30,
(in millions)	2024	2023	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	71.9	63.4	8.5	13%

Revenues	$1,428	$1,138	$290	25%
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
Revenues
For the three months ended September 30, 2024, the 10% increase in revenues was primarily driven by growth from Paramount+.

Advertising
The 18% increase in advertising revenues reflects growth in impressions for Paramount+ and Pluto TV. Higher political advertising sales also benefited the comparison.

Subscription
The 7% increase in subscription revenues was driven by growth in Paramount+ subscribers and domestic pricing increases that we began to benefit from during the third quarter of 2023. Paramount+ subscribers increased 8.5 million, or 13%, compared with September 30, 2023, reflecting growth in both domestic and international subscribers. Growth in Paramount+ subscribers includes the migration of certain subscribers from Showtime’s premium subscription streaming service, which was no longer offered as a standalone service to new subscribers effective July 6, 2023 and was no longer available as of April 30, 2024. The growth was partially offset by a negative impact of 4-percentage points from the absence of pay-per-view boxing events in 2024.

During the quarter, global Paramount+ subscribers increased 3.5 million, or 5%, to 71.9 million, compared with 68.4 million at June 30, 2024, principally reflecting international expansion.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Adjusted OIBDA
Adjusted OIBDA improved by $287 million to $49 million, reflecting the revenue growth and lower marketing and content costs, including the impacts from actions relating to changes in our content strategy in prior periods (as further described under Consolidated Results of Operations — Programming Charges), partially offset by higher revenue sharing costs.
Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
			Increase/(Decrease)
Direct-to-Consumer	2024	2023	$	%
Advertising	$1,540	$1,269	$271	21%
Subscription	4,069	3,594	475	13
Licensing (a)	10	4	6	150
Revenues	$5,619	$4,867	$752	15%

Adjusted OIBDA	$(211)	$(1,173)	$962	82%

(a) Primarily reflects revenues from the licensing of content rights acquired by BET+.

	Nine Months Ended September 30,
			Increase/(Decrease)
	2024	2023	$	%
Paramount+ (Global)
Revenues	$4,332	$3,093	$1,239	40%
Revenues
For the nine months ended September 30, 2024, the 15% increase in revenues was primarily driven by growth from Paramount+.

Advertising
The 21% increase in advertising revenues was driven by growth in impressions from Pluto TV and Paramount+. The increase for Paramount+ also includes revenue from Super Bowl LVIII.

Subscription
The 13% increase in subscription revenues was driven by growth in Paramount+ subscribers and pricing increases that took effect in June 2023 for our Paramount+ domestic plans. These increases were partially offset by a negative impact of 4-percentage points from the absence of pay-per-view boxing events.

Adjusted OIBDA
Adjusted OIBDA improved by $962 million, reflecting revenue growth and lower marketing and content costs, partially offset by higher revenue sharing costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Filmed Entertainment
Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2024	2023	$	%
Advertising (a)	$2	$5	$(3)	(60)%
Theatrical	108	377	(269)	(71)
Licensing and other	480	509	(29)	(6)
Revenues	$590	$891	$(301)	(34)%

Adjusted OIBDA	$3	$(49)	$52	n/m
n/m - not meaningful
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
Revenues
For the three months ended September 30, 2024, revenues decreased 34%, primarily driven by lower theatrical revenues.

Theatrical
Theatrical revenues decreased $269 million, reflecting the number, mix and timing of releases in each year, including the comparison against the releases of Mission Impossible: Dead Reckoning Part One and Teenage Mutant Ninja Turtles: Mutant Mayhem in the prior-year quarter, while the third quarter of 2024 benefited from the late second-quarter release of A Quiet Place: Day One.

Licensing and Other
Licensing and other revenues decreased 6%, principally reflecting lower revenues from the licensing of recent releases in the home entertainment market and from the licensing of film library titles, partially offset by higher revenue from studio rentals and production services, as the prior-year quarter was impacted by production shutdowns due to labor strikes.

Adjusted OIBDA
Adjusted OIBDA increased $52 million, primarily reflecting impacts from labor strikes in 2023 when we incurred incremental costs as a result of production shutdowns, and studio rentals and production services were significantly impacted.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
			Increase/(Decrease)
Filmed Entertainment	2024	2023	$	%
Advertising (a)	$10	$21	$(11)	(52)%
Theatrical	399	735	(336)	(46)
Licensing and other	1,465	1,554	(89)	(6)
Revenues	$1,874	$2,310	$(436)	(19)%

Adjusted OIBDA	$(54)	$(143)	$89	62%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
Revenues
For the nine months ended September 30, 2024, revenues decreased 19%, primarily driven by lower theatrical revenues.

Theatrical
For the nine months ended September 30, 2024, theatrical revenues decreased $336 million, reflecting the releases impacting the quarter discussed above, as well as the success of Transformers: Rise of the Beasts in 2023.

Licensing and Other
Licensing and other revenues decreased 6%, primarily due to lower revenues from the licensing of theatrical releases in the home entertainment market.

Adjusted OIBDA
Adjusted OIBDA improved by $89 million, as the decrease in revenues was more than offset by lower content costs, as well as lower marketing costs as a result of the number and mix of theatrical releases during the first nine months of 2024 compared with the same prior-year period.
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

Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner have committed to

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $2.64 billion as of September 30, 2024. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $2.44 billion as of September 30, 2024, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

Pursuant to the Transactions, the NAI Equity Investors and certain other affiliates of investors of Skydance will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of New Paramount Class B Common Stock. Up to $4.5 billion of these proceeds will be used to fund a cash-stock election for Paramount stockholders (other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance) and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.
Cash Flows
The changes in cash and cash equivalents were as follows:

	Nine Months Ended September 30,
	2024	2023	Increase/(Decrease)
Net cash flow provided by (used for) operating activities from:
Continuing operations	$584	$(174)	$758
Discontinued operations	—	205	(205)
Net cash flow provided by operating activities	584	31	553
Net cash flow (used for) provided by investing activities from:
Continuing operations	(365)	(341)	(24)
Discontinued operations	48	(3)	51
Net cash flow used for investing activities	(317)	(344)	27
Net cash flow used for financing activities	(298)	(744)	446
Effect of exchange rate changes on cash and cash equivalents	14	(24)	38
Net decrease in cash and cash equivalents	$(17)	$(1,081)	$1,064
Operating Activities
Operating cash flow from continuing operations for the nine months ended September 30, 2024 was a net source of cash of $584 million compared with a net use of cash of $174 million for the nine months ended September 30,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
2023. The increase in operating cash flow from continuing operations primarily reflects lower spending for content, compensation and marketing.
Net cash flow provided by operating activities includes payments of $198 million and $288 million for the nine months ended September 30, 2024 and 2023, respectively, associated with restructuring, transaction-related costs and transformation initiatives, net of insurance recoveries received related to litigation associated with the 2019 merger of Viacom and CBS. Our transformation initiatives are related to advancing our technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we have adapted our facilities to accommodate our hybrid and agile work model.
Cash flow provided by operating activities from discontinued operations for the nine months ended September 30, 2023 reflected the operating activities of Simon & Schuster, which was sold in October 2023 (see Consolidated Results of Operations — Net Earnings from Discontinued Operations).
Investing Activities

	Nine Months Ended September 30,
	2024	2023
Investments	$(248)	$(184)
Capital expenditures (a)	(151)	(213)
Other investing activities (b)	34	56
Net cash flow used for investing activities from continuing operations	(365)	(341)
Net cash flow provided by (used for) investing activities from discontinued operations	48	(3)
Net cash flow used for investing activities	$(317)	$(344)
(a) Includes payments associated with the implementation of our transformation initiatives of $9 million and $22 million for the nine months ended September 30, 2024 and 2023, respectively.
(b) Primarily reflects the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW. 2023 also includes proceeds from the disposition of certain channels in Latin America.

Financing Activities

	Nine Months Ended September 30,
	2024	2023
Proceeds from issuance of debt	$—	$45
Repayment of debt	—	(239)
Dividends paid on preferred stock	(29)	(43)
Dividends paid on common stock	(102)	(351)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(21)	(21)
Payments to noncontrolling interests	(120)	(97)
Other financing activities	(26)	(38)
Net cash flow used for financing activities	$(298)	$(744)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) for the three and nine months ended September 30, 2024 and 2023. On April 1, 2024, each outstanding share of our Mandatory Convertible Preferred Stock automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.15	$.34

Total common stock dividends	$35	$34	$104	$228
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$—	$1.4375	$1.4375	$4.3125

Total preferred stock dividends	$—	$14	$14	$43
Capital Structure
The following table sets forth our debt.

	At	At
	September 30, 2024	December 31, 2023
Senior debt	$12,987	$12,969
Junior debt	1,633	1,632
Obligations under finance leases	—	1
Total debt (a)	14,620	14,602
Less current portion	125	1
Total long-term debt, net of current portion	$14,495	$14,601
(a) At September 30, 2024 and December 31, 2023, the senior and junior subordinated debt balances included (i) a net unamortized discount of $405 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $76 million and $81 million, respectively. The face value of our total debt was $15.10 billion at both September 30, 2024 and December 31, 2023.

In September 2023, we repaid our $139 million of 7.875% debentures upon maturity.
Senior Debt
At September 30, 2024, our senior debt was comprised of senior notes and debentures due between 2025 and 2050 with interest rates ranging from 2.90% to 7.875%.

Junior Debt
At September 30, 2024, our junior debt was comprised of $644 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures provide significant credit protection

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

Commercial Paper
At both September 30, 2024 and December 31, 2023, we had no outstanding commercial paper borrowings.

Credit Facility
At September 30, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At September 30, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.75x for the quarter ended September 30, 2024 and will decrease to 5.5x for the quarters ending December 31, 2024 and March 31, 2025, with further decreases of 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. For quarters ending on or after September 30, 2024, the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio is $1.50 billion. We met the covenant as of September 30, 2024.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. On August 1, 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Guarantees — Letters of Credit and Surety Bonds), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. In addition, the amendments increase the amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio to $3.0 billion. These amendments will only become operative upon closing of the Transactions.

Other Bank Borrowings
At both September 30, 2024 and December 31, 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Guarantees
Letters of Credit and Surety Bonds
At September 30, 2024, we had outstanding letters of credit and surety bonds of $675 million that were not recorded on the Consolidated Balance Sheet, including $464 million that was issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit facility decreases throughout 2024 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Capital Structure — Credit Facility).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at September 30, 2024, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of these lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our reporting units, including indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Transactions and the NAI Transaction announced on July 7, 2024. Based on this assessment, we determined that an interim goodwill impairment test was necessary for each of our five reporting units.

In order to test goodwill for impairment, we calculated an estimated fair value for each reporting unit to determine whether it exceeded the carrying value of the respective reporting unit. Approaches used to estimate the fair values were the discounted cash flow method, the traded values of comparable businesses, and the transaction values of comparable businesses. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the applicable reporting unit, which incorporates our long-term business plans and historical trends. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections for the relevant industry. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. Traded and transaction values were determined using comparable company trading multiples as well as multiples from recent transactions of comparable companies. The selected multiples consider each reporting unit’s relative growth, profitability, size, and risk relative to the selected publicly traded companies. We also considered the reasonableness of the market capitalization of our Company in relation to the estimated aggregate fair value of our reporting units.

The impairment test for our Cable Networks reporting unit indicated that a goodwill impairment charge of $5.98 billion was required, which represented the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment during the second quarter of 2024, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear affiliate market indicators noted above, and the estimated total company market value indicated by the Transactions and the NAI Transaction. The estimated fair value of our Cable Networks reporting unit was based on the discounted cash flow method, utilizing a discount rate of 11% and a terminal value that was based on a long-term growth rate of (3)%.

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

Certain future events and circumstances, including deterioration of market conditions, increases in interest rates, and unfavorable impacts to the projections used in the impairment tests for the reporting units discussed above, including from further declines in the linear advertising and affiliate markets, an increased shift by advertisers to competing advertising platforms, changes in consumer behavior, a decrease in audience acceptance of our content and platforms, and delays or difficulties in achieving our profitability goals for our streaming services, could cause the fair values of these reporting units to fall below their respective carrying values and a noncash impairment charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.
FCC Licenses
FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use.
Our FCC licenses impairment tests are performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of FCC licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections.

For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our FCC licenses, including projections by geographic market, and determined that interim impairment tests were necessary for eight markets in which we hold FCC licenses. These tests, for which we used a discount rate of 8% and a long-term growth rate of 0%, indicated that the estimated fair values of FCC licenses in two of the eight markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge of $15 million during the three months ended June 30, 2024 to write down the carrying values of these FCC licenses to their aggregate estimated fair value. The impairment charge, which was recorded within the TV Media segment, was primarily the result of recent declines in industry projections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the third quarter of 2024, as a result of a further decline in industry-projected long-term growth rates, we determined that an interim impairment test was necessary for each of our 14 markets with FCC license book values, which totaled $2.29 billion prior to the impairment tests. The tests indicated that the estimated fair values of FCC licenses in five of the 14 markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $104 million during the three months ended September 30, 2024, to write down the carrying values of FCC licenses in these five markets to their aggregate estimated fair value of $1.03 billion. The impairment charge, which was recorded within the TV Media segment, was primarily the result of a reduction in the long-term growth rate utilized in the impairment tests to (2)%. The estimated fair values of FCC licenses in the remaining nine markets exceeded their carrying values by more than 10%.

A further decrease to the long-term growth rate of 50 basis points, or an increase to the discount rate of 50 basis points, assuming no changes to other factors, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by an additional $67 million and $86 million, respectively.

The estimated fair values of FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which we own and operate television stations and long-term projections for advertising revenues. Certain future events and circumstances, including market volatility and increases in interest rates, or a further decline in the local television advertising marketplace could result in a downward revision to our current assumptions and judgments. Various factors may contribute to a future decline in an advertising marketplace including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of television advertising revenues in that market; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A further downward revision to the present value of future cash flows could result in an additional impairment and a noncash charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.
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

Litigation Related to the Transactions
On July 24, 2024, Scott Baker (the “Plaintiff”), a purported holder of Paramount Class B Common Stock, filed a putative class action lawsuit (the “Baker Action”) in the Court of Chancery of the State of Delaware against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Complaint”). The Complaint alleges breaches of fiduciary duties to Paramount’s Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims. The Complaint seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted a stipulation filed by the parties in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following the resolution of Plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Paramount Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Leadership Motion”)

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
and (ii) stay discovery until the resolution of any motions to dismiss any operative complaint following resolution of the Leadership Motion.

Further, on April 30, 2024, a purported holder of Paramount Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware in the Court of Chancery of the State of Delaware against Paramount, seeking the inspection of books and records of Paramount in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or Paramount’s executive officers may have breached their fiduciary duties to Paramount’s stockholders for alleged diversion of corporate opportunities (the “220 Action”). The Court held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action has since noticed an exception to the Court, and the matter is on appeal. Certain other purported holders of Paramount Class B Common Stock and Paramount Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of September 30, 2024, we had pending approximately 19,360 asbestos claims, as compared with approximately 19,970 as of December 31, 2023. During the third quarter of 2024, we received approximately 750 new claims and closed or moved to an inactive docket approximately 490 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2023 and 2022 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $54 million and $57 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward‑looking statements, including statements related to our future results, performance and achievements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of advertising market conditions, changes in consumer viewership and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries, including cost increases; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our ongoing changes in business strategy, including investments in new businesses, products, services, technologies and other strategic activities; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content; liabilities related to discontinued operations and former businesses; risks related to environmental, social and governance (ESG) matters; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally; disruptions to our operations as a result of labor disputes; the inability to hire or retain key employees or secure creative talent; volatility in the prices of our common stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; business uncertainties, including the effect of the Transactions on the Company’s employees, commercial partners, clients and customers, and contractual restrictions while the Transactions are pending; prevention, delay or reduction of the anticipated benefits of the Transactions as a result of the conditions to closing the Transactions; the Transaction Agreement’s limitation on our ability to pursue alternatives to the Transactions; risks related to a failure to complete the Transactions, including payment of a termination fee and negative reactions from the financial markets and from our employees, commercial partners, clients and customers; risks related to change in control or other provisions in certain agreements that may be triggered by the Transactions; litigation relating to the Transactions potentially preventing or delaying the closing of the Transactions and/or resulting in payment of damages; challenges realizing synergies and other anticipated benefits expected from the Transactions, including integrating the Company’s and Skydance’s businesses successfully; potential unforeseen direct and indirect costs as a result of the Transactions; any negative effects of the announcement, pendency or consummation of the Transactions on the market price of the Company’s common stock and New Paramount Class B Common Stock; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward‑looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward‑looking statements to reflect subsequent events or circumstances.

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
There have been no material changes to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024) and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (filed with the SEC on August 8, 2024).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the third quarter of 2024, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at September 30, 2024.

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

PARAMOUNT GLOBAL (Registrant)

Date: November 8, 2024	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: November 8, 2024	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer