Form 10-K
period 2024-12-31
Paramount Global
filed 2025-02-26
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐    No ☒
As of June 28, 2024, which was the last business day of the registrant’s most recently completed second fiscal quarter, the market value of the shares of the registrant’s Class A Common Stock, $0.001 par value (“Class A Common Stock”), held by non-affiliates was approximately $169,145,406 (based upon the closing price of $18.38 per share as reported by The Nasdaq Stock Market LLC on that date) and the market value of the shares of the registrant’s Class B Common Stock, $0.001 par value (“Class B Common Stock”), held by non-affiliates was approximately $6,159,964,382 (based upon the closing price of $10.39 per share as reported by The Nasdaq Stock Market LLC on that date); and the aggregate market value of the shares of both Class A Common Stock and Class B Common Stock held by non-affiliates was $6,329,109,788.
As of February 21, 2025, 40,702,683 shares of Class A Common Stock and 630,007,633 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Paramount Global’s Notice of 2025 Annual Meeting of Stockholders and Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 (Part III).

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
Overview
We are a leading global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide. Driven by iconic consumer brands, our portfolio includes CBS, Paramount Pictures, Nickelodeon, MTV, Comedy Central, BET, CMT, Paramount+ and Pluto TV. We hold one of the industry’s most extensive libraries of television and film titles. In addition to offering innovative streaming services and digital video products, we also provide powerful capabilities in production, distribution and advertising solutions.
Our strategy is grounded in producing world-class content with global appeal across television, streaming and theatrical that drives a return on investment. As we execute in line with this strategy, we are focused on driving to Direct-to-Consumer profitability and maximizing cash flow from our traditional businesses.
Skydance Transactions
On July 7, 2024, Paramount entered into a transaction agreement (the “Transaction Agreement”) with Skydance Media, LLC (“Skydance”) and other parties pursuant to which Paramount and Skydance will become subsidiaries of a new holding company, currently referred to as New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “NAI Equity Investors”), including entities controlled by members of the Ellison family and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of the Company, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”). In addition, the NAI Equity Investors and certain other affiliates of investors of Skydance (collectively, the “PIPE Equity Investors”) will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of Class B Common Stock of New Paramount (the “New Paramount Class B Common Stock”), subject to ratable reduction, for a purchase price of $15.00 per share, and the NAI Equity Investors will also receive warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance (the “PIPE Transaction”). Up to $4.5 billion of the proceeds will be used to fund the cash-stock election discussed below and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.
The Transactions will also include: (1) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock, and (2) a cash-stock election pursuant to which (a) shares of our Class A Common Stock (the “Class A Common Stock”) held by stockholders other than NAI will be converted, at the stockholders’ election, into the right to receive either $23.00 in cash (the “Class A Cash Consideration”) or 1.5333 shares of New Paramount Class B Common Stock (the “Class A Stock Consideration”) and (b) shares of our Class B Common Stock (the “Class B Common Stock”) held by stockholders other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance referred to above will be converted, at the stockholders’ election, into the right to receive either $15.00 in cash (subject to proration) (the “Class B Cash Consideration”) or one share of New Paramount Class B Common Stock (the “Class B Stock Consideration”). The shares that are settled in cash will cease to exist after the completion of the Transactions. New Paramount Class B Common Stock will not have any voting rights while shares of New Paramount Class A Common Stock (the “New Paramount Class A Common Stock” together with New Paramount Class B Common Stock, the “New Paramount Common Stock”) will be entitled to one vote per share with respect to all matters on which the holders of New Paramount Common Stock are entitled to vote. Following the transaction, NAI and its applicable subsidiaries will hold 100% of the New Paramount Class A Common Stock, which is not expected to be listed for trading on a stock exchange.
The Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, we will be required to pay Skydance a termination fee in the amount of $400 million (the “Termination Fee”).
2024 Performance Highlights
We leveraged our distribution platforms, including Paramount+, our growing subscription streaming service; Pluto TV, a leading free advertising-supported streaming television (“FAST”) service; Paramount Pictures, an iconic Hollywood studio; CBS, the leading broadcast network in the United States (the “U.S.”); and our portfolio of cable networks that includes Nickelodeon, MTV and BET, to bring content that appeals to a broad base of viewers around the world.
In 2024, we continued to make significant progress in building a scaled streaming business, delivering growth in engagement and revenue, and improving Direct-to-Consumer profitability. On Paramount+, a combination of sports, news and entertainment, including originals like Tulsa King, Lioness and Landman, drove subscriber growth of 15% year-over-year to 77.5 million as of December 31, 2024. Pluto TV continues to be a global leader in FAST and grew 8% in hours watched for the year.
Paramount Pictures debuted five number one films at the domestic box office — Mean Girls, Bob Marley: One Love, IF, Smile 2 and Sonic the Hedgehog 3, the highest-grossing film in the franchise, and expected to be one of the studio’s 10 most profitable releases of the last decade. Across its three installments, the Sonic the Hedgehog series has generated $1.2 billion at the global box office. Gladiator II has generated more than $460 million globally and Smile 2 also debuted number one at the global box office. The studio slate also drove viewing on our linear and streaming platforms and contributed to other revenue streams, such as consumer products.
CBS finished the 2023-2024 season as America’s number one broadcast network in primetime for the 16th consecutive season, including eight of the top 10 broadcast series and the three most watched new broadcast series with Tracker, Elsbeth and NCIS: Sydney. This season, the fall 2024 primetime slate on CBS featured seven of the top 10 broadcast series, including Tracker, the most watched series, Matlock, the number one new series, and Georgie & Mandy’s First Marriage, the number one new comedy. The NFL on CBS delivered three of the top four regular season games, averaging over 19 million viewers. CBS News had four programs at number one in their respective categories, including 60 Minutes, CBS News Sunday Morning, Face the Nation and 48 Hours, and for the year, grew total minutes watched on our streaming platforms by nearly 60%.
Our portfolio of cable networks attracted audiences through a broad range of shows in 2024, with four of the top five entertainment series among adults 18 to 34. Yellowstone on Paramount Network once again became the number one entertainment series on cable, premiering with 18 million viewers. Internationally, Yellowstone was number one in starts and engagement on Paramount+. Nickelodeon’s tremendous popularity continued with kids and preschoolers, including SpongeBob, the number one series among kids six to 11. The Daily Show on Comedy Central was the number one cable entertainment series in late night and continued to grow across streaming, linear and social platforms, MTV Video Music Awards had its biggest audience in four years, and The Challenge was the number one competition show on cable and delivered the highest season premiere share in franchise history.
Segment Overview
We operate through the following segments:
•TV Media.  Our TV Media segment consists of our (1) domestic and international broadcast networks and owned television stations; (2) domestic cable networks and international extensions of certain of our domestic cable network brands; and (3) domestic and international television studio operations, and production and distribution of first-run syndicated programming. TV Media generated approximately 65% of our consolidated revenues in 2024.
•Direct-to-Consumer.  Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services. Direct-to-Consumer generated approximately 26% of our consolidated revenues in 2024.
•Filmed Entertainment.  Our Filmed Entertainment segment consists of the production and acquisition of films, series and short-form content for release and licensing around the world, including in theaters, on streaming services, on television, and through digital home entertainment and DVDs/Blu-rays. Filmed Entertainment generated approximately 10% of our consolidated revenues in 2024.
Corporate Information
We were organized as a Delaware corporation in 1986. Our principal offices are located at 1515 Broadway, New York, New York 10036. Our telephone number is (212) 258-6000 and our website is paramount.com. Information included on or accessible through our website is not intended to be incorporated into this Annual Report on Form 10‑K.
We have two classes of common stock, Class A Common Stock and Class B Common Stock (together, our “Common Stock”), both of which are listed on The Nasdaq Stock Market LLC, under the ticker symbols “PARAA” and “PARA,” respectively. Shares of our Class A Common Stock are entitled to one vote per share. Shares of our Class B Common Stock do not have voting rights. As of December 31, 2024, NAI, a closely held corporation that owns and operates movie screens in the U.S., the United Kingdom (the “U.K.”) and South America, directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.5% of our Common Stock. NAI is not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.
In December 2019, we changed our name from CBS Corporation (“CBS”) to ViacomCBS Inc. (“ViacomCBS”) in connection with the merger of Viacom Inc. (“Viacom”) and CBS. In February 2022, we changed our name to Paramount Global. Unless the context requires otherwise, references in this document to “Paramount,” “the Company,” “we,” “us” and “our” mean Paramount Global and its consolidated subsidiaries, to “CBS” mean CBS and its consolidated subsidiaries prior to the merger and to “Viacom” mean Viacom and its consolidated subsidiaries prior to the merger.

Our Segments
TV Media
Our TV Media segment consists of our (1) broadcast operations — the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe and Chilevisión; (2) domestic premium and basic cable networks, including Nickelodeon, MTV, CMT, Comedy Central, BET and Paramount+ with SHOWTIME, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and SHOWTIME/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming for 24-hour news and CBS Sports HQ for sports news and analysis.
TV Media’s revenues are generated primarily from (1) advertising; (2) affiliate and subscription revenues principally comprised of (i) fees received from distributors for carriage of our cable networks (known as cable affiliate fees) and our owned television stations (known as retransmission fees) and (ii) fees received from television stations owned by third parties for their affiliation with the CBS Television Network (known as reverse compensation); and (3) the licensing and distribution of our content and other rights. In 2024, advertising, affiliate and subscription, and licensing and other generated approximately 43%, 41% and 16%, respectively, of the segment’s total revenues.
TV Media generated approximately 65%, 68% and 72% of our consolidated revenues in 2024, 2023 and 2022, respectively.
Broadcast
CBS Television Network.  The CBS Television Network (the “CBS Network”), through CBS Entertainment, CBS News and CBS Sports, distributes entertainment, news and public affairs, and sports programming to both owned and affiliated broadcast television stations. CBS Network content is also available on (1) the internet, including through CBS.com, CBSNews.com, CBSSports.com and related apps; (2) our streaming services, such as Paramount+ with SHOWTIME and Pluto TV; and (3) multichannel video programming distributors (“MVPDs”) and video streaming services. CBS Entertainment acquires or develops and schedules entertainment programming on the CBS Network, which includes primetime comedies and dramas, reality, specials, kids’ programs, daytime dramas, game shows and late night. CBS News operates a worldwide news organization providing the CBS Network, CBS News Radio and digital platforms with regularly scheduled news and public affairs programs. CBS Sports broadcasts include certain regular-season and playoff NFL games, including wild card playoff games and American Football Conference divisional playoff and championship games and, on a rotating basis with other networks, the Super Bowl; certain regular-season and tournament college basketball games, including the National Collegiate Athletic Association’s (the “NCAA”) Division I Men’s Basketball Tournament; regular-season college football games, including the Big Ten Conference and the Army-Navy Game; the PGA Tour, the PGA Championship and the Masters; and certain UEFA Champions League games.
CBS Stations.  CBS Stations consists of our 29 owned broadcast television stations, all of which operate under licenses granted by the Federal Communications Commission (the “FCC”) pursuant to the Communications Act of 1934, as amended (the “Communications Act”). Our stations are located in the five largest, and 15 of the top 20, television markets in the U.S. We own multiple stations within the same local market area in 10 major markets, including New York, Los Angeles and Philadelphia. The stations broadcast news, public affairs, sports and other programming to serve their local markets. Local versions of CBS News Streaming offer local news from certain of our owned stations.
International Free-to-Air Networks.  We operate a number of free-to-air networks around the world: Network 10 in Australia, whose brands include 10, 10 Bold Drama, 10 Peach Comedy and 10 Play; Channel 5, a public service broadcaster in the U.K. whose brands include 5, 5 Action, 5 Select, 5Star, 5USA, Milkshake and My5; Telefe in Argentina, whose brands include Telefe Noticias, Mi Telefe, Telefe Internacional, tlfesports, Mitelefe and Telefe Channels on Pluto TV; and Chilevisión in Chile, whose brands include Chilevisión Noticias, CHV and Chilevisión Channels on Pluto TV.
Cable
Paramount Media Networks.  Paramount Media Networks connects with global audiences through its iconic brands ― CMT, a country music and lifestyle channel; Comedy Central, a comedy brand with a focus on adult animation and late-night programming; Logo, a network dedicated to lifestyle and entertainment programming for LGBTQ+ audiences; MTV, a storied youth entertainment brand home to notable franchises and live events such as the MTV Video Music Awards; Nickelodeon, an entertainment brand for kids and families; Paramount Network, a premier entertainment destination and home to Yellowstone; Paramount+ with SHOWTIME, our premium channel, offering original scripted and unscripted series, movies, documentaries and docuseries and comedy; Pop TV, a pop culture-focused channel; The Smithsonian Channel, home of popular genres such as air and space, travel, history, science, nature and culture; and TV Land, a destination for viewers in their 30s and 40s.
BET Media Group.  BET Media Group provides premium entertainment, music, news, digital and public affairs content for Black audiences. BET Media Group serves as a destination for Black expression as well as a gathering place for Black creators, talent and communities. BET Media Group’s multiplatform extensions include BET Studios, a studio venture that offers equity ownership to Black content creators, and BET’s events and experience business, which includes the BET Awards, and VH1, a multicultural pop culture destination.
CBS Sports Network.  The CBS Sports Network is CBS Sports’ 24-hour cable channel that provides a diverse slate of sports and related content. The network televises live professional, amateur and college events, including Division I college football, basketball, hockey and lacrosse, and certain domestic and international soccer games. The network also showcases a variety of additional programming, including studio shows, features and documentaries. CBS Sports Network also provides ancillary coverage for CBS Sports relating to major events, such as the NCAA Division I Men’s Basketball Tournament, the Masters and the PGA Championship.
Studios
Our studios produce content across broadcast, cable and streaming in the U.S. and internationally. Our studios include CBS Studios, which produces series and maintains an extensive library of intellectual property, including global franchises such as NCIS and Star Trek, as well as late night and daytime programming; and SHOWTIME/MTV Entertainment Studios, which produces television series and films and includes MTV Documentary Films.
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

Direct-to-Consumer
Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV and BET+. Direct-to-Consumer’s revenues are principally comprised of advertising and subscription revenues generated by our streaming services. In 2024, subscriptions and advertising generated approximately 72% and 28%, respectively, of the segment’s total revenues.
Direct-to-Consumer generated approximately 26%, 22% and 16% of our consolidated revenues in 2024, 2023 and 2022, respectively.
Paramount+.  Paramount+, our global on-demand and live subscription streaming service, combines live sports, news and entertainment content. Paramount+ features an expansive catalogue of original series, shows and popular movies across every genre from our brands and production studios and from third parties. Domestically, Paramount+ is home to livestreamed CBS Sports programming. A destination for soccer fans, Paramount+ also features select live and on-demand matches from a number of domestic and international leagues, including UEFA Champions League, Italy’s Serie A and the National Women’s Soccer League. Paramount+ enables subscribers to stream local CBS Stations live across the U.S. in addition to CBS News Streaming and CBS Sports HQ. Paramount+ is available in two tiers in the U.S.: Paramount+ with SHOWTIME, our premium, advertising-free (except during livestreamed and other limited content) streaming offering for a subscription fee; and Paramount+ Essential, our advertising-supported offering available for a lower fee that includes the NFL but not livestreamed local CBS Stations or SHOWTIME content.
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
Filmed Entertainment
Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studios, Awesomeness and Miramax. Filmed Entertainment produces and acquires films, series and short-form content for release and licensing around the world, including in theaters, on streaming services, on television, and through digital home entertainment and DVDs/Blu-rays. Filmed Entertainment’s revenues are generated primarily from the release or distribution of films theatrically and the licensing of film and television content. In 2024, theatrical, licensing and other, and advertising revenues generated approximately 27%, 72% and 1%, respectively, of the segment’s total revenues.
Filmed Entertainment generated approximately 10%, 10% and 13% of our consolidated revenues in 2024, 2023 and 2022, respectively.
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
Nickelodeon Studios.  Nickelodeon Studios produces animated and live-action series, films and short-form content for kids and families across multiple platforms worldwide.
Awesomeness.  Awesomeness produces live-action series, films and short-form content for the global Gen Z audience.
Miramax.  Miramax, a joint venture with beIN Media Group, is a global film and television studio with an extensive library of content. We have exclusive, long-term rights to distribute Miramax’s library, as well as certain rights to co-produce, co-finance and/or distribute new film and television projects.
We produce most of the films we release theatrically and also acquire films for distribution from third parties. In some cases, we co-finance and/or co-distribute films with third parties, including other studios, who participate in the financing of the costs of a film or group of films in exchange for an economic participation and a partial copyright interest.
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
Corporate Responsibility
A significant part of our corporate responsibility strategy is centered on understanding and responding to our biggest risks and opportunities in three focus areas: (1) On-Screen Content & Social Impact (pursuing opportunities to represent, inform and influence through our content and brands), (2) Workforce & Culture (recruitment, retention and treatment of employees, contractors and partners) and (3) Sustainable Production & Operations (environmental and social impacts of our operations, facilities, productions and other activities).
Sustainability Governance
Our sustainability team oversees the day-to-day strategy and implementation of our sustainability efforts under the leadership of our Steering Committee comprised of senior management, which includes our Chief Financial Officer and General Counsel. We also have multiple working groups dedicated to specific topics, including Governance, Sustainable Production, Regulatory Preparation and Sports Operations, comprised of subject matter experts from across our brands and functional teams, which together with the Steering Committee constitute our sustainability council. The council actively reviews and refines our sustainability strategies, programs and policies, and the sustainability team regularly updates the Steering Committee and other senior management, as well as the Nominating and Governance Committee of our Board of Directors, which, pursuant to its charter, oversees and monitors significant issues impacting our culture and reputation, as well as our handling of sustainability matters. Our sustainability team also partners with our Investor Relations and Legal teams in discussions with the investor community to share updates and answer questions.
Human Capital Management
We work to create a culture that is welcoming and a workplace where our employees and talent feel supported and have the opportunity to thrive. Our human capital management strategy is intended to address the areas described below. Additional information on the below topics can be found on our website.
As of December 31, 2024, we employed approximately 18,600 full- and part-time employees in 32 countries worldwide and had approximately 3,500 project-based staff on our payroll. We also use temporary employees in the ordinary course of business.
A Culture of Inclusion
We work to cultivate a culture of inclusion that honors everyone’s unique contributions through a range of partnerships, collaborations, programs and initiatives, including brand and companywide cross-functional inclusion councils and a talent sourcing team focused on building inclusive talent pipelines.
Preventing Harassment and Discrimination
We are committed to building a work environment free of harassment and discrimination. We make annual anti-discrimination and anti-harassment trainings available to all employees. We require employees to report any incidents of harassment or discrimination, and our Employee Relations team oversees all investigations of such complaints.
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
Social Impact and Corporate Social Responsibility
We drive our global impact through our content, strategic initiatives, community programs and partnerships, philanthropy and employee engagement efforts. We use our content and platforms to represent, explore and champion issues that align with our values and impact our viewers, including by exploring and raising awareness of topics such as mental health and civic engagement.

Competition
We operate in highly competitive industries and markets and compete for creative talent and intellectual property, as well as for audiences, advertisers and distribution of our content.
We compete with a variety of media, technology and entertainment companies with substantial resources to produce, acquire and distribute content around the world, including broadcast and cable networks, streaming services, film and television studios, production companies, independent producers and syndicators, television stations and television station groups. We compete with other content creators for creative talent, including producers, directors, actors and writers, as well as for rights to new content ideas and intellectual property and the acquisition of popular programming.
We compete for audiences for our content with releases from other film studios, television producers and streaming services, as well as with other forms of entertainment and consumer spending outlets. We compete for audiences and advertising revenues primarily with other television networks; streaming services; social media; websites, apps and other online experiences; radio programming; and print media. Our businesses also face competition from many other entertainment options, including video games, sports and other live entertainment, travel and outdoor recreation.
We compete for distribution of our content. Our TV Media and Direct-to-Consumer businesses compete for distribution of our program services and streaming services (and receipt of related fees) with other television networks, programmers and streaming services. We also compete with other broadcast networks to secure affiliations with independently-owned television stations to ensure the effective distribution of network programming in the U.S. We compete with studios and other producers of entertainment content for distribution on third-party platforms.
For additional information regarding competition, see “Item 1A. Risk Factors — Risks Relating to Our Business and Industry.”
Regulation
Our businesses are subject to and affected by laws and regulations of U.S. federal, state and local governmental authorities, as well as laws and regulations of countries other than the U.S. and pan-national bodies such as the European Union (the “E.U.”). The laws and regulations affecting our businesses are constantly subject to change, as are the protections those laws and regulations afford us. The discussion below describes certain, but not all, laws and regulations affecting our businesses. See “Item 1A. Risk Factors — Risks Relating to Legal and Regulatory Matters — Failures to comply with or changes in U.S. or foreign laws or regulations could have an adverse effect on our business, financial condition or results of operations.”
FCC and Similar Regulation
The FCC regulates broadcast television, some aspects of cable network programming, and certain programming delivered by internet protocol in the U.S., pursuant to U.S. federal law, including the Communications Act. Violation of FCC rules can result in substantial monetary fines, the imposition of reporting obligations, limited renewals of broadcast station licenses and, in egregious cases, denial of license renewal or revocation of a license. Our international free-to-air networks are subject to the local rules and regulations of foreign regulators, including the Australian Communications and Media Authority (ACMA) in Australia; the Office of Communications (Ofcom) in the U.K.; Ente Nacional de Comunicaciones (ENACOM) in Argentina; and Consejo Nacional de Televisión (CNTV) in Chile.
License Renewals and Transfers
Each of our owned television stations in the U.S. must be licensed by the FCC. Television broadcast licenses are typically granted for eight-year terms, and we must obtain renewals as they expire to continue operating our stations. The Communications Act requires the FCC to renew a broadcast license if the FCC finds that (1) the station has served the public interest, convenience and necessity; (2) with respect to the station, there have been no serious violations by the licensee of either the Communications Act or FCC rules; and (3) there have been no other violations by the licensee of the Communications Act or FCC rules that, taken together, constitute a pattern of abuse. A station remains authorized to operate while its license renewal application is pending. In addition, the Communications Act requires prior FCC approval for the assignment of a license or transfer of control of an FCC licensee. For example, because consummation of the Transactions will result in a transfer of control of the television stations that we own and operate, applications are currently pending before the FCC seeking approval for that transfer of control.
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
Television National Audience Reach Limitation
Under the national television ownership rule, one party may not own, or have an attributable interest under the FCC’s rules in, television stations that reach more than 39% of all U.S. television households. For purposes of this rule, an ultra high frequency (UHF) station is afforded a “discount” and is therefore attributed with reaching only 50% of the television households in its market.
Foreign Ownership
The Communications Act generally restricts foreign individuals or entities from collectively owning more than 25% of our voting power or equity. FCC approval is required to exceed the 25% threshold. The FCC has approved foreign ownership levels of up to 100% in certain instances, following its review and approval of specific, named foreign individuals.
Cable and Satellite Carriage of Television Broadcast Stations
The Communications Act and FCC rules govern the retransmission of broadcast television stations by cable system operators, direct broadcast satellite operators, and other MVPDs in the U.S. Pursuant to these regulations, we have elected to negotiate with MVPDs for the right to carry our broadcast television stations via retransmission consent agreements. The Communications Act and FCC rules require that broadcasters and some categories of MVPDs negotiate in good faith for retransmission consent. Some MVPDs and other third parties have sought changes to federal law that would eliminate or otherwise limit the ability of broadcasters to obtain fair compensation for the grant of retransmission consent.

Program Regulation
The FCC also regulates the content of broadcast, cable network, and other video programming. The FCC prohibits broadcasters from airing obscene material at any time and indecent or profane material between 6:00 a.m. and 10:00 p.m. The FCC also monitors compliance with requirements that apply to broadcasters and cable networks relating to political advertising, identification of program sponsors, and the use and integrity of the Emergency Alert System. In addition, FCC rules require the closed captioning of almost all broadcast and/or cable programming, as well as certain programming in the U.S. delivered by internet protocol. Broadcast television stations in certain markets that are affiliated with one of the four major U.S. broadcast networks must also provide a certain amount of programming every quarter that includes audio-narrated description of a program’s key visual elements that make the program accessible to blind and low-vision viewers.
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
Broadcast Transmission Standard
FCC rules permit television broadcasters to voluntarily broadcast using the “Next Generation” broadcast television transmission standard developed by the Advanced Television Systems Committee, Inc., also called “ATSC 3.0.” Full-service television stations using the standard are subject to certain requirements, including the obligation to continue broadcasting a generally identical program stream in the current ATSC 1.0 broadcast standard. The ATSC 3.0 standard can be used to offer better picture quality and improved mobile broadcast viewing. Consumers may be required to obtain new television sets or other equipment capable of receiving ATSC 3.0 broadcasts. We are participating in ATSC 3.0 partnerships with other broadcasters and may enter into additional partnerships in the future.
Global Data Protection Laws and Privacy Laws
We are subject to a number of data protection and privacy laws in many of the jurisdictions in which we operate, including laws in a number of different U.S. states, the U.K. and the E.U. These laws impact, or may impact, the way we collect, use, process, transfer, store and secure personal data. We are also subject to laws and regulations in many jurisdictions specifically intended to protect the interests of children, including the privacy of minors online. See “Item 1A. Risk Factors — Risks Relating to Legal and Regulatory Matters — We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and data protection.”
Intellectual Property
We are fundamentally a content company, and the trademark, copyright, patent and other intellectual property laws that protect our brands, content and related intellectual property are extremely important to us. It is our practice to protect our brands, content and related intellectual property. Notwithstanding these efforts and the many legal protections that exist to combat piracy, the infringement of our intellectual property rights presents a significant challenge to our industry. See “Item 1A. Risk Factors — Risks Relating to Intellectual Property — Infringement of our content reduces revenue received from the distribution of our programming, films, interactive games and other entertainment content.”

Our Executive Officers
Our executive officers as of the date hereof are as follows:

Name	Age	Position
George Cheeks	60	Co-Chief Executive Officer, Paramount Global and President and Chief Executive Officer, CBS
Naveen Chopra	51	Executive Vice President, Chief Financial Officer
Caryn K. Groce	52	Executive Vice President, Acting General Counsel and Secretary
Doretha (DeDe) Lea	60	Executive Vice President, Global Public Policy and Government Relations
Christopher D. McCarthy	49	Co-Chief Executive Officer, Paramount Global and President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks
Nancy Phillips	57	Executive Vice President, Chief People Officer
Brian Robbins	61	Co-Chief Executive Officer, Paramount Global and President and Chief Executive Officer, Paramount Pictures and Nickelodeon
George Cheeks has been our Co-Chief Executive Officer since May 2024 and has also been the President and Chief Executive Officer of CBS since joining Paramount in March 2020. Prior to joining Paramount, Mr. Cheeks served in senior executive positions at NBCUniversal from 2012 to 2020, including as Co-Chairman of NBC Entertainment and, most recently, Vice Chairman, NBCUniversal Content Studios. From 1998 to 2012, Mr. Cheeks held various senior executive positions across Viacom.
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
Caryn K. Groce has been our Executive Vice President, Acting General Counsel and Secretary since June 2024. Prior to that, she had served as Executive Vice President, Deputy General Counsel and Assistant Secretary since the December 2019 merger between CBS and Viacom. Prior to the merger, she held various positions in the legal department of Viacom beginning in 2010, including Senior Vice President, General Counsel of Viacom International Media Networks. Prior to joining Viacom, Ms. Groce served as Senior Corporate Transactions Counsel at NBCUniversal, and was a corporate associate at Cravath, Swaine & Moore LLP and Hogan Lovells.
Doretha (DeDe) Lea has been our Executive Vice President, Global Public Policy and Government Relations since the December 2019 merger between CBS and Viacom. Prior to the merger, she served as Executive Vice President, Global Government Affairs of Viacom beginning in 2013, having previously served as Executive Vice President, Government Relations of Viacom beginning in 2005. Ms. Lea served in various government relations positions at the Company beginning in 1997, with the exception of 2004 to 2005, when she served as Vice President of Government Affairs at Belo Corp. Prior to joining the Company in 1997, she was Senior Vice President of Government Relations at the National Association of Broadcasters.
Christopher D. McCarthy has been our Co-Chief Executive Officer since May 2024 and has also been President and Chief Executive Officer of Showtime/MTV Entertainment Studios and Paramount Media Networks since 2022. He previously served as President of Entertainment and Youth Brands for Domestic Media Networks and President and Chief Executive Officer of MTV Entertainment Group since the December 2019 merger between CBS and Viacom. Prior to the merger, Mr. McCarthy served in senior executive positions across the Company and Viacom, including as President of MTV, VH1, CMT and Logo, since joining as a freelancer in 2004.

Nancy Phillips has been our Executive Vice President, Chief People Officer since the December 2019 merger between CBS and Viacom. Prior to joining Paramount, she served as Executive Vice President and Chief Human Resources Officer of Nielsen Holdings PLC beginning in 2017, having served as Executive Vice President and Chief Human Resources Officer of Broadcom Corporation from 2014 to 2016. From 2010 to 2014, Ms. Phillips was Senior Vice President, Human Resources for the Imaging and Printing Group at Hewlett-Packard Company, and previously served as Senior Vice President, Human Resources, Enterprise Services. From 2008 to 2010, Ms. Phillips served as Executive Vice President and Chief Human Resources Officer at Fifth Third Bancorp. Prior to that, Ms. Phillips spent 11 years at General Electric Company, holding various human resources positions. Ms. Phillips practiced law from 1993 to 1997.
Brian Robbins has been our Co-Chief Executive Officer since May 2024 and has also been President and Chief Executive Officer of Paramount Pictures since September 2021, and President and Chief Executive Officer of Nickelodeon since July 2021. He previously served as President, Kids & Family Entertainment since the December 2019 merger between CBS and Viacom. Prior to the merger, he served as Viacom’s President of Nickelodeon. Mr. Robbins began his career as a producer of television, film, and digital media and is the founder and former Chief Executive Officer of Awesomeness.
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
We announce material financial information through SEC filings, press releases, public conference calls and webcasts on our website at paramount.com (under Investors). We may use any of these channels as well as social media and blogs to communicate with investors about our Company. It is possible information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our Company to review the information we post on the social media channels and blogs listed on our investor relations website.

Item 1A.	Risk Factors.
A wide range of risks may affect our business, financial condition or results of operations, now and in the future. We consider the risks described below to be the most significant. There may be other currently unknown or unpredictable factors that could have adverse effects on our business, financial condition or results of operations.
Risk Factors Summary
Risks Relating to Our Business and Industry
•The success of our streaming business.
•The impact of a variety of external factors on our advertising revenues.
•Our ability to compete in a highly competitive and dynamic industry and business.
•Anticipating and adapting to shifting content consumption patterns, evolving technologies and distribution models.
•Uncertainties relating to investments in new businesses, products, services and technologies, and the evolution of our business strategy.
•The loss of affiliation and distribution agreements, renewal of these agreements on less favorable terms or adverse interpretations thereof.
•Damage to our reputation or brands.
•Losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content.
•Liabilities related to discontinued operations and former businesses.
•Increasing scrutiny of, and evolving expectations for, sustainability initiatives.
Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection
•Disruptions or attacks on our or our service providers’ networks, information systems and other technologies, resulting in the disclosure of business or personal information, business disruptions, damage to our brands and reputation, and legal exposure and financial losses.
Risks Relating to Intellectual Property
•Our ability to maintain and monetize our intellectual property rights.
Risks Relating to Macroeconomic and Political Conditions
•Economic and political conditions in the U.S. and around the world.
Risks Relating to Legal and Regulatory Matters
•Compliance with U.S. and foreign laws or regulations, including privacy and data protection.
Risks Relating to Human Capital
•The inability to hire or retain key employees or secure creative talent.
•Disruptions to our business caused by labor disputes.
Risks Relating to the Transactions
•Challenges combining the Company’s and Skydance’s businesses and realizing expected benefits.
•Dilution to the earnings per share of New Paramount may negatively affect the market price of the New Paramount Class B Common Stock.

•The market price for shares of New Paramount Class B Common Stock may be affected by factors different from those that have affected the market price for shares of our Common Stock.
•Because the stock consideration exchange ratios are fixed and will not be adjusted for stock price changes, our stockholders cannot be sure of the value of the stock consideration they will receive.
•Holders of our Class B Common Stock may not receive all merger consideration in the form they elect.
•Our existing stockholders will have a reduced ownership and economic interest in New Paramount.
•The PIPE Transaction is subject to certain cutbacks in the event that stock elections exceed specified thresholds.
•The Transactions may be prevented or delayed or the anticipated benefits of the Transactions could be reduced if we do not obtain certain regulatory approvals.
•The Transactions are subject to a number of conditions to Closing.
•Significant transaction and merger-related transition costs in connection with the Transactions.
•Business uncertainties and contractual restrictions while the Transactions are pending.
•Under the terms of the Transaction Agreement, the go-shop period has expired and we are no longer permitted to pursue alternatives to the Transactions.
•Tax consequences of the Transactions may adversely affect holders of our Common Stock.
•A new 1% U.S. federal excise tax could be imposed on us or New Paramount in connection with redemptions by us or New Paramount of our respective shares.
•Our executive officers, directors and affiliates may have interests in the Transactions that are different from, or in addition to, the rights of our stockholders.
•Failure to complete the Transactions could negatively impact our businesses or financial results and the stock price of our Common Stock.
•Lawsuits filed in connection with the Transactions could result in substantial costs and/or delay or prevent the completion of the Transactions.
•We may waive one or more of the conditions to Closing without re-obtaining stockholder approval.
•Uncertainty regarding the Transactions may create difficulties retaining, motivating and recruiting executives and other key employees before and following the completion of the Transactions.
•The Transactions may trigger change in control or other provisions in certain agreements, which may allow third parties to terminate or alter existing contracts or relationships.
•Our stockholders will not be entitled to appraisal rights in connection with the Transactions.
•Changes and uncertainties with respect to taxes in the jurisdictions in which New Paramount will operate may have an adverse effect on New Paramount’s business.
Risks Relating to Ownership of our Common Stock
•Volatility in the prices of our Common Stock.
•NAI is in a position to control actions that require stockholder approval.
•Sales of NAI’s shares of our Common Stock could adversely affect the stock prices.
Risks Relating to Our Business and Industry
If our streaming business is unsuccessful, our business, financial condition or results of operations could be adversely affected.
Streaming is intensely competitive and cash intensive and there can be no assurance our streaming business will be profitable or otherwise successful. Our ability to continue to attract, engage and retain streaming subscribers and active users (together, “users”), as well as generate corresponding subscription and advertising revenues, depends on a number of factors, including our ability to consistently provide appealing and differentiated content that resonates globally, offer a quality experience for selecting and viewing that content, execute a windowing strategy that maximizes service appeal and the value of our content, successfully market our content and services, and make effective choices globally regarding whether we distribute our content and services directly through our owned-and-operated services or through third parties, including through hard bundles, MVPD bundles and channel distributors. Our success will require significant investments to produce original content and acquire the rights to third-party content, including sports, as well as the establishment and maintenance of key content and distribution partnerships. If we are unable to manage costs or maintain such partnerships, we may fail to meet our profitability goals.
In addition to attracting new users, we must also meaningfully engage existing users with content to minimize “churn” and maximize our advertising and subscription revenues. If consumers do not consider our streaming services to be of value compared to competing services, including because we fail to introduce compelling new content and features, do not maintain competitive pricing, terminate or modify promotional or trial period offerings, change the mix of content in a manner that is unfavorably received, or offer an inferior consumer viewing experience, we may not be able to attract, engage and retain users, and our business, financial condition or results of operations could be adversely affected. If subscribers who receive access to our streaming services through third-party bundles, including through MVPDs, cancel or discontinue their subscriptions, including as a result of selecting an alternative bundle that does not include our services or canceling or discontinuing such bundled service, our business may be adversely affected. The advertising revenues we generate from our advertising-supported streaming offerings may also be affected by fluctuations in user engagement. If we are unable to attract, engage and retain users and offset the losses of users who cancel or discontinue to engage with our streaming services, our business, financial condition or results of operations could be adversely affected.
Our advertising revenues have been and may continue to be adversely impacted by several factors, including changes in consumer behavior and advertising market conditions.
We generate substantial revenues from the sale of advertising, and a decline in advertising revenues has had, and could continue to have, an adverse effect on our business, financial condition or results of operations.
The evolution of consumer preferences toward streaming and other digital services, and the increasing number of entertainment choices available to consumers, have intensified audience fragmentation and reduced viewership through traditional linear distribution models, which has caused and may continue to cause ratings and viewership declines for our television networks. This evolution has also given rise to new ways of purchasing advertising, as well as a general shift in total advertising expenditures toward streaming and digital, some of which may not be as beneficial to us as traditional advertising models. In addition, an increase in the number of advertising-supported streaming offerings has intensified, and may continue to intensify, competition for viewers and advertising. There can be no assurance we can successfully navigate the evolving streaming and digital advertising market or that the advertising revenues we generate in that market will replace the declines in advertising revenues generated from our traditional linear business.
Our advertising business is sensitive to general macroeconomic conditions as well as the economic prospects and spending priorities of specific advertisers or industries. Our ability to generate advertising revenue is also dependent on demand for our content, the viewers in our targeted demographics, advertising rates, targeting capabilities, results observed by advertisers, the perceived effectiveness of our advertising offerings and alternative advertising options. Natural and other disasters, pandemics, acts of terrorism, political uncertainty or hostilities could also lead to a reduction in domestic and international advertising expenditures as a result of disrupted programming and services and economic uncertainty.
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

Advertising sales are also largely dependent on audience measurement and could be negatively affected if measurement methodologies do not accurately reflect viewership levels. In addition, if advertising buyers require the use of specific television measurement solutions, our inability to reach or maintain agreements with the providers of such television measurement solutions may negatively impact our advertising revenues. The industry is currently transitioning to a multiplatform measurement environment in an effort to more completely measure viewership and advertising across linear, streaming and digital, but has not yet established a consistent methodology for such measurement. Currently, the primary measurement technique used in our television advertising sales does not fully measure viewership across streaming and digital platforms. We measure and monetize across our streaming services using census-based advertising-server data establishing the number of impressions served, combined with third-party data providing demographic composition estimates. Multiplatform campaign verification is still not measured by any one consistently applied method. While we expect innovation and standards around multiplatform measurement to benefit us as the advertising market continues to evolve, we are nevertheless partially dependent on third parties to deliver those solutions.
Our ability to generate advertising revenues can also be impacted, and in certain circumstances has already been impacted, by an increasing number of global laws and regulations that limit our ability to deliver to, target or measure audiences. See “— Risks Relating to Legal and Regulatory Matters — We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and data protection.”
We operate in highly competitive and dynamic industries and our business, financial condition or results of operations could be adversely affected if we do not compete effectively.
We face substantial and increasing competition to attract creative talent, to produce and acquire the rights to high-quality content, to acquire, engage and retain audiences and users, and to distribute our content and services on a variety of third-party platforms. Competition for talent, content, audiences, subscribers, service providers, advertising, production infrastructure and distribution is intense and comes from other television networks and stations, streaming services (including those that provide pirated content), social media, content studios and independent content producers and distributors, consumer products companies and other entertainment outlets and platforms, as well as from “second screen” applications. We also compete with additional entrants into the market for the production of original content.
Our competitors include companies with interests in multiple media and entertainment businesses that are often vertically integrated, as well as companies in adjacent sectors with significant financial, marketing and other resources, greater efficiencies of scale, fewer regulatory burdens and more competitive pricing. Our competitors may also consolidate or enter into business combinations or alliances that strengthen their competitive position. We also rely on third-party platforms with which we compete to make our content available to our users, and if these third parties are unwilling to continue to distribute our content or distribute it on terms favorable to us, our business, financial condition or results of operations could be adversely affected.
These increased competitive pressures have resulted in, and may continue to result in, increased costs, including with respect to talent and intellectual property rights. We invest significant resources to produce, market and distribute original content. We also acquire content and ancillary rights and pay related rights fees (including for sports and music rights), license fees, royalties and/or contingent compensation. If these competitive pressures continue to increase, we may not be able to produce or acquire content in a cost-effective manner. We may be outbid by our competitors for the rights to new, popular content or in connection with the renewals of popular rights we currently hold.
This competition could result in a decrease in audiences and users, lower ratings and advertising revenues, lower affiliate and other revenues, and increased content costs and promotional and other expenses, which can negatively affect our ability to generate revenues and profitability. There can be no assurance we will be able to compete successfully in the future against existing or new competitors, or that competition in the marketplace will not have an adverse effect on our business, financial condition or results of operations.

The unpredictable and constantly shifting nature of consumer behavior, as well as evolving technologies and distribution models, have affected, and could continue to adversely affect, our business, financial condition or results of operations.
Our success depends on our ability to anticipate and adapt to shifting content consumption patterns, evolving technologies and distribution models.
Our ability to maintain attractive brands and to create, distribute and/or license popular content are key to our success and ability to generate revenues. The revenues we generate primarily depend on our ability to consistently anticipate and satisfy consumer tastes and expectations in the U.S. and internationally. Consumer tastes and behavior change frequently, and it is a challenge to anticipate what will be successful at any point in time. The popularity of our original content and the content we acquire from third parties is affected by our ability to target key audiences; the quality and attractiveness of competing content; and the availability and popularity of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, all of which can be unpredictable. Declines in the popularity of the content we distribute, including sports for which we have acquired rights, could have an adverse effect on our business, financial condition or results of operations.
Evolving technologies, such as artificial intelligence, and distribution models and the size of the entertainment and content market affect the demand for our content, how our content is generated, distributed and consumed, the sources and nature of competing content offerings and the options available to advertisers for reaching target audiences, all of which can affect how we generate and maintain predictable revenues and profitability. These developments have impacted certain traditional distribution models, including ones we have historically relied upon, as demonstrated by industrywide declines in broadcast and cable ratings, declines in cable subscribers, the development of alternative distribution platforms for broadcast and cable content and reduced theatergoing. Declines in linear viewership are expected to continue and may accelerate, which could adversely affect our advertising and affiliate revenues.
These shifts in consumer behavior may also be exacerbated by disruptions to our operations caused by events outside of our control, including prolonged disruptions to our ability to create content caused by global events outside our control such as health outbreaks or pandemics similar to COVID-19 or industry-wide strikes similar to what we experienced in 2023 with the Writers Guild of America (“WGA”) and the Screen Actors Guild-American Federation of Television and Radio Artists (“SAG-AFTRA”) strikes.
To respond to these developments, we regularly consider, and from time to time adopt or develop, new technologies and changes to our business models and strategies to remain competitive, such as our increased investment in streaming. There can be no assurance we will successfully anticipate or respond to these developments, that we will not experience disruption as we respond to such developments, or that the new technologies or business models we develop will be as successful or as profitable as historical or existing ones.
Decisions to make investments in new businesses, products, services and technologies, and the evolution of our business strategy, could have an adverse effect on our business, financial condition or results of operations.
To effectively respond to market and consumer changes, we have made, and expect to continue to make, changes to our business strategy that are subject to execution risk, and there can be no assurance they will produce anticipated benefits. As part of the evolution of our business strategy, we have invested in or otherwise implemented, and expect to continue to invest in or implement, new businesses, products, services, technologies and other strategic initiatives, including through mergers such as the Transactions, acquisitions, strategic partnerships and investments, as well as through restructurings, cost savings and other transformation initiatives, including workforce reductions. For example, we have implemented, and are continuing to explore, certain updates to our international business strategy, including an increased focus on broad-based content, alternatives to how we deliver or package our streaming offerings and our approach to licensing. These changes may involve significant risks and uncertainties, including: difficulty integrating acquired businesses; failure to realize anticipated benefits; unanticipated expenses and liabilities; potential disruption to our business and operations;

diversion of management’s attention; difficulty managing operations; the loss or inability to retain key employees and creative talent; unanticipated challenges to or loss of our relationship with new or existing users, audiences, advertisers, suppliers, distributors and licensors; legal and regulatory limitations; insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with new investments; and failure to successfully develop an acquired business or technology. Many of these factors are outside of our control, and because new investments are inherently risky, and the anticipated benefits or value of these investments may not materialize, there can be no assurance such investments and other strategic initiatives will not adversely affect our business, financial condition or results of operations.
The loss of affiliation and distribution agreements, renewal of these agreements on less favorable terms or adverse interpretations thereof could have an adverse effect on our business, financial condition or results of operations.
A significant portion of our revenues are attributable to agreements with a limited number of distributors. There can be no assurance these agreements will be renewed in the future, or renewed on favorable terms, including terms related to pricing, programming tiers and the types of the rights we grant distributors. The loss of existing packaging, positioning, pricing or other opportunities and the loss of carriage or the failure to renew, or any delay in renewing, our agreements with any distributor, or renew them on favorable terms, could lead to service blackouts, reduce the distribution of our content, decreasing the potential audience for our content and negatively affecting our growth prospects, revenues from both affiliate fees and advertising and our reputation with viewers. The CBS Network provides affiliated television stations regularly scheduled programming in return for the insertion of network commercials during that programming and the payment of reverse compensation. The loss of such station affiliation agreements, which would reduce the reach of our programming and therefore our appeal to advertisers, as well as the renewal of these affiliation agreements on less favorable terms, could adversely affect our results of operations.
Consolidation among and vertical integration of distributors in the cable and broadcast network businesses has provided more leverage to these distributors and could adversely affect our ability to maintain or obtain distribution for our network programming or distribution and/or marketing of our subscription services on favorable or commercially reasonable terms, or at all. Also, consolidation among television station group owners could increase their negotiating leverage. Competitive pressures faced by MVPDs, particularly in light of evolving consumer consumption patterns and new distribution models, could adversely affect the terms of our renewals with MVPDs. In addition, MVPDs continue to develop alternative offerings, and to the extent these offerings do not include our content and become widely accepted in lieu of traditional offerings, we could experience a decline in affiliate revenues.
Our revenues are also dependent on the compliance of major distributors with the terms of our affiliation or distribution agreements. As these agreements have grown in complexity, the number of disputes regarding their interpretation and even their validity has grown, resulting in greater uncertainty and, from time to time, litigation with respect to our rights and obligations. Some of our distribution agreements contain “most favored nation” (“MFN”) clauses, which provide that if we enter into an agreement with a distributor and such agreement includes terms that are more favorable than those held by a distributor holding an MFN right, we must offer some of those terms to the distributor holding the MFN right. Disagreements with a distributor on the interpretation or validity of an agreement could adversely impact our affiliate and advertising revenues, as well as our relationship with that distributor.
Damage to our reputation or brands could adversely affect our business, financial condition or results of operations.
Our reputation and globally recognized brands are critical to our success. Our reputation depends on a number of factors, including the quality of our content, services and other offerings, the level of trust we maintain with our consumers and our ability to successfully innovate. Because our brands engage consumers across our businesses, damage to our reputation or brands in one business may have an impact on our others and, because some of our brands are recognized around the world, brand damage may not be locally contained. Our reputation and brands may be damaged by significant negative claims or publicity regarding Paramount or its business decisions, operations, practices, content, products, social responsibility and culture, management, employees, business partners and individuals associated with the content we create and/or license, even if such claims are untrue, as well as by our inability to adequately prepare for or respond to such negative claims or publicity. Additionally, social media continues to impede our ability to meaningfully investigate, respond to and address negative publicity, including actual or perceived incidents, in light of the speed with which such publicity is disseminated. Damage to our reputation or brands could impact our sales, number of viewers, users and other customers, business opportunities, profitability, retention, recruiting and the trading prices of our Common Stock.
Losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content could have an adverse effect on our business, financial condition or results of operations.
Certain events and circumstances can result in a decline in the values of our reporting units, intangible assets or content, which could result in additional noncash impairment charges. In the second quarter of 2024, we performed an interim goodwill impairment test for each of our reporting units, as a result of recent indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Transactions and the NAI Transaction. These tests indicated that a goodwill impairment charge was required for our Cable Networks reporting unit, and that three of our other reporting units had fair values that exceeded their respective carrying values by less than 10%. Deterioration of market conditions, increases in interest rates and/or unfavorable impacts to the projections used in our impairment tests (including from further declines in the linear advertising and affiliate markets, an increased shift by advertisers to competing advertising platforms, changes in consumer behavior, a decrease in audience acceptance of our content and platforms, and delays or difficulties in achieving our profitability goals for our streaming services), could result in a further downward revision in the estimated fair value of our reporting units and/or intangible assets, including our FCC licenses, which could result in a noncash impairment charge. In addition, in 2024 and 2023 we recorded programming charges totaling $1.12 billion and $2.37 billion, respectively, as a result of major strategic changes in our content strategy that led to the removal of significant levels of content from our platforms, the abandonment of development projects and the termination of certain programming agreements. Future strategic changes could result in further programming charges. Any such impairment charge for goodwill, intangible assets and/or programming could have a material adverse effect on our reported net earnings.
Our liabilities related to discontinued operations and former businesses could adversely affect our business, financial condition or results of operations.
We have both recognized and potential liabilities and costs related to discontinued operations and former businesses, certain of which are unrelated to our existing business, including leases, guarantees, environmental liabilities, liabilities related to the pensions and medical expenses of retirees, asbestos liabilities, contractual disputes and other pending and threatened litigation. There can be no assurance our accruals for these matters are sufficient to cover these liabilities, individually or in the aggregate, if and/or when they become due. Therefore, there can be no assurance these liabilities will not have an adverse effect on our business, financial condition or results of operations.
Increasing scrutiny of, and evolving expectations for, sustainability initiatives could increase costs, harm our reputation or otherwise adversely impact our business, financial condition or results of operations.
A number of new domestic and international laws and regulations relating to sustainability matters, including human capital management and cybersecurity, have been adopted and many more are under consideration. In California, the Climate Corporate Data Accountability Act will require the disclosure of Scope 1, 2 and 3 greenhouse gas emissions, and the Climate-Related Financial Risk Act will require biennial climate risk management reports prepared in accordance with the recommendations of the Task Force on Climate-related Financial Disclosures. The E.U.’s Corporate Sustainability Reporting Directive (“CSRD”) as entered into force on January 5, 2023, mandates disclosure on a broad array of sustainability topics, including greenhouse gas emissions and additional matters in our upstream and downstream operations, requiring reporting from a “double materiality” perspective, rather than under a traditional scope of financial materiality. These increased disclosure obligations have required, and may continue to require, us to implement new practices and reporting processes and have created, and may continue to create, additional compliance risk. They may also result in increased costs relating to tracking, reporting and compliance. Globally, regulators may also enact new and varied sustainability-related laws and regulations. Our failure to comply with any applicable laws or regulations could lead to penalties and adversely impact our reputation, consumer attraction and retention, access to capital and employee retention, which could have an adverse effect on our business, financial condition or results of operations. At the same time, there has been an increase in proposed or enacted “anti-ESG” or “anti-DEI” legislation, regulation, policies, enforcement priorities, directives, initiatives and legal opinions. Conflicting regulations and requirements, and a lack of harmonization of legal and regulatory environments across the jurisdictions in which we operate, may create enhanced compliance risks and costs.
We also have faced, and may continue to face, increasing scrutiny from our consumers, advertisers, distributors, suppliers, licensors, creative talent, employees and other stakeholders relating to the appropriate role of sustainability-related programs, practices, targets and disclosures. While we have engaged, and may continue to engage, in various voluntary sustainability-related initiatives, such initiatives may be costly and may not have the desired effect. We may determine that continued participation in such initiatives is not practicable or advisable. In addition, we may not ultimately be able to achieve the voluntary goals we set out, and/or we may determine that further pursuit of those goals in light of changing circumstances is impracticable or inadvisable. Our expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established, singular approach to identifying, measuring and reporting on many sustainability-related matters. The goals or initiatives we do undertake may not align with the expectations of our stakeholders, which often vary significantly, and may not align with future stakeholder expectations, reporting frameworks, regulatory requirements, or best practices. The actions we may take, or the statements we may make, based on expectations or assumptions we believe reasonable at the time, may subsequently be determined to be ineffectual or subject to misinterpretation. As a result, our business, brand or reputation may be negatively impacted and subject to additional investor or regulatory scrutiny. Furthermore, some market participants, including major institutional investors and providers of debt and equity financing, may also consider our performance in these areas and the ratings of third-party benchmarks or scores (which we have limited ability to influence) in their decisions involving our Company, which could impact our cost of capital and adversely affect our business, financial condition or results of operations. These opposing views may also be adopted by our investors.
Risks Relating to Business Continuity, Cybersecurity and Privacy and Data Protection
Disruptions or failures of, or attacks on, our or our service providers’ networks, information systems and other technologies could result in the disclosure of business or personal information, disruption of our businesses, damage to our brands and reputation, and legal exposure and financial losses.
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
Shutdowns, disruptions and attacks on our or our Providers’ Systems pose increasing risks to our business and may be caused by third-party hacking; dissemination of computer viruses, worms, malware, ransomware and other destructive or disruptive software; denial-of-service attacks and other bad acts; human error; and power outages, natural disasters, extreme weather, terrorist attacks or other similar events. Shutdowns, disruptions and attacks could have an adverse impact on us, our business partners, advertisers and other Providers, employees, consumers of our content, including degradation or disruption of service, loss of data or intellectual property, and damage to equipment and data. Steps we or our Providers take to enhance, improve or upgrade Systems may not be sufficient to avoid shutdowns, disruptions and attacks. In addition, the rapid global advancement of artificial intelligence and machine learning technologies (“AI Technologies”) may also heighten our risks by making cyberattacks more difficult to detect, contain, and mitigate. Significant events could result in a disruption of our operations and reduction of our revenues, the loss of or damage to intellectual property, the loss of or damage to the integrity of data used by management to make decisions and operate our businesses, viewer or advertiser dissatisfaction or a loss of viewers or advertisers, and damage to our reputation or brands. In addition, our recovery and business continuity plans may prove inadequate to address any such disruption, failure or cybersecurity attack.
We are subject to risks caused by the misappropriation, misuse, falsification or intentional or accidental release or loss of business or personal data or content maintained in our or our Providers’ Systems, including proprietary and personal information of third parties, employees and users of our online, mobile and app offerings, business information, including intellectual property, or other confidential information. Outside parties may attempt to penetrate our or our Providers’ Systems, or fraudulently induce or impersonate employees, business partners or users of our online, mobile and app offerings to disclose sensitive or confidential information, to gain access to our proprietary data or the data of our users, employees or contractors, our content or other intellectual property. The number and sophistication of attempted and successful phishing, information security breaches or disruptive ransomware or denial-of-service attacks have increased significantly in recent years, and because of our prominence or the prominence of our content, we and/or our Providers may be a particularly attractive target for such attacks. Because the techniques used to obtain unauthorized access to, or disable, degrade or sabotage, networks and Systems change frequently, we or our Providers may be unable to anticipate these techniques, implement adequate security measures or remediate flaws or detect intrusion on a timely or effective basis. We also rely on proprietary and third-party technologies to optimize operations across certain areas of our business. The use of these technologies may lead to unintentional disclosure of sensitive, confidential, proprietary or personal information of ours and of our employees or customers. Such technologies may be subject to manipulation or prone to error from data or manipulation outside our direct control.
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
Risks Relating to Intellectual Property
Infringement of our content reduces revenue received from the distribution of our programming, films, interactive games and other entertainment content.
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
Copyright infringement is made easier by the wide availability of higher bandwidth and reduced storage costs, as well as tools that undermine encryption and other security features and enable infringers to disguise their identities online. We and our production and distribution partners operate various technology systems in connection with the production and distribution of our programming and films, and intentional or unintentional acts could result in unauthorized access to our content. The continuing proliferation of digital formats and technologies heightens this risk. Internet-connected televisions, set-top boxes and mobile devices are ubiquitous, and many can support illegal retransmission platforms, illicit video-on-demand or streaming services and preloaded hardware, providing more accessible, versatile and legitimate-looking environments for consuming unlicensed film and television content. Unauthorized access to our content could result in the premature release of films, television programs or other content as well as a reduction in demand for authorized content, which would likely have adverse effects on the value of the affected content and our ability to monetize it. The legal landscape continues to evolve with respect to the development and increased prevalence of certain new technologies, including AI Technologies. As a consequence, we face uncertainty with respect to our ability to protect our intellectual property from unauthorized use, misappropriation, and infringement utilizing such technologies, and an increased risk of being subjected to claims brought by third-party rights owners with respect thereto.
Copyright infringement reduces the revenue we are able to generate from the legitimate sale and distribution of our content, undermines lawful distribution channels, reduces the public’s and some affiliate partners’ perceived value of our content and inhibits our ability to recoup or profit from the costs incurred to create such content. We are actively engaged in enforcement and other activities to protect our intellectual property, and it is likely we will continue to expend resources in connection with these initiatives. Efforts to prevent the unauthorized reproduction, distribution and exhibition of our content may affect our profitability and may not be successful in preventing harm to our business.
Risks Relating to Macroeconomic and Political Conditions
Economic and political conditions in the U.S. and around the world could have an adverse effect on our business, financial condition or results of operations.
Our businesses operate and have audiences, customers and partners worldwide. Accordingly, the economic conditions in the U.S. and around the world affect a number of aspects of our businesses. The global financial markets have experienced significant recent volatility, marked by declining economic growth, diminished liquidity and availability of credit, declines in consumer confidence, significant concerns about increasing and persistently high inflation and uncertainty about economic stability. The global financial markets have also been adversely affected by current geopolitical events. There can be no assurance further deterioration in credit and financial markets and confidence in economic conditions will not occur. Volatility and weakness in the capital markets, the tightening of credit markets or additional decreases in our debt ratings could adversely affect our ability to obtain cost-effective financing. Increasing inflation in the U.S. over the past several years has raised our costs for labor and services and other costs required to operate our businesses.
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
Our business can also be impacted by political conditions in the U.S, including in connection with changes in government leadership and corresponding shifts in political policies and priorities at the federal, state and local level. We are also exposed to political risks inherent in conducting a global business such as retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with trade negotiations and the potential imposition of tariffs; issues related to the presence of corruption in certain markets and enforcement of anticorruption laws and regulations; increased risk of political instability in some markets as well as conflict and sanctions preventing us from accessing those markets; escalating trade, immigration and nuclear disputes; wars, acts of terrorism or other hostilities; and other political, economic or other uncertainties.
These economic and political risks could create instability in any of the markets where our businesses generate revenues, which could result in a reduction of revenue or loss of investment that adversely affects our business, financial condition or results of operations.
Risks Relating to Legal and Regulatory Matters
Failures to comply with or changes in U.S. or foreign laws or regulations could have an adverse effect on our business, financial condition or results of operations.
We are subject to a variety of laws and regulations in the U.S. and in the foreign jurisdictions in which we or our partners operate, including laws and regulations relating to intellectual property, advertising and content regulation, consumer law, privacy, data protection, cybersecurity, anticorruption, repatriation of profits, tax regimes, quotas, tariffs or other trade barriers, currency exchange controls, operating license and permit requirements, restrictions on foreign ownership or investment, anticompetitive conduct, export and market access restrictions.
The broadcast and cable industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies. For example, we are required to obtain licenses from the FCC to operate our television stations and periodically renew them, and it cannot be assured that the FCC will approve our future renewal applications or that the renewals will be for full terms or will not include conditions or qualifications. The nonrenewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have an adverse effect on our business, financial condition or results of operations. We must also comply with various FCC limits on the ownership of our television stations, which could restrict our ability to consummate future transactions and in certain circumstances could require us to divest some television stations, and on the operation of both our television stations and the CBS Network in the U.S. In addition, there has been consideration from time to time as to whether virtual MVPDs should be considered MVPDs as defined and regulated by the FCC.
Our businesses could be adversely affected by new laws and regulations, changes in existing laws, changes in the interpretation or enforcement of existing laws by courts and regulators and the threat that additional laws or regulations may be forthcoming, as well as our ability to enforce our legal rights. Laws and regulations governing new technologies, including AI Technologies, remain unsettled and are an area of increasing regulatory focus, and legal and regulatory developments in this area could also impact our business. For example, the E.U. has introduced a new regulation applicable to certain AI Technologies and the data used to train, test and deploy them (the “E.U. AI Act”). The E.U. AI Act entered into force in August 2024, and its requirements will become effective on a staggered basis, beginning February 2, 2025. The E.U. AI Act will impose material requirements on both the providers and deployers of AI Technologies, with infringement punishable by sanctions of up to 7% of annual worldwide turnover or €35 million (whichever is higher) for the most serious breaches. In parallel, the E.U. has proposed a new artificial intelligence liability directive that may facilitate certain claims for damages in respect of AI Technologies. Changes in the legal or regulatory landscape could require us to change or limit certain of our business practices, which could impact our ability to generate revenues. We could also incur substantial costs to comply with new and existing laws and regulations, or face substantial fines and penalties or other liabilities, or be subjected to increased scrutiny from regulators and stakeholders, if we fail to comply with such laws and regulations.
We are subject to complex, often inconsistent and potentially costly laws, regulations, industry standards and contractual obligations relating to privacy and data protection.
We are subject to laws, regulations, industry standards and contractual obligations in the U.S. and in other countries relating to privacy and the collection, use, process, transfer, storage and security of personal data.

In the E.U., for example, we are subject to the European Union General Data Protection Regulation (“E.U. GDPR”) and in the U.K., to the U.K. General Data Protection Regulation and Data Protection Act 2018 (“U.K. GDPR,” and together with E.U. GDPR, “GDPR”), which mandate data protection compliance obligations and authorizes significant fines for noncompliance, requiring extensive compliance resources and efforts on our part. Further, several other jurisdictions where we do business have enacted, amended or are considering new data protection regulations that may impact our business activities. In the U.S., numerous states have passed comprehensive data privacy laws. These laws mandate a host of obligations for businesses regarding how they handle personal information and provide new and expansive rights to the residents of these states. As an example, beginning in 2023, California began to offer privacy rights in the employment and business-to-business context similar to the requirements of the GDPR. In addition, these laws may be modified, or there may be changes in how these laws are interpreted, and new laws may be enacted in the future, which could increase our costs of regulatory compliance or require us to change our business practices. For example, on October 23, 2024, the U.K. government introduced the draft Data (Use and Access) Bill, which proposes various amendments to the current U.K. data protection regime, including to bring the maximum fine threshold for infringement of certain requirements relating to direct marketing and the use of cookies (currently £500,000) in line with the U.K. GDPR threshold (i.e., the higher of £17.5 million or 4% of annual global turnover), and the introduction of new data sharing frameworks. Other data privacy laws, such as health data privacy laws, may also have an impact on our business, especially with regard to some of our digital advertising offerings to advertisers in the health and wellness industries.
We are also subject to laws and regulations in the U.S. and in other jurisdictions around the world that are intended specifically to protect the interests of children and the online safety and privacy of minors, such as, in the U.S., the federal Children’s Online Privacy Protection Act and various evolving and newly enacted state laws, including comprehensive privacy laws and laws specifically directed to the protection of children online. Further, in the E.U. and the U.K., we are subject to the GDPR, as well as codes of conduct and rules relating to the design of digital products and services likely to be accessed by children, including the U.K.’s Age Appropriate Design Code and other guidance documents issued in France, Ireland, the Netherlands, Spain, Sweden and other jurisdictions. As a result, we have been required to limit some functionality on digital properties and may be limited relative to our abilities to leverage new media with respect to children’s programming or services. Such regulations also restrict the types of advertising we are able to sell on these digital properties and how we perform measurement for advertising purposes and impose strict liability on us for certain of our actions, as well as certain actions of our advertisers and other third parties, which could affect advertising demand and pricing.
Although we strive to comply with privacy and data protection laws, regulations, industry standards and contractual obligations, these requirements are continuously evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another and may conflict with one another or other legal obligations with which we must comply, which raises both costs of compliance and likelihood that we will fail to satisfy all of our legal requirements. Any actual or perceived noncompliance could result in regulatory investigations and enforcement, investigation and remediation costs, significant monetary fines, breaches of contractual obligations, private litigation or harm to our reputation and market position.
Risks Relating to Human Capital
The inability to hire or retain key employees or secure creative talent could adversely affect our business, financial condition or results of operations.
Our business depends on the continued efforts, abilities and expertise of our executives and other employees and the creative talent with whom we work. We compete for executives in highly specialized and evolving industries and our ability to attract, retain and engage such individuals may be impacted by our reputation; workplace culture; restructurings, cost savings and other transformation initiatives, including workforce reductions; the training, development, compensation and benefits we provide; our commitment to effectively managing executive succession; and our efforts with respect to inclusion and sustainability matters. We also employ or contract with entertainment personalities with loyal audiences and produce films and other content with highly regarded directors, producers, writers, actors and other creative talent in highly competitive markets. These individuals are important to attracting viewers and to the success of our content, and our ability to attract and retain them may also be impacted by our reputation, culture, inclusion and sustainability efforts. There can be no assurance these individuals will remain with us or will retain their current appeal, or that the costs associated with retaining them or new talent will be reasonable. If we fail to retain or attract new key employees or creative talent, our business, financial condition or results of operations could be adversely affected.
Labor disputes could disrupt our operations and adversely affect our business, financial condition or results of operations.
We and our business partners engage the services of writers, directors, actors, musicians and other creative talent, production crew members, trade employees, professional athletes and others who are subject to collective bargaining agreements. Any labor dispute may disrupt our operations and cause production delays, which could increase our costs and have an adverse effect on our businesses, financial condition or results of operations. In 2023, for example, the WGA and SAG-AFTRA commenced industry-wide strikes following the expiration of their collective bargaining agreements with the Alliance of Motion Picture and Television Producers, which negotiates with the guilds on behalf of certain content producers. These strikes resulted in months-long shutdowns in television and film production, and while new three-year agreements were ultimately reached with the WGA and SAG-AFTRA (expiring in May and June 2026, respectively), upcoming and ongoing negotiations with other unions could lead to further work stoppages. In addition, the U.S. has in recent years experienced a surge in labor activity, including unionization and strikes. There can be no assurance we will be able to renew our collective bargaining agreements on favorable terms as they expire or without work stoppages.
Risks Relating to the Transactions
Combining the Company’s and Skydance’s businesses may be more difficult, time-consuming or costly than expected and the actual benefits of combining the Company’s and Skydance’s businesses may be less than expected, either or both of which may adversely affect New Paramount’s future results.
The success of the Transactions will depend, to a large extent, on New Paramount’s ability to integrate the Company’s and Skydance’s businesses in a manner that facilitates growth opportunities and achieves certain cost savings, operating synergies and revenue growth trends identified by each company without adversely affecting current revenues or investments in future growth. Such anticipated benefits may not be achieved if the Company’s and Skydance’s businesses are not successfully combined. Although the Company and Skydance expect that the Transactions will result in synergies and other benefits, even if New Paramount is able to integrate the two companies successfully, the anticipated benefits of the Transactions may not be realized fully or at all or may take longer to realize than expected.
The combination of two independent businesses is complex, costly and time-consuming and may divert significant management attention and resources towards integration planning at the expense of the Company’s and Skydance’s ordinary course business practices and operations. This process also may disrupt the Company’s and Skydance’s businesses. Paramount and Skydance have operated as independent businesses and will continue to operate as such until the completion of the Transactions. Upon completion of the Transactions, the management of New Paramount may face significant challenges in integrating the technologies, organizations, systems, procedures, policies and operations, as well as addressing the different business cultures at the Company and Skydance, managing the increased scale and scope of the combined business, identifying and eliminating duplicative programs, and retaining key personnel. Failure to meet the challenges involved in combining the businesses and to realize the anticipated benefits of the Transactions could adversely affect the business, financial condition or results of operations of New Paramount. The combination of the Company’s and Skydance’s businesses may also result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of customer and other business relationships or strategic partnerships. The difficulties of combining the operations of the Company and Skydance may include, among others:

•the diversion of management attention to integration matters and/or litigation matters brought against the companies;
•difficulties in integrating operations and systems, including intellectual property and communications systems, administrative and information technology infrastructure and financial reporting and internal control systems;
•challenges in conforming business cultures, standards, controls, procedures and accounting and other policies between the two companies;
•difficulties in integrating employees and compensation structures, and attracting and retaining key personnel, including talent;
•challenges in retaining existing, and obtaining new customers, viewers, suppliers, distributors, licensors, lessors, employees, business associates and others, including material content providers, writers, producers, directors, actors and other talent, and advertisers;
•difficulties in achieving anticipated cost savings, synergies, business opportunities, financing plans and growth prospects from the combination;
•difficulties in managing the expanded operations of a larger and more complex company;
•challenges in continuing to develop valuable and widely-accepted content and technologies;
•contingent liabilities that are larger than expected; and
•potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Transactions.
Many of these factors are outside of the control of the Company and Skydance and/or will be outside the control of New Paramount, and any one of them could result in lower revenues, higher costs and diversion of management time and energy, which could materially and adversely impact the business, financial condition or results of operations of New Paramount. In addition, even if the operations of the businesses of the Company and Skydance are integrated successfully, the full benefits of the Transactions may not be realized, including, among others, the anticipated synergies, cost savings or growth opportunities. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of the Company and Skydance. All of these factors could cause dilution to the earnings per share of New Paramount, decrease or delay the projected benefits of the Transactions, and negatively impact the price of the New Paramount Class B Common Stock following the Transactions. As a result, no assurances can be provided that the combination of the Company and Skydance will result in the realization of the full benefits expected from the Transactions within the anticipated time frames or at all.
The Transactions may not be accretive and may cause dilution to the earnings per share of New Paramount, which may negatively affect the market price of the New Paramount Class B Common Stock.
The issuance of shares of New Paramount Class B Common Stock as part of the Transactions could have the effect of depressing the market price of the New Paramount Class B Common Stock. In addition, we (or New Paramount after the Transactions) could encounter other transaction-related costs or effects, such as the failure to realize all of the benefits anticipated in the Transactions which could cause dilution to New Paramount’s earnings per share or decrease or delay the expected accretive effect of the Transactions and cause a decrease in the market price of the New Paramount Class B Common Stock. However, factors decreasing the market price of our Class A Common Stock and our Class B Common Stock may not cause the same or similar decreases in the market price of New Paramount Class B Common Stock. See “— The market price for shares of New Paramount Class B Common Stock following the completion of the Transactions may be affected by factors different from, or in addition to, those that have historically affected or currently affect the market price for shares of our Class A Common Stock and our Class B Common Stock.”
The market price for shares of New Paramount Class B Common Stock following the completion of the Transactions may be affected by factors different from, or in addition to, those that have historically affected or currently affect the market price for shares of our Class A Common Stock and our Class B Common Stock.
Upon completion of the Transactions, certain holders of our Class A Common Stock and holders of our Class B Common Stock will become holders of New Paramount Class B Common Stock. As a result of the Transactions, the business, financial condition and results of operations of New Paramount will be affected by factors that are different from those currently affecting our business, financial condition or results of operations. Accordingly, the market price and performance of New Paramount Class B Common Stock is likely to be different from the market price and performance of our Class A Common Stock and our Class B Common Stock in the absence of the Transactions. Factors that caused a fluctuation in the market price of our Class B Common Stock may not cause the same or similar fluctuations in the market price for shares of New Paramount Class B Common Stock following completion of the Transactions. In addition, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, New Paramount Class B Common Stock, regardless of New Paramount’s actual operating performance.
The stock consideration exchange ratios are fixed and will not be adjusted for stock price changes. Because the market prices of our Class A Common Stock and Class B Common Stock have fluctuated and will continue to fluctuate, our stockholders cannot be sure of the value of the stock consideration they will receive, and such value may be lower than the value of our Common Stock on an earlier date.
Upon completion of the merger of Pluto Merger Sub II, Inc., a Delaware corporation and a wholly-owned, direct subsidiary of New Paramount (“Paramount Merger Sub II”), with and into New Paramount, with New Paramount surviving the merger, subject to the terms and conditions of the Transaction Agreement (the “New Paramount Merger”), (a) each issued and outstanding share of New Paramount Class A Common Stock (other than (i) any New Paramount Class A Common Stock or New Paramount Class B Common Stock (collectively, the “New Paramount Shares”) that is held directly or indirectly by Skydance or any wholly-owned subsidiary of Skydance (collectively, the “New Paramount Merger Cancelled Shares”) and (ii) shares of New Paramount Class A Common Stock held by NAI, its wholly-owned subsidiaries and any permitted subsidiary transferee thereof (collectively, the “Specified NAI Stockholders”)) will be converted automatically into the right to receive, at the election of the holder of such share, the Class A Cash Consideration (i.e., an amount of cash, without interest, equal to $23.00) or the Class A Stock Consideration (i.e., 1.5333 shares of New Paramount Class B Common Stock), and (b) each issued and outstanding share of New Paramount Class B Common Stock (other than (i) any New Paramount Merger Cancelled Shares and (ii) shares of New Paramount Class B Common Stock held by a Specified Stockholder (as defined in the Transaction Agreement) or a PIPE Equity Investor) will be converted automatically into the right to receive, at the election of the holder of such share and subject to the proration mechanism described herein, the Class B Cash Consideration (i.e., an amount of cash, without interest, equal to $15.00) or the Class B Stock Consideration (i.e., one share of New Paramount Class B Common Stock).
The exchange ratios set forth above were negotiated based on prices prevailing at the time of entering into the Transaction Agreement; however, the market price of our Class A Common Stock and Class B Common Stock at the time of completion of the Transactions may vary significantly from the market price of our Class A Common Stock and Class B Common Stock on the date the Transaction Agreement was executed, the date of this Annual Report on Form 10-K and the date on which our stockholders make their election. Because the Class A Stock Consideration and the Class B Stock Consideration are payable in a fixed number of shares of New Paramount Class B Common Stock, the value of the Class A Stock Consideration and Class B Stock Consideration that our stockholders will receive upon completion of the Transactions may be higher or lower than the value of our Class A Common Stock and Class B Common Stock, respectively, on such earlier dates and the value of any such stock consideration received may be lower than the corresponding cash election amount. In addition, as discussed below, the cash consideration received by holders of our Class B Common Stock will be subject to proration.

Accordingly, our stockholders will not know or be able to calculate at the time they make their elections the market value of the Class A Stock Consideration or the Class B Stock Consideration they will receive upon completion of the Transactions.
In addition, because no trading market currently exists for the shares of New Paramount Class B Common Stock to be issued in connection with the Transactions, the market value of New Paramount Class B Common Stock is unknown. The market value of the New Paramount Class B Common Stock will in part depend on the market value of our Class B Common Stock immediately before the completion of the Transactions. While there is a trading market for our Common Stock, the market price of our Common Stock has fluctuated since the date of the announcement of the Transaction Agreement and will continue to fluctuate from the date of this Annual Report on Form 10-K until the date that the Transactions are completed, which could occur a considerable amount of time after the date of this Annual Report on Form 10-K and the date on which our stockholders make their election. The market value of our Class B Common Stock at the time of the consummation of the Transactions may vary significantly from its price on the date of the Transaction Agreement or the date of this Annual Report on Form 10-K and the date on which our stockholders make their election and may not be reflective of the market value of the New Paramount Class B Common Stock. Because the consideration described herein will not be adjusted to reflect any changes in the values of our Common Stock, the value of the merger consideration may be higher or lower than the value of our Common Stock on earlier dates. Therefore, until the consummation of the Transactions, the holders of our Common Stock will not know or be able to determine the value, on a fully diluted basis, of the New Paramount Class B Common Stock that they will receive pursuant to the Transaction Agreement. Our stockholders are urged to obtain then-current market quotations for our Common Stock when they make their elections.
Stock price changes may result from a variety of factors, including general business, market, industry and economic conditions, changes in our and Skydance’s respective businesses, results of operations and prospects, market assessments of the likelihood that the Transactions will be completed, the timing of the Transactions, regulatory considerations and other risk factors set forth or incorporated by reference in this Annual Report on Form 10-K. Many of these factors are beyond our and Skydance’s control.
Holders of our Class B Common Stock may not receive all merger consideration in the form they elect, and the form of merger consideration that they receive may have a lower value or different tax consequences than the form of merger consideration that they elect to receive.
Under the Transaction Agreement, the maximum amount of cash consideration that holders of our Class B Common Stock will be entitled to receive pursuant to the New Paramount Merger, is approximately $4.3 billion in the aggregate, and a maximum number of shares of our Class B Common Stock equal to 285,889,212 shares of New Paramount Class B Common Stock (the “Maximum Class B Cash Share Number”) will be entitled to receive the Class B Cash Consideration. The cash consideration payable to holders of our Class B Common Stock in the New Paramount Merger will be subject to proration in the event that the number of cash elections made by such stockholders in the aggregate exceeds this limit. Accordingly, some of the merger consideration a holder of our Class B Common Stock receives may differ from the type of merger consideration selected by such holder and such difference may be significant. This may result in, among other things, tax consequences that differ from those that would have resulted if such holder of our Class B Common Stock had received solely the form of merger consideration elected.
If one of our stockholders makes a stock election in respect of their Class A Common Stock or Class B Common Stock and the market value of our Class B Common Stock falls between the time of the election and the time the merger consideration is actually received, the value of such stock consideration received may be less than the value of the cash consideration that such stockholder would have received under a cash election. Conversely, if one of our stockholders makes a cash election and the market value of our Class B Common Stock rises between the time of the election and the time the cash consideration is actually received, the value of such cash consideration received may be less than the value of the stock consideration that such stockholder would have received under a stock election.

Our existing stockholders will have a reduced ownership and economic interest in New Paramount after the Transactions.
After the completion of the Transactions, our stockholders will own a smaller percentage of New Paramount than they currently own of Paramount. Following closing of the New Paramount Merger, the transfer of all of the issued and outstanding equity interests in certain blocker entities held by such blocker entities to New Paramount in exchange for an allocation of 316,666,667 shares of New Paramount Class B Common Stock and the Skydance Merger (as defined below) (the “Closing”), it is anticipated that the PIPE Equity Investors will receive approximately 17% to 38% of the outstanding shares of New Paramount Class B Common Stock as a result of the PIPE Transaction, the Specified NAI Stockholders will hold 100% of the outstanding shares of New Paramount Class A Common Stock and approximately 3% of the outstanding shares of New Paramount Class B Common Stock, the members of Skydance will receive approximately 27% to 30% of the outstanding shares of New Paramount Class B Common Stock as a result of the Merger of Sparrow Merger Sub, LLC, a California limited liability company and wholly-owned, direct subsidiary of New Paramount (the “Skydance Merger”), with and into Skydance, with Skydance surviving the merger and becoming a wholly-owned subsidiary of New Paramount, and other stockholders will hold approximately 29% to 53% of the outstanding shares of New Paramount Class B Common Stock, in each case, depending on the cash and stock elections described elsewhere herein. Consequently, our stockholders will have a reduced ownership and economic interest in New Paramount as a combined company compared to their ownership of Paramount prior to the combination. Similarly, a change in the concentration of the ownership of New Paramount Class B Common Stock as a result of the Transactions could result in a reduction to the public float and trading volume in the New Paramount Class B Common Stock, which could adversely affect the trading price of shares of New Paramount Class B Common Stock.
In addition, following the Closing, the amended and restated certificate of incorporation of New Paramount will provide holders of shares of New Paramount Class A Common Stock with the option to convert each such share into 1.5 shares of New Paramount Class B Common Stock. Any exercise of this conversion right following the Closing will result in further dilution to the holders of New Paramount Class B Common Stock at the time of conversion.
The PIPE Transaction is subject to certain cutbacks in the event that stock elections exceed specified thresholds.
Following the consummation of the Transactions, a minimum of $1.5 billion of cash proceeds from the PIPE Transaction (prior to giving effect to the subscription discount) will remain at New Paramount after the payment of cash consideration to holders of our Common Stock that make cash elections (the “primary gross proceeds”) as described herein; however, the primary gross proceeds may be greater than $1.5 billion to the extent holders of our Class A Common Stock elect stock consideration or holders of our Class B Common Stock make cash elections that do not, in the aggregate, exceed the Maximum Class B Cash Share Number. The Subscription Agreements (as defined in the Transaction Agreement) provide that the maximum additional primary gross proceeds in such situation will not be greater than $1.5 billion (or $3.0 billion in the aggregate), in each case prior to giving effect to the subscription discount, and thereafter the obligations of the subscribers to subscribe for New Paramount Class B Common Stock in the PIPE Transaction will be reduced on a pro rata basis. As a result, the aggregate amount of gross proceeds from the PIPE Transaction may decrease as a result of such cutback mechanisms.
We and Skydance must obtain certain regulatory approvals in order to complete the Transactions; if such approvals are not obtained or are obtained with conditions, the Transactions may be prevented or delayed or the anticipated benefits of the Transactions could be reduced.
The Closing is conditioned upon, among other things, the expiration or termination of the waiting period (and any extensions thereof) applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). Lawrence Ellison, the Sumner M. Redstone National Amusements Part B General Trust (also known as NA Part B General Trust) (the “General Trust”), and Skydance filed HSR Act

Notification and Report Forms on July 19, 2024 with respect to the Transactions that will bring entities controlled by the Ellison family into collective control of NAI and us while merging Skydance into us. The waiting period under the HSR Act expired on August 19, 2024.
Completion of the Transactions and of the NAI Transaction is also conditioned upon:
1.Clearance or approval by antitrust authorities in Australia, Austria, Brazil, Canada, the E.U., Germany, Saudi Arabia, South Africa, South Korea and Turkey. As of the date of this Annual Report on Form 10-K, all such clearances, approvals and/or expiration of applicable waiting periods by antitrust authorities have been received;
2.Clearance or approval by foreign investment authorities in Australia, Canada, Czech Republic, Germany, Italy, Romania, Spain and the U.K. As of the date of this Annual Report on Form 10-K, clearances by foreign investment authorities in Australia, Canada, Czech Republic, Germany, Italy, Romania and the U.K. have been received;
3.The closure of a preliminary review or adoption of a no objection decision by the European Commission under the Foreign Subsidies Regulation (Regulation EU 2022/2560). As of the date of this Annual Report on Form 10-K, confirmation of the closure of such preliminary review has been received; and
4.Clearance or approval by the FCC and regulatory authorities with jurisdiction over media and communications operations in Chile, and required filings with regulatory and governmental authorities with jurisdiction over media and communications operations in the U.K. Applications seeking approval by the FCC under the Communications Act for the transfer of control of Paramount’s television broadcast licenses that will occur as a result of the Transactions and the NAI Transaction have been submitted and are pending before the agency. Applications seeking approval under the Communications Act for transfer of control of the other FCC licenses and authorizations that will occur as a result of the Transactions and the NAI Transaction were submitted to the FCC shortly thereafter. In accordance with the FCC’s rules, such applications require disclosure of any individual entity that will hold a direct or indirect voting interest in New Paramount of 5% or greater following the Closing. Additionally, the Communications Act generally restricts foreign individuals or entities from collectively owning more than 25% of Paramount’s voting power or equity without approval from the FCC. As of the date of this Annual Report on Form 10-K, and as assessed consistent with methodologies prescribed in FCC rules, no foreign individual or entity holds a direct or indirect voting interest in Paramount of 5% or greater or is expected to hold a direct or indirect voting interest in New Paramount of 5% or greater upon the Closing. In addition, foreign ownership in New Paramount is expected to remain below 25% in the aggregate upon the Closing. Accordingly, the applications submitted to the FCC do not seek, and were not required to seek, approval from the FCC with respect to foreign ownership. The FCC’s review of the Transactions could impact the Closing of the Transactions, as further described in the immediately following paragraph. As of the date of this Annual Report on Form 10-K, clearance by regulatory authorities with jurisdiction over media and communications operations in Chile have been received, and the information required to be filed with the relevant U.K. authorities as of such date has been submitted.
At any time before or after the Transactions are completed, any of the United States Department of Justice, the Federal Trade Commission, U.S. state attorneys general, the FCC, the other regulatory authorities noted above or private parties could take action under applicable antitrust laws, foreign investment laws or media and communications laws in opposition to the Transactions by, among other things, (i) seeking to enjoin completion of the Transactions; (ii) seeking to condition completion of the Transactions upon the divestiture of assets of Paramount, Skydance or their respective subsidiaries; or (iii) seeking to impose restrictions on New Paramount’s post-transaction operations.
Any such requirements or restrictions sought by regulatory authorities could prevent or delay completion of the Transactions or negatively affect the results of operations and financial condition of New Paramount following completion of the Transactions or reduce the anticipated benefits of the Transactions, any of which could have an adverse effect on New Paramount’s business and cash flows, financial condition and results of operations.
No assurance can be given that the required regulatory approvals will be obtained or that the required conditions to the Closing will be satisfied or waived, and, even if all such approvals are obtained and all such conditions are satisfied or waived, no assurance can be given as to the terms, conditions and timing of such approvals. See “— Risks Relating to the Transactions — Failure to complete the Transactions could negatively impact our businesses or financial results and the stock price of our Common Stock.”
The Transactions are subject to a number of conditions to the Closing and, if these conditions are not satisfied, the Transaction Agreement may be terminated in accordance with its terms and the Transactions may not be completed. In addition, the parties have the right to terminate the Transaction Agreement under certain circumstances, in which case the Transactions would not be completed.
The Transactions are subject to a number of conditions and, if such conditions are not satisfied or waived (to the extent permitted by law), the Transactions will not be completed. These conditions include, among others: (i) the effectiveness of New Paramount’s registration statement on Form S-4 (which was declared effective by the SEC on February 13, 2025) and the absence of any stop order or other proceeding that suspends or otherwise threatens such effectiveness; (ii) the expiration of the waiting period under the HSR Act (which condition was satisfied on August 19, 2024); (iii) the clearance and obtainment of approvals under certain specified antitrust laws, foreign direct investment laws and communications laws (which are still in the process of being obtained as of the date of this Annual Report on Form 10-K); (iv) the absence of any order or legal requirement that enjoins, restrains or otherwise prohibits the consummation of the Transactions or that would impose a material adverse effect on New Paramount and its subsidiaries, taken as a whole after giving effect to the mergers pursuant to the Transaction Agreement (the “Mergers”); (v) the authorization for listing on Nasdaq of New Paramount Class B Common Stock; (vi) the lapse of at least 20 calendar days from the date of completion of the mailing of New Paramount’s information statement/prospectus to our stockholders; (vii) the consummation of each of the NAI Transaction and the PIPE Transaction immediately prior to or substantially concurrent with the Closing; (viii) the delivery by each of Skydance and Paramount to the other party of duly executed counterparts to each of the ancillary agreements required to be delivered at the Closing to which it is a party; (ix) customary conditions regarding the accuracy of the parties’ representations and warranties and material compliance by the parties with their respective obligations under the Transaction Agreement and (x) the receipt by Paramount of an opinion from its tax counsel that the Transactions, taken together, should qualify as an exchange described in Section 351 of the Internal Revenue Code of 1986 (the “Code”). The consummation of the Transactions is not subject to a financing condition.
These conditions to the Closing may not be fulfilled and, accordingly, the Transactions may not be completed on a timely basis, or at all. Additionally, the regulatory approvals may be significantly delayed by military conflict, including conflicts in Eastern Europe and the Middle East, such as Russia’s invasion of Ukraine, terrorism or other geopolitical events. In addition, if the Transactions are not completed by April 7, 2025 (subject to two automatic extensions of 90 days each in certain circumstances), we or Skydance may elect to terminate the Transaction Agreement. Moreover, we and Skydance can mutually decide to terminate the Transaction Agreement at any time prior to the Closing. In addition, each of us and Skydance may elect to terminate the Transaction Agreement in certain other circumstances. If the Transaction Agreement is terminated in certain circumstances, we would be required to pay Skydance the Termination Fee and may incur substantial additional fees, and we would not realize the anticipated benefits of the Transactions. There is no requirement for Skydance to pay us a break-up fee under any circumstance.
We have incurred, and along with New Paramount will incur, significant transaction and merger-related transition costs in connection with the Transactions.
We have incurred, and expect that we, along with New Paramount, will incur, significant costs in connection with the completion of the Transactions and the integration of the operations of Paramount and Skydance. We and/or New Paramount may incur additional costs to maintain employee morale and to retain key employees. We will also incur significant fees and expenses relating to regulatory filings, legal, accounting, financial advisory and consulting fees and other costs associated with the Transactions. Some of these costs are payable regardless of whether the Transactions are completed. In addition, we may be required to pay to Skydance the Termination Fee in the event of a termination of the Transaction Agreement for certain specified reasons. Additionally, such costs could adversely affect our business, financial condition or results of operations prior to the completion of the Transactions and limit or eliminate New Paramount’s ability to make any post-closing cash dividend.
We will be subject to business uncertainties and contractual restrictions under the Transaction Agreement while the Transactions are pending.
Uncertainty about the effect of the Transactions on employees, commercial partners, clients, customers, suppliers and vendors may have an adverse effect on our ongoing business operations and, consequently, have an adverse impact on the business operations of New Paramount. Parties with whom we have business relationships, including distributors, advertisers, talent and content providers, may be uncertain as to the future of such relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. These uncertainties may impair our ability to retain and motivate key personnel and could cause customers and others that deal with us to defer or decline entering into contracts with us or make other decisions concerning us. Certain of our media rights contracts, vendor or supplier contracts, leases and financing-related agreements contain change in control restrictions that may give rise to a right of termination or cancellation in connection with the Transactions. See “— Risks Relating to the Transactions — The Transactions may trigger change in control or other provisions in certain agreements, which may allow third parties to terminate or alter existing contracts or relationships with us.” In addition, if our key employees depart because of uncertainty about their future roles and the potential complexities of the Transactions, our business could be adversely affected. Furthermore, the Transaction Agreement contains restrictions on our ability to undertake certain actions or business opportunities outside the ordinary course of business prior to the completion of the Transactions without the consent of the other party, which may adversely affect each company’s ability to execute certain of its business strategies. As a result, we may be unable, during the pendency of the Transactions, without the consent of the other, to make certain acquisitions, capital expenditures and sales or divestitures of assets, to borrow money, to enter into certain new business arrangements or opportunities and to otherwise pursue these or other actions specified in the Transaction Agreement, even if such actions would prove beneficial to us on a standalone basis, or to New Paramount.
Under the terms of the Transaction Agreement, the go-shop period has expired and we are no longer permitted to pursue alternatives to the Transactions.
The Transaction Agreement contains provisions that restrict our ability to enter into alternative transactions. Under the Transaction Agreement, starting on the no-shop period start date, we became subject to “no-shop” provisions that prohibit us from, among other things, soliciting, initiating or knowingly facilitating or knowingly encouraging any proposal or offer that constitutes, or could reasonably be expected to constitute or lead to, any acquisition proposal from a third party. If such a proposal were made, we would not be able to engage in or participate in any discussions or negotiations with the party making the proposal and would have no ability to terminate the Transaction Agreement in favor of the proposal.
The restrictions imposed on us under the “no-shop” provisions in the Transaction Agreement may discourage a potential acquiror that might have had an interest in acquiring all or a significant part of Paramount from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share value than the currently proposed merger consideration.
If the Transaction Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate transactions with another party on terms comparable to, or better than, the terms of the Transaction Agreement. In addition, we may be required to pay to Skydance the Termination Fee if such business combination is agreed to or consummated within 12 months after such termination of the Transaction Agreement, subject to certain conditions.
There may be tax consequences of the Transactions that may adversely affect holders of our Common Stock if the Transactions fail to qualify as a tax-deferred exchange pursuant to Section 351 of the Code for U.S. federal income tax purposes.
The exchange of our Common Stock for New Paramount Common Stock pursuant to the Transactions generally is expected to qualify as a tax-deferred exchange pursuant to Section 351 of the Code for U.S. federal income tax purposes. If such an exchange fails to qualify as a transaction described in Section 351 of the Code, then a U.S. Holder (as that term is defined in the section entitled “Material United States Federal Income Tax Consequences” in New Paramount’s registration statement on Form S-4) would recognize gain in an amount equal to the excess (if any) of (i) the fair market value of the New Paramount Common Stock received over (ii) such U.S. Holder’s adjusted tax basis in its Common Stock. Any such gain would be capital gain and generally would be long-term capital gain if the U.S. Holder’s holding period for the Common Stock exceeded one year at the time of the Transactions.
A new 1% U.S. federal excise tax could be imposed on us or New Paramount in connection with redemptions by us or New Paramount of our respective shares.
The Inflation Reduction Act of 2022 imposes a 1% excise tax on the fair market value of stock repurchased by “covered corporations” beginning in 2023 (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. In general, publicly traded domestic corporations are “covered corporations.” Because each of us and New Paramount is a Delaware corporation and its securities are or will be traded on Nasdaq, we believe that we are, and New Paramount will be, a “covered corporation” for this purpose. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax.
Any redemption or other repurchase that we or New Paramount make of our respective shares may be subject to the Excise Tax. Whether and to what extent we or New Paramount would be subject to the Excise Tax with respect to any such redemption or other repurchase would depend on a number of factors, including the nature and amount of any “PIPE” or other equity issuances within the same taxable year of the redemption or repurchase.
Executive officers, directors and affiliates of Paramount may have interests in the Transactions that are different from, or in addition to, the rights of our stockholders.
Certain of our and Skydance’s executive officers, directors and affiliates may have interests in the Transactions that are different from, or in addition to, those of our stockholders. These interests include the potential continued employment of certain of our and Skydance’s executive officers by New Paramount, the potential payment of transaction awards in connection with the Closing and enhanced change in control severance benefits on certain qualifying terminations following the Closing, the potential appointment of certain of our and Skydance’s directors as directors of New Paramount and the rights of our and Skydance’s executive officers and directors to indemnification by New Paramount and the other surviving entities in the Mergers. These interests may also include the conversion of our outstanding equity awards into equity awards of New Paramount in the New Paramount Merger, following the Closing. In addition, the interests of our executive officers, directors and affiliates may not be the same as the interests of our other stockholders. For instance, the potential payment of transaction awards in connection with the Closing and enhanced change in control severance benefits on certain qualified terminations following the Closing may create incentives for our officers that are different from those of our other stockholders. Furthermore, the board of directors of New Paramount will consist of up to 13 members designated by Skydance prior to the Closing, including David Ellison.

Additionally, pursuant to the NAI Transaction, the NAI Equity Investors agreed to purchase, upon the terms and subject to the conditions set forth in the NAI Stock Purchase Agreement (as defined in the Transaction Agreement), all of the outstanding equity interests of NAI from the NAI Shareholders (as defined in the Transaction Agreement). As a beneficiary of the NAI Shareholders, Shari E. Redstone (“Ms. Redstone”) will receive a portion of the proceeds from the NAI Transaction. Ms. Redstone is the non-executive Chair of our Board of Directors. As of December 31, 2024, Ms. Redstone was the beneficial owner of 52,226 cash-settled Class A Common Stock phantom units, 61,920 cash-settled Class B Common Stock phantom units, and 617,409 shares of Class B Common Stock, which includes 177,326 vested, deferred Paramount RSU Awards. Ms. Redstone is a beneficiary of the NAI Shareholders, and, as of December 31, 2024, NAI beneficially owned, directly and through two wholly-owned subsidiaries, approximately 77.4% of our Class A Common Stock outstanding and approximately 9.5% of our Class A Common Stock and Class B Common Stock outstanding on a combined basis. NAI is controlled by the General Trust, which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust, and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Ms. Redstone is the Chairperson, CEO and President of NAI, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. Ms. Redstone also has a minority indirect beneficial interest in the Class A Common Stock and the Class B Common Stock owned by NAI (and its wholly-owned subsidiaries). Further, in connection with the NAI Transaction, (i) the NAI Shareholders, (ii) certain directors and officers of NAI, including Ms. Redstone in her capacity as Chairperson, CEO and President of NAI (such individuals, the “NAI D&O Indemnitees”) and (iii) NAI and NAI Entertainment Holdings LLC (“NAIEH”) entered into an indemnification and contribution agreement, which terminated and superseded certain existing indemnification arrangements among the parties thereto and provided the NAI Shareholders and the NAI D&O Indemnitees with certain indemnification rights relating to the Transactions and the NAI Transaction from NAI and NAIEH capped at a maximum of $200 million. Affiliates of the NAI Equity Investors have guaranteed the payment and performance of the foregoing indemnification obligations of NAI and NAIEH, subject to the limitations set forth in the indemnification and contribution agreement. The foregoing indemnification obligations of NAI and NAIEH continue for ten years following the date of execution of the indemnification and contribution agreement, subject to extension for active claims thereunder and automatic termination upon the occurrence of certain triggering events set forth in the indemnification and contribution agreement, including the termination of the NAI Stock Purchase Agreement. The indemnification arrangements that were in place prior to the signing of the NAI Stock Purchase Agreement and that were terminated and superseded by the indemnification and contribution agreement provided, among other things, for uncapped indemnification of the NAI D&O Indemnitees and the NAI Shareholders by NAI and NAIEH for losses incurred in connection with their status as the controller of NAI and, in the case of Ms. Redstone, Paramount, in any litigation relating to the Transactions or the NAI Transaction. Additionally, Ms. Redstone, the current non-executive Chair of our Board of Directors, is a beneficiary of the NAI Shareholders. As a beneficiary of the NAI Shareholders and an employee of NAI, Ms. Redstone has interests in the NAI Transaction, including the right to receive a portion of the proceeds from the NAI Transaction, and therefore Ms. Redstone’s interests in the NAI Transaction may not be the same as the interests of our other stockholders. The members of the special committee of our Board of Directors (the “Special Committee”) and our Board of Directors who recommended that Paramount stockholders entitled to vote adopt the Transaction Agreement and approve the Transactions were aware of and considered these interests to the extent such interests existed at the time, among other matters, during their respective deliberations on the merits of the Transactions, in negotiating, evaluating and approving the Transaction Agreement and the Transactions, and in making our Board of Director’s recommendation that the Paramount stockholders entitled to vote adopt the Transaction Agreement and approve the Transactions.
Failure to complete the Transactions could negatively impact our businesses or financial results and the stock price of our Common Stock.
If the Transactions are not completed, the ongoing business of Paramount may be adversely affected, and we will be subject to several risks or consequences, including, but not limited to, the following:

•we will be required to pay certain costs relating to the Transactions whether or not the Transactions are completed, such as significant fees and expenses relating to regulatory filings, legal, accounting, financial advisory, consulting or other advisory fees and expenses, employee-benefit related expenses and/or filing and printing fees;
•under the Transaction Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transactions, which may adversely affect our ability to execute certain of our business strategies;
•litigation related to the failure to complete the Transactions or related to any enforcement proceeding that may be commenced against us to perform our obligations pursuant to the Transaction Agreement;
•matters relating to the Transactions may require substantial commitments of time and resources by our management or the expenditure of significant funds in the form of fees and expenses, which could otherwise have been devoted to day-to-day operations or other opportunities that may have been beneficial to us; and
•we may be required, under certain circumstances, to pay Skydance the Termination Fee.
We may experience negative reactions from the financial markets and from our customers, commercial partners or employees in respect of the Transactions, including if the Transactions are not completed. We could also be subject to litigation related to a failure to complete the Transactions or to enforce our obligations under the Transaction Agreement. If the Transactions are not completed, we cannot assure our stockholders that the risks described above will not materialize and such risks may materially affect the business, financial results or prices of our Class A Common Stock and Class B Common Stock.
As of the date of this Annual Report on From 10-K, several lawsuits have been filed in connection with the Transactions and additional lawsuits may be filed in the future against us, Skydance, NAI, our and their respective affiliates and/or boards of directors and management and the Special Committee, challenging the Transactions. An adverse ruling in any such lawsuit could result in substantial costs and/or delay or prevent the completion of the Transactions.
In connection with the Transactions, on July 24, 2024, Scott Baker, a purported holder of Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the “Court”) against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted the parties’ stipulation in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following the resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until the resolution of any motions to dismiss any operative complaint following resolution of the Baker Leadership Motion. Throughout October 2024, various purported stockholders filed motions for intervention to oppose the Baker Leadership Motion. On December 31, 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint.
Further, on April 30, 2024, a purported holder of Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order that returned the 220 Action to the magistrate judge for further proceedings on the scope of production. Certain other purported holders of Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records. We have also received demand letters from purported holders of Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.
Additionally, on August 20, 2024, LiveVideo.AI Corp. filed a lawsuit in the Southern District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that defendants did not fairly consider its offer to purchase Paramount. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. As of the date of this Annual Report on Form 10-K, the defendants have not been served.
On December 30, 2024, a purported holder of Class B Common Stock and Class A Common Stock filed a complaint for the inspection of books and records under Section 220 of the DGCL (the “Section 220 Demand”) in the Court against us to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholder thus far pursuant to the Section 220 Demand are insufficient to determine whether our officers, Board of Directors, Special Committee, NAI or Skydance breached their fiduciary duties (or aided and abetted such breaches). The complaint seeks an order requiring us to produce the documents identified in the Section 220 Demand, among other relief. Trial is scheduled for April 2025.
On February 4, 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board Of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, which alleges breaches of fiduciary duties for their alleged failure to sufficiently consider an alternate offer that the plaintiffs claim is superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevents the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period begins. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount are not parties to the action. The NYCERS Action seeks, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the Court has reached a final resolution on the plaintiffs’ claims and an order compelling the Special Committee to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Class A Common Stock for $23.00 per share and Class B Common Stock for $19.00 per share. The Project Rise Partners offer was made after the go-shop period in the Transaction Agreement had ended. The complaint does not seek compensatory damages at this time. The plaintiffs filed a motion for expedited proceedings along with their complaint. On February 18, 2025, the plaintiffs moved to join Paramount and Skydance (and various other entities named in the Transaction Agreement) as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considers the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. The same day, Project Rise Partners moved the Court to grant it leave to file an affidavit under seal. Oral argument on the plaintiffs’ motion to expedite, motion for a temporary restraining order and motion for joinder, as well as Project Rise Partners’ motion for leave to file an affidavit, is scheduled for March 3, 2025.
We may waive one or more of the conditions to the Closing without re-obtaining stockholder approval.
We (upon the recommendation of the Special Committee) have the right to waive, in whole or in part, certain of the conditions to the Closing, to the extent permitted by applicable law. Any such waiver may not require re-

obtaining the approval of our stockholders (which has already been obtained via the written consent adopting and approving the Transaction Agreement), in which case we will have the ability to complete the Transactions without seeking additional stockholder approval. Additionally, if a new stockholder approval were to be required for any such waiver, the approval of NAI and its wholly-owned subsidiaries, NAI Entertainment Holdings LLC and SPV-NAIEH LLC (the “NAI Company Stockholders”) would be sufficient. Any determination as to whether to waive any condition to the Closing, whether stockholder approval would be re-obtained as a result of any such waiver will be made by us (upon the recommendation of the Special Committee) at the time of such waiver based on the facts and circumstances as they exist at that time, and any such waiver could have an adverse effect on New Paramount and our current stockholders.
We and, following completion of the Transactions, New Paramount must continue to retain, motivate and recruit executives and other key employees, which may be difficult in light of uncertainty regarding the Transactions and failure to do so could negatively affect us and New Paramount.
We must continue to retain, motivate and recruit executives and other key employees during the period prior to completion of the Transactions. Moreover, New Paramount must be successful at retaining and motivating key employees and service providers, including entertainers, performers and production talent, following the completion of the Transactions. New Paramount’s performance will be substantially dependent on the performance of members of its executive management, other key employees, and service providers, including entertainers, performers and production talent.
Experienced employees and talent in the industries in which we operate are in high demand, and competition for such employees and talent can be intense. Our employees may experience uncertainty about their future role with New Paramount until, or even after, strategies with regard to New Paramount as a combined company are announced or executed. The potential distractions of the Transactions may adversely affect the ability of us or, following completion of the Transactions, New Paramount to retain, motivate and recruit executives and other key employees and service providers, including entertainers, performers and production talent, and keep them focused on applicable strategies and goals. A failure by us or, following the completion of the Transactions, New Paramount to attract, retain and motivate executives, other key employees and service providers, including entertainers, performers and production talent, during the period prior to or after the completion of the Transactions, as applicable, could have a negative impact on the businesses of us and New Paramount.
Furthermore, if key employees or talent depart or are at risk of departing due to issues including the uncertainty and difficulty of integration, financial security or a desire not to become employees or talent of New Paramount, we and/or New Paramount may incur significant costs to retain such individuals or to identify, hire and retain replacements for departing employees and talent and may lose significant expertise and talent relating to the business of us and/or New Paramount, and New Paramount’s ability to realize the anticipated benefits of the Transactions may be adversely affected. The loss of any member of New Paramount’s senior management team could impair its ability to execute its business plan and growth strategy, have a negative impact on its revenues and the effective working relationships that its executive management have developed and cause employee morale problems and the loss of additional key employees, agents, managers and clients.
The Transactions may trigger change in control or other provisions in certain agreements, which may allow third parties to terminate or alter existing contracts or relationships with us.
We have contracts with customers, licensees, vendors, landlords, lenders, business partners and other third parties, which may require us to obtain consents from these other parties in connection with the Transactions. If these consents cannot be obtained, the counterparties to these contracts and other third parties with which we currently have relationships may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships with us in anticipation of the Transactions or with New Paramount following the Transactions. The pursuit of such rights may result in us or New Paramount suffering a loss of potential future revenue or incurring liabilities in connection with a breach of such agreements or losing rights that are material to their respective businesses.

Any such disruptions could adversely impact New Paramount’s ability to achieve the anticipated benefits of the Transactions. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Transactions or the termination of the Transaction Agreement.
Our stockholders will not be entitled to appraisal rights in connection with the Transactions.
Section 262 of the DGCL provides that stockholders have the right, in some circumstances, to dissent from certain corporate actions and to instead demand payment of the fair value of their shares. Stockholders do not have appraisal rights with respect to shares of any class or series of stock if such shares of stock, or depositary receipts in respect thereof, are either (a) listed on a national securities exchange or (b) held of record by more than 2,000 holders, unless the stockholders receive in exchange for their shares anything other than shares of stock of the surviving or resulting corporation (or depositary receipts in respect thereof), or of any other corporation that is publicly listed or held by more than 2,000 holders of record, cash in lieu of fractional shares or fractional depositary receipts described above or any combination of the foregoing.
Therefore, because the shares of our Common Stock are currently listed on Nasdaq, a national securities exchange, and the holders of our Common Stock (other than the Specified Stockholders (as defined in the Transaction Agreement), with respect to shares of Class B Common Stock, and the Specified NAI Stockholders, with respect to shares of Class A Common Stock) will be entitled to elect to receive, in connection with the Transactions, the entirety of their merger consideration in the form of shares of New Paramount Class B Common Stock (i.e., shares of which will also be listed on Nasdaq), holders of our Common Stock (other than the Specified Stockholders, with respect to shares of Class B Common Stock, and the Specified NAI Stockholders, with respect to shares of Class A Common Stock) will not have rights under the DGCL to dissent from, or demand payment for, their shares in connection with the Transactions. NAI, NAIEH and SPV-NAIEH LLC irrevocably waived all dissent rights under the DGCL pursuant to a voting agreement with the Company and Skydance (the “Voting Agreement”).
Changes and uncertainties with respect to taxes in the jurisdictions in which New Paramount will operate may have an adverse effect on New Paramount’s business, financial condition or results of operations.
New Paramount and its subsidiaries will conduct business globally and be subject to tax in multiple U.S. federal, state and local and non-U.S. jurisdictions. New Paramount’s tax position could be materially adversely affected by several factors, including: new or changing tax laws both domestically and internationally, including regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration by the international community (such as those related to the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting Project, the European Commission’s state aid investigations and other initiatives), the practices of tax authorities in jurisdictions in which New Paramount operates, and the resolution of issues arising from tax audits, examinations or assessments and any related interest or penalties. New Paramount is currently unable to predict whether such changes or events will occur and, if so, the ultimate impact on New Paramount’s business. To the extent that any such changes or events have a negative impact on New Paramount, including as a result of related uncertainty, New Paramount’s business, financial condition and results of operations may be adversely impacted.
Certain jurisdictions in which Paramount or its subsidiaries own real property may impose transfer taxes and/or reassess property values for property tax purposes upon certain transfers or deemed transfers of real property interests. The Transactions and/or the NAI Transaction, or other transactions undertaken by our direct or indirect equityholders in connection with or following such transactions, could be deemed to result in a transfer of real property directly or indirectly owned by Paramount for purposes of such rules. If any transfer taxes or increased annual property taxes were assessed on properties of Paramount or New Paramount or any of their respective subsidiaries, the amount of such taxes may be material and could adversely affect the business, financial condition and results of operations of New Paramount.

Risks Relating to Ownership of our Common Stock
We have experienced, and may continue to experience, volatility in the prices of our Common Stock.
We have experienced, and may continue to experience, volatility in the prices of our Common Stock. Various factors have impacted, and may continue to impact, the prices of our Common Stock, including variations in our operating results; changes in our estimates, guidance or business plans; variations between our actual results and expectations of securities analysts, and changes in recommendations by securities analysts; changes by any ratings agency to our outlook or credit ratings; market sentiment about our business, including the viability of our streaming business and views related to its profitability; the activities, operating results or stock price of our competitors or other industry participants in the industries in which we operate; changes in management; the announcement or completion of significant transactions by us or a competitor such as the Transactions; events affecting the stock market generally; and the broader macroeconomic and political environment in the U.S. and internationally, as well as other factors and risks described in this section. Some of these factors may adversely affect the prices of our Common Stock, regardless of our operating performance.
NAI, through its voting control of the Company, is in a position to control actions that require stockholder approval.
For so long as we have a controlling stockholder, our other stockholders, who may have different interests than our controlling stockholder, are unable to affect the outcome of corporate actions requiring stockholder approval.
NAI, through its direct and indirect ownership of our Class A Common Stock, has voting control of the Company. As of December 31, 2024, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.5% of our Common Stock. NAI is controlled by the General Trust, which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.
Accordingly, NAI is currently in a position to control the outcome of corporate actions that require, or may be accomplished by, stockholder approval, including amending our bylaws, the election or removal of directors and transactions involving a change in control. For example, our bylaws provide that:
•the affirmative vote of not less than a majority of the aggregate voting power of all outstanding shares of our capital stock then entitled to vote generally in an election of directors, voting together as a single class, is required for our stockholders to amend, alter, change, repeal or adopt any of our bylaws;
•any or all of our directors may be removed from office at any time prior to the expiration of his or her term of office, with or without cause, only by the affirmative vote of the holders of record of outstanding shares representing at least a majority of all the aggregate voting power of outstanding shares of our Common Stock then entitled to vote generally in the election of directors, voting together as a single class at a special meeting of our stockholders called expressly for that purpose; and
•in accordance with the DGCL, our stockholders may act by written consent without a meeting if such stockholders hold the number of shares representing not less than the minimum number of votes that would be necessary to authorize or take such actions at a meeting at which all shares entitled to vote thereon were present and voted.
In connection with the Transactions, the NAI Company Stockholders, which hold shares of our Class A Common Stock, executed and delivered to the Company a written consent approving and adopting the Transaction Agreement and, to the extent the consent of the Company’s stockholders is required therefor, the Transactions, and the delivery of the written consent constituted the necessary approval of the Company’s stockholders for the Transactions. The NAI Company Stockholders also are party to the Voting Agreement pursuant to which the NAI Company Stockholders have generally agreed to vote (or cause to be voted) all of the shares of our Class A Common Stock held by the NAI Company Stockholders in favor of certain matters set forth in the Voting Agreement relating to the Transactions.
If the pending acquisition of 100% of the equity interests of NAI by certain affiliates of existing investors of Skydance (the “Skydance Investor Group”) is consummated, such acquiring entities will collectively own and control 100% of NAI.
Sales of NAI’s shares of our Common Stock, some of which are pledged to lenders or otherwise encumbered, could adversely affect the stock prices.
According to information received from NAI, NAI has pledged to its lenders a portion of shares of our Class A Common Stock and our Class B Common Stock owned directly or indirectly by NAI. As of December 31, 2024, the aggregate number of shares pledged by NAI to its lenders or otherwise encumbered represented approximately 3.5% of the total outstanding shares of our Common Stock. Although the lenders (i) may not effect a transfer, sale or disposition of any such shares of our Class A Common Stock unless NAI and its affiliates beneficially own 50% or less of our Class A Common Stock then outstanding or such shares have first been converted into our Class B Common Stock and (ii) have agreed to forbear from foreclosing on the encumbered shares until the earlier of (A) the maturity date of the debt obligations and (B) the date on which the definitive transaction agreement with respect to the NAI Transaction is terminated in accordance with its terms, the lenders otherwise have the right to foreclose on the encumbered shares in the event of a default on NAI Entertainment Holdings LLC’s (a direct subsidiary of NAI) debt obligations. A sale of the pledged Common Stock could adversely affect the stock prices. In addition, a change in ownership of NAI, such as the pending acquisition of 100% of the equity interests of NAI by the Skydance Investor Group, or additional sales or pledges of shares of our Common Stock by NAI, could adversely affect the stock prices.

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
Our information security program is overseen by our Chief Technology Officer (“CTO”), in consultation with our Chief Privacy Officer as needed. We employ a layered defense-in-depth system, which includes the use of continually evolving technologies to assess and protect the security of our enterprise-wide applications and Systems, our intellectual property and proprietary and other information and the data and personal information of our customers, partners and employees; monitoring of our technology environment; performing regular security audits and vulnerability assessments; and regular cybersecurity and privacy training for our employees. We engage consultants and other third parties to conduct independent security assessments of our information security program and to provide us with information on new and developing threats and tactics. We have established processes to oversee and identify risks and cybersecurity threats associated with our third-party service providers.
Pursuant to our information security and privacy policies and corresponding training, our employees and third-party vendors are instructed to notify our information security team as soon as they become aware of a suspected cybersecurity incident. We have a cybersecurity incident response plan to manage our response to potential and actual cybersecurity incidents. The plan includes procedures to assess the potential impact of an incident on the Company. When an incident meets certain criteria, members of the information security team notify members of senior management as soon as reasonably practicable, including our CTO, Acting General Counsel and, under certain circumstances, the Audit Committee. All incidents are reviewed periodically with senior management.
Our Board of Directors has delegated to the Audit Committee the responsibility for reviewing our processes and policies with respect to risk assessment, risk management and risk acceptance, including our processes and policies with respect to information security and cybersecurity. The Audit Committee receives quarterly reports from the CTO and senior members of the information security team, which include information on cybersecurity incidents and related remediation efforts, the broader information security and cybersecurity threat landscape, the information security program’s strategic priorities and progress made in respect of those priorities. Our Chief Audit Executive reports to the Audit Committee with respect to our key risks, including information security and cybersecurity risks, which are monitored pursuant to our SRM program.
Our CTO leads our global technology strategy and multiplatform operations and has over 15 years of experience working in technology positions at large media companies. The senior members of our information security team have extensive experience in technology and information security.
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
•We lease approximately 150,000 square feet of office, studio and production space for the operations of KCAL-TV, KCBS-TV and the CBS News Bureau at the Radford Studio Lot in Studio City, California (formerly known as the CBS Studio Center), under a lease expiring in 2031.
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

Since the second quarter of 2023, we have declared a quarterly cash dividend of $.05 per share on our Class A and Class B Common Stock. We currently expect to continue to pay regular cash dividends to our common stockholders.

On April 1, 2024, each outstanding share of our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

At December 31, 2024, the remaining authorization on our share repurchase program was $2.36 billion. Since the program was announced in November 2010, our Board of Directors has authorized, and we have announced a total of $17.9 billion for the repurchase of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). During the fourth quarter of 2024, we did not purchase any shares of our common stock.

As of February 21, 2025, there were 1,709 record holders of our Class A Common Stock and 23,466 record holders of our Class B Common Stock.

Performance Graph
The following graph compares the cumulative total stockholder return of our Class A and Class B Common Stock with the cumulative total return on the companies listed in the Standard & Poor’s 500 Stock Index (“S&P 500”) and the Standard & Poor’s 500 Media and Entertainment Industry Group Index (“S&P 500 Media and Entertainment Index”).

The performance graph assumes $100 invested on December 31, 2019 in each of our Class A and Class B Common Stock, the S&P 500, and the S&P 500 Media and Entertainment Index, including reinvestment of dividends, through the calendar year ended December 31, 2024.

Total Cumulative Stockholder Return
For Five-Year Period Ended December 31, 2024

$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
2019
2020
2021
2022
2023
2024
Class A Common Stock
Class B Common Stock
S&P 500
S&P 500 Media & Entertainment Index

December 31,	2019	2020	2021	2022	2023	2024
Class A Common Stock	$100	$87	$79	$48	$49	$56
Class B Common Stock	$100	$92	$77	$45	$40	$29
S&P 500	$100	$118	$152	$125	$158	$197
S&P 500 Media & Entertainment Index	$100	$131	$166	$93	$154	$217

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition. (Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Global should be read in conjunction with our consolidated financial statements and related notes. References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.

Skydance Transactions—On July 7, 2024, Paramount entered into a transaction agreement (the “Transaction Agreement”) with Skydance Media, LLC (“Skydance”) and other parties pursuant to which Paramount and Skydance will become subsidiaries of a new holding company, currently referred to as New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “NAI Equity Investors”), including entities controlled by members of the Ellison Family, and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of the Company, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”). In addition, the NAI Equity Investors and certain other affiliates of investors of Skydance will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of Class B Common Stock of New Paramount (“New Paramount Class B Common Stock”), subject to ratable reduction, for a purchase price of $15.00 per share, and the NAI Equity Investors will also receive warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. Up to $4.5 billion of the proceeds from this investment will be used to fund the cash-stock election discussed below and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

The Transactions will also include: (1) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock, and (2) a cash-stock election pursuant to which (a) shares of our Class A Common Stock held by stockholders other than NAI will be converted, at the stockholders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and (b) shares of our Class B Common Stock held by stockholders other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance referred to above will be converted, at the stockholders’ election, into the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock. The shares that are settled in cash will cease to exist after the completion of the Transactions.

The Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, we will be required to pay Skydance a termination fee in the amount of $400 million.

We have certain contracts that may require us to obtain consents from other parties in connection with the Transactions. If these consents cannot be obtained, the counterparties to these contracts (and, as a result, other third parties with which we have contractual agreements) may have the right to terminate, reduce the scope of or otherwise alter their relationships with New Paramount following the Transactions. Accordingly, the failure to obtain such consents could have a material adverse effect on our business, financial condition and results of operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Leadership Changes—On April 29, 2024, the Board of Directors of the Company established an Office of the Chief Executive Officer (“CEO”), consisting of the following three senior company executives who were appointed as co-CEOs: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. On April 30, 2024, Robert M. Bakish stepped down as the Company’s President and Chief Executive Officer and resigned from the Board of Directors. Mr. Bakish remained employed with the Company as a Senior Advisor until October 31, 2024 to help ensure a seamless transition of his duties.
Significant components of management’s discussion and analysis of results of operations and financial condition include:
•Overview—Summary of our business and operational highlights.
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the years ended December 31, 2024 and 2023, including a comparison of 2024 to 2023.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the years ended December 31, 2024 and 2023, including comparisons of 2024 to 2023.
•Liquidity and Capital Resources—Discussions of our cash flows, including sources and uses of cash, for the years ended December 31, 2024 and 2023, and of our outstanding debt, commitments and contingencies as of December 31, 2024.
•Critical Accounting Estimates—Detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a material impact on our financial statements.
•Legal Matters—Discussion of legal matters to which we are involved.
•Market Risk—Discussion of how we manage exposure to market and interest rate risks.
An analysis of our results for the year ended December 31, 2022, including comparisons of 2023 to 2022 and a discussion of our cash flows for the year ended December 31, 2022, is included in “Item 7 - Management's Discussion and Analysis of Financial Condition and Result of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Overview
Operational Highlights 2024 vs. 2023

Consolidated results of operations			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
GAAP:
Revenues	$29,213	$29,652	$(439)	(1)%
Operating income (loss)	$(5,269)	$(451)	$(4,818)	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$(6,204)	$(1,284)	$(4,920)	n/m
Diluted EPS from continuing operations	$(9.36)	$(2.06)	$(7.30)	n/m

Non-GAAP: (a)
Adjusted OIBDA	$3,118	$2,390	$728	30%
Adjusted net earnings from continuing operations attributable to Paramount	$1,041	$400	$641	160%
Adjusted diluted EPS from continuing operations	$1.54	$.52	$1.02	196%
n/m - not meaningful
(a) Certain items identified as affecting comparability are excluded in non-GAAP results. See “Reconciliation of Non-GAAP Measures” for details of these items and reconciliations of non-GAAP results to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”).
Revenues decreased 1% to $29.21 billion, reflecting lower revenue from licensing, partially offset by increases in advertising revenues, including the benefit from CBS’ broadcast of Super Bowl LVIII in 2024, and affiliate and subscription revenues, driven by growth at our streaming services. We have the rights to broadcast the Super Bowl on a rotational basis with other networks and therefore did not have a comparable broadcast in 2023.

We reported an operating loss of $5.27 billion compared with an operating loss of $451 million for the prior year. The operating loss in 2024 included impairment charges totaling $6.13 billion, programming charges of $1.12 billion, and restructuring charges, transaction-related items, and other corporate matters totaling $747 million, while 2023 included programming charges of $2.37 billion. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these items as well as other items described under Reconciliation of Non-GAAP Measures, increased 30% to $3.12 billion, driven by improved results at our streaming services, partially offset by declines at our linear networks.

For 2024, we reported a net loss from continuing operations attributable to Paramount of $6.20 billion, or $9.36 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $1.28 billion, or $2.06 per diluted share, for the prior year. The comparison was impacted by the charges noted above and the other items described under Reconciliation of Non-GAAP Measures. These items have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which improved by $641 million and $1.02 per diluted share, respectively, primarily reflecting the higher tax-effected Adjusted OIBDA, lower interest expense and a lower loss on equity investments in 2024.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Reconciliation of Non-GAAP Measures
Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate, which are measures of performance not calculated in accordance with U.S. GAAP (together, the “adjusted measures”), exclude certain items identified as affecting comparability that are not part of our normal operations, including restructuring charges, transaction-related items, other corporate matters, programming charges, and impairment charges, each where applicable. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within “Operating expenses” on the Consolidated Statements of Operations, and are not excluded in our adjusted measures.

We use these measures to, among other things, evaluate our operating performance. These measures are among the primary measures used by management for planning and forecasting of future periods, and they are important indicators of our operational strength and business performance. In addition, we use Adjusted OIBDA to, among other things, value prospective acquisitions. We believe these measures are relevant and useful for investors because they allow investors to view performance in a manner similar to the method used by our management; and because they exclude items that are not representative of our normal, recurring operations, they provide a clearer perspective on our underlying performance; and make it easier for investors, analysts and peers to compare our operating performance to other companies in our industry and to compare our year-over-year results.

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

Year Ended December 31,	2024	2023
Operating loss (GAAP)	$(5,269)	$(451)
Depreciation and amortization	392	418
Programming charges (a)	1,118	2,371
Impairment charges (a)	6,130	83
Restructuring charges (a)	554	102
Transaction-related items (a)	62	(156)
Other corporate matters (a)	131	23
Adjusted OIBDA (Non-GAAP)	$3,118	$2,390
(a) See notes on the following tables for additional information on items affecting comparability.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(6,177)	$305	(h)	$(6,204)	$(9.36)	(i)
Items affecting comparability:
Programming charges (a)	1,118	(275)		843	1.26
Impairment charges (b)	6,130	(380)		5,750	8.62
Restructuring charges (c)	554	(120)		434	.65
Transaction-related items (d)	62	(3)		59	.09
Other corporate matters (e)	131	(32)		99	.15
Loss from investments (f)	17	7		24	.04
Discrete tax items (g)	—	36		36	.05
Impact of antidilution	—	—		—	.04
Adjusted (Non-GAAP)	$1,835	$(462)	(h)	$1,041	$1.54	(i)
(a) Reflects programming charges associated with major changes to our content strategy, which are further described under Programming Charges.
(b) Reflects a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as charges totaling $149 million to reduce the carrying values of FCC licenses in certain markets and our Australian broadcast licenses to their estimated fair values.
(c) Consists of severance costs of $523 million associated with restructuring our global workforce and the exit of our former CEO, and $31 million for the impairment of lease assets, as further described under Restructuring, Transaction-Related Items, and Other Corporate Matters.
(d) Reflects costs associated with legal and advisory services related to the Transactions.
(e) Reflects charges of $74 million associated with the abandonment of developed technology and $57 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos.
(f) Principally reflects a loss on the sale of our investment in Viacom18 of $13 million.
(g) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that is not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge and tax expense relating to the vesting of stock-based compensation, partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(h) The reported effective income tax rate for the year ended December 31, 2024 was 4.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $462 million divided by adjusted earnings from continuing operations before income taxes of $1.84 billion, was 25.2%. These adjusted measures exclude the items affecting comparability described above.
(i) For 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 664 million and in the calculation of adjusted diluted EPS from continuing operations is 667 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Year Ended December 31, 2023
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(1,253)	$361	(h)	$(1,284)	$(2.06)
Items affecting comparability:
Programming charges (a)	2,371	(582)		1,789	2.74
Impairment charges (b)	83	(20)		63	.10
Restructuring charges (c)	102	(25)		77	.12
Transaction-related items (d)	(156)	27		(129)	(.20)
Other corporate matters (e)	23	6		29	.05
Gain from investments (f)	(168)	60		(108)	(.17)
Gain on extinguishment of debt	(29)	7		(22)	(.03)
Discrete tax items (g)	—	(31)		(31)	(.05)
Impairment of equity-method investment, net of tax	—	—		16	.02
Adjusted (Non-GAAP)	$973	$(197)	(h)	$400	$.52
(a) Reflects programming charges associated with major changes to our content strategy, which are further described under Programming Charges.
(b) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(c) Consists of $67 million for severance costs and $35 million for the impairment of lease assets, as further described under Restructuring, Transaction-Related Items, and Other Corporate Matters.
(d) Reflects a benefit principally associated with stockholder litigation related to the 2019 merger of Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”), consisting of $120 million from a settlement received in the fourth quarter of 2023, as well as insurance recoveries.
(e) Reflects a charge to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos.
(f) Reflects a gain recognized on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%.
(g) Primarily reflects tax benefits from the resolution of an income tax matter in a foreign jurisdiction, guidance issued in 2023 by the Internal Revenue Service (“IRS”) that resulted in additional foreign taxes from 2022 being eligible for a foreign tax credit, and the settlement of income tax audits, partially offset by tax expense relating to the vesting of stock-based compensation.
(h) The reported effective income tax rate for the year ended December 31, 2023 was 28.8% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $197 million divided by adjusted earnings from continuing operations before income taxes of $973 million, was 20.2%. These adjusted measures exclude the items affecting comparability described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Consolidated Results of Operations - 2024 vs. 2023
Revenues

Revenues by Type		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2024	Revenues	2023	Revenues	$	%
Advertising	$10,295	35%	$9,989	33%	$306	3%
Affiliate and subscription	13,153	45	13,018	44	135	1
Theatrical	813	3	813	3	—	—
Licensing and other	4,952	17	5,832	20	(880)	(15)
Total Revenues	$29,213	100%	$29,652	100%	$(439)	(1)%
Advertising
Advertising revenues are generated primarily from the sale of advertising spots on our global broadcast and cable networks, television stations, and streaming services. The 3% increase in advertising revenues primarily reflects growth at our streaming services.

Affiliate and Subscription
Affiliate and subscription revenues are principally comprised of affiliate fees we receive from distributors for their carriage of our cable networks (cable affiliate fees) and television stations (retransmission fees), as well as fees received from third-party television stations for their affiliation with the CBS Television Network (reverse compensation), and subscription fees for our streaming services.

Affiliate and subscription revenues grew 1%, reflecting an increase of approximately 5% from higher streaming subscription fees, driven by subscriber growth and domestic pricing increases for Paramount+, partially offset by decreases of approximately 3% from declines in linear affiliate fees and approximately 2% from the absence of pay-per-view boxing events. Paramount+ subscribers grew to 77.5 million at December 31, 2024 from 67.5 million at December 31, 2023.

Theatrical
Theatrical revenues are principally earned from the worldwide theatrical distribution of films through audience ticket sales, and were $813 million in each of 2024 and 2023. Theatrical releases in 2024 included Gladiator II, A Quiet Place: Day One, and Sonic the Hedgehog 3 and in 2023 included Mission: Impossible — Dead Reckoning Part One, Transformers: Rise of the Beasts, and Dungeons & Dragons: Honor Among Thieves.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The 15% decrease in licensing and other revenues reflects lower revenues from secondary market licensing and content produced for third parties. Content available for licensing in 2024 was impacted by temporary production shutdowns due to labor strikes in 2023.

Operating Expenses

		% of		% of
Operating Expenses by Type		Operating		Operating	Increase/(Decrease)
Year Ended December 31,	2024	Expenses	2023	Expenses	$	%
Content costs	$14,964	77%	$15,753	79%	$(789)	(5)%
Distribution and other	4,473	23	4,264	21	209	5
Total Operating Expenses	$19,437	100%	$20,017	100%	$(580)	(3)%
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

Content costs decreased 5%, driven by lower costs associated with the decrease in licensing revenues and cost reductions following the combination of Paramount+ and Showtime, partially offset by costs in 2024 for CBS’ broadcast of Super Bowl LVIII.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation; and other costs associated with our operations.

Distribution and other operating expenses increased 5%, reflecting higher revenue-sharing costs for our streaming services, mainly for third-party distribution, which were driven by higher subscription revenue.

Programming Charges
During 2023 and 2024, we implemented major strategic changes to our content strategy that resulted in the removal of significant levels of content from our platforms, abandonment of development projects and termination of certain programming agreements. In 2023, we combined Paramount+ and Showtime into a single integrated product offering across both the linear and streaming services and began a strategic review of our international content portfolio in order to rationalize our international product offerings as we shifted to a global programming strategy. Leading up to these changes, we performed a comprehensive review of the combined content portfolio of Showtime and Paramount+ and our international content portfolio. As a result of this review, we identified content that did not align with the strategy for our newly combined product offering and content that was not aligned with the type of programming being utilized across our various platforms in accordance with a global programming strategy, which led to content being removed from our platforms, the abandonment of development projects, and the termination of programming agreements. This review continued in the first quarter of 2024 and resulted in the removal of a significant volume of additional content from our platforms, the abandonment of development projects, and the termination of programming agreements, particularly

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

internationally, including locally-produced content and domestic titles that no longer aligned with our shift to a global programming strategy.

The removal of this content from our platforms was a triggering event that required us to assess whether the affected programming assets were impaired. Our impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and we had no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. As a result, we recorded programming charges in the applicable periods to write down the carrying value of the impacted titles to their estimated fair value. Programming charges totaled $1.12 billion in 2024, and were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs. Programming charges in 2023 totaled $2.37 billion, and were comprised of $1.97 billion for the impairment of content to its estimated fair value and $402 million for development cost write-offs and contract termination costs.

Selling, General and Administrative Expenses

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Selling, general and administrative expenses	$6,658	$7,245	$(587)	(8)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation and technology. The 8% decrease in SG&A expenses principally reflects lower marketing and compensation costs.

Depreciation and Amortization

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Depreciation and amortization	$392	$418	$(26)	(6)%
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. The decrease in depreciation and amortization expense primarily reflects lower depreciation of leasehold improvements and lower amortization as a result of intangible assets that became fully amortized.

Impairment Charges
During 2024, we recorded a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as impairment charges totaling $149 million to write down the carrying values of FCC licenses in certain markets and our Australian broadcast licenses to their estimated fair values. See Critical Accounting Estimates—Goodwill and Intangible Assets Impairment Tests. For 2023, we recorded impairment charges of $83 million to write down the carrying values of FCC licenses in certain markets to their estimated fair values.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Restructuring, Transaction-Related Items, and Other Corporate Matters
During the years ended December 31, 2024 and 2023, we recorded the following restructuring charges, transaction-related items, and other corporate matters.

Year Ended December 31,	2024	2023
Severance (a)	$523	$67
Exit costs	31	35
Restructuring charges	554	102
Transaction-related items	62	(156)
Other corporate matters	131	23
Restructuring, transaction-related items, and other corporate matters	$747	$(31)
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
In 2024 and 2023, we recorded severance charges of $523 million and $67 million, respectively, associated with a series of strategic initiatives designed to streamline and transform our organization. 2024 included amounts related to restructuring our global workforce and the exit of our former CEO. For 2023, the initiatives were implemented following our 2022 operating segment realignment and as we integrated Showtime into Paramount+. In addition, during 2023, certain eligible employees voluntarily elected to participate in a plan under which they are receiving one-time severance benefits, resulting in $13 million of severance costs.

We also recorded charges of $31 million and $35 million in 2024 and 2023, respectively, for the impairment of lease assets that we ceased use of in connection with initiatives in recent years to reduce our real estate footprint and create cost synergies.

Transaction-Related Items
In 2024, we recorded costs for transaction-related items of $62 million associated with legal and advisory services related to the Transactions. In 2023, we recorded a benefit of $156 million, principally associated with stockholder litigation related to the 2019 merger of Viacom and CBS, consisting of $120 million from a settlement received in the fourth quarter of 2023, as well as insurance recoveries.

Other Corporate Matters
In 2024, we recorded charges for other corporate matters of $131 million, comprised of $74 million associated with the abandonment of developed technology and $57 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos. In 2023, we recorded a charge to increase our accrual for asbestos matters by $23 million.
Interest Expense and Interest Income

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Interest expense	$860	$920	$(60)	(7)%
Interest income	$151	$137	$14	10%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rate as of December 31, 2024 and 2023:

		Weighted Average		Weighted Average
At December 31,	2024	Interest Rate	2023	Interest Rate
Total long-term debt	$14,501	5.17%	$14,601	5.17%
Gain (Loss) from Investments

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Gain (loss) from investments	$(17)	$168	$(185)	n/m
n/m - not meaningful
During 2023, we recorded a gain of $168 million on our retained interest in Viacom18 following the discontinuance of equity method accounting resulting from the dilution of our interest from 49% to 13%. During 2024, we recorded losses totaling $17 million associated with the sales of investments, including a $13 million loss on the sale of our remaining 13% interest in Viacom18.

Gain on Extinguishment of Debt
In the fourth quarter of 2023, we recorded a gain on extinguishment of debt of $29 million associated with the early repurchase of long-term debt of $1.04 billion.

Other Items, Net
The following table presents the components of “Other items, net.”

Year Ended December 31,	2024	2023
Pension and postretirement benefit costs	$(139)	$(153)
Foreign exchange losses	(47)	(66)
Other	4	3
Other items, net	$(182)	$(216)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For 2024, we recorded a net benefit from income taxes of $305 million, reflecting an effective income tax rate of 4.9%. The tax benefit included tax benefits of $380 million on pretax impairment charges for goodwill and FCC licenses of $6.13 billion, $275 million on pretax programming charges of $1.12 billion, and $155 million on pretax restructuring charges, transaction-related items, and other corporate matters of $747 million. Our adjusted effective income tax rate, which excludes the impact from these items, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 25.2%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

For 2023, we recorded a net benefit from income taxes of $361 million, reflecting an effective income tax rate of 28.8%. The tax benefit for 2023 was primarily the result of a benefit of $582 million on pretax programming charges of $2.37 billion. Our adjusted effective income tax rate, which excludes the impacts from these programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 20.2%.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Equity in loss of investee companies	$(292)	$(370)	$78	21%
Tax benefit	1	10	(9)	(90)
Equity in loss of investee companies, net of tax	$(291)	$(360)	$69	19%
In 2023, equity in loss of investee companies includes an impairment of an international television joint venture of $16 million.

Net Loss from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Net loss from continuing operations attributable to Paramount	$(6,204)	$(1,284)	$(4,920)	n/m
Diluted EPS from continuing operations	$(9.36)	$(2.06)	$(7.30)	n/m
n/m - not meaningful
For 2024, we recorded a net loss from continuing operations attributable to Paramount of $6.20 billion, or $9.36 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $1.28 billion, or $2.06 per diluted share, for the prior year, primarily reflecting the lower tax-effected operating income. The loss in 2024 includes impairment charges totaling $6.13 billion; programming charges of $1.12 billion; and costs for restructuring, transaction-related items, and other corporate matters totaling $747 million and in 2023 includes programming charges of $2.37 billion and a gain on Viacom18 of $168 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Net Earnings from Discontinued Operations
The following table sets forth details of net earnings from discontinued operations for the year ended December 31, 2023, which primarily reflects the results of Simon & Schuster prior to its sale on October 30, 2023 for $1.62 billion. The sale resulted in a pretax gain of $695 million during the fourth quarter of 2023. During 2024, as a result of working capital adjustments we recorded additional pretax gains on the sale totaling $19 million ($14 million, net of tax).

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services. The tables below set forth our financial information by reportable segment that is regularly reviewed by the Office of the CEO, which is the Company’s chief operating decision maker (“CODM”). We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, transaction-related items, other corporate matters, programming charges, impairment charges and gains or losses on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Adjusted OIBDA is the primary method used by our management, including the CODM, for planning and forecasting of future periods, evaluating the operating performance of our segments, and making decisions about resource allocation. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income, the most directly comparable financial measure in accordance with GAAP.
Segment Results of Operations - 2024 vs. 2023

		% of Total		% of Total	Increase/(Decrease)
Year Ended December 31,	2024	Revenues	2023	Revenues	$	%
Revenues:
TV Media	$18,779	65%	$20,085	68%	$(1,306)	(7)%
Direct-to-Consumer	7,632	26	6,736	22	896	13
Filmed Entertainment	2,955	10	2,957	10	(2)	—
Eliminations	(153)	(1)	(126)	—	(27)	(21)
Total Revenues	$29,213	100%	$29,652	100%	$(439)	(1)%

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Adjusted OIBDA
TV Media	$4,348	$4,791	$(443)	(9)%
Direct-to-Consumer	(497)	(1,663)	1,166	70
Filmed Entertainment	(96)	(119)	23	19
Corporate/Eliminations	(427)	(447)	20	4
Stock-based compensation (a)	(210)	(172)	(38)	(22)
Total Adjusted OIBDA	3,118	2,390	728	30
Depreciation and amortization	(392)	(418)	26	6
Programming charges	(1,118)	(2,371)	1,253	53
Impairment charges	(6,130)	(83)	(6,047)	n/m
Restructuring, transaction-related items, and other corporate matters	(747)	31	(778)	n/m
Total Operating Loss	$(5,269)	$(451)	$(4,818)	n/m
n/m - not meaningful
(a) For 2024 and 2023, stock-based compensation expense of $35 million and $5 million, respectively, is included in “Restructuring, transaction-related items, and other corporate matters.”

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

TV Media

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Advertising	$8,180	$8,188	$(8)	—%
Affiliate and subscription	7,647	8,085	(438)	(5)
Licensing and other	2,952	3,812	(860)	(23)
Revenues	18,779	20,085	(1,306)	(7)%

Content costs	9,199	9,861	(662)	(7)%
Advertising and marketing	689	761	(72)	(9)
Other (a)	4,543	4,672	(129)	(3)
Expenses	14,431	15,294	(863)	(6)%

Adjusted OIBDA	$4,348	$4,791	$(443)	(9)%
(a) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Revenues decreased 7% to $18.78 billion.
Advertising
Advertising revenues of $8.18 billion for 2024 were substantially flat compared with 2023. The comparison reflects increases of 7% from CBS’ broadcast of Super Bowl LVIII in the first quarter of 2024; 3% from higher political advertising as a result of the 2024 U.S. Presidential election; and 2% from amounts recognized during 2024 relating to the underreporting of revenue by an international sales partner in prior periods, offset by declines in the linear advertising market and a decrease of 3% from fewer broadcasts of other sporting events on CBS. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2023. Domestic advertising revenues declined 1% to $6.98 billion. International advertising revenues increased 5% to $1.20 billion.

Affiliate and Subscription
Affiliate and subscription revenues decreased 5%, reflecting decreases of 6% from linear subscriber declines and 1% from the absence of pay-per-view boxing events, which we no longer broadcast beginning in 2024, partially offset by an increase of 2% from contractual pricing.
Licensing and Other
Licensing and other revenues decreased 23%, reflecting lower revenues from secondary market licensing and content produced for third parties. Content available for licensing was impacted by temporary production shutdowns due to labor strikes in 2023.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Expenses
Content Costs
The 7% decrease in content costs principally reflects lower costs associated with the decline in licensing revenues, partially offset by an increase of 2% from costs associated with CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024.

Advertising and Marketing
Advertising and marketing expenses decreased 9%, driven by cost savings associated with the combination of Paramount+ and Showtime.

Other
Other expenses decreased 3%, primarily reflecting the benefit of cost savings initiatives, including for compensation, occupancy, and outside services.

Adjusted OIBDA
Adjusted OIBDA decreased 9%, reflecting the decline in revenues, partially offset by the lower costs discussed above.
Direct-to-Consumer

Year Ended December 31,	2024	2023	Increase/(Decrease)
Advertising	$2,114	$1,795	$319	18%
Subscription	5,506	4,933	573	12
Licensing (a)	12	8	4	50
Revenues	7,632	6,736	896	13%

Content costs	4,415	4,459	(44)	(1)%
Advertising and marketing	1,341	1,751	(410)	(23)
Other (b)	2,373	2,189	184	8
Expenses	8,129	8,399	(270)	(3)%

Adjusted OIBDA	$(497)	$(1,663)	$1,166	70%
(a) Primarily reflects revenues from the licensing of content rights owned by BET+.
(b) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

(in millions)
Year Ended December 31,	2024	2023	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	77.5	67.5	10.0	15%

Revenues	$5,896	$4,446	$1,450	33%
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
Revenues
Revenues increased 13%, driven primarily by growth at Paramount+ including the impact from the migration of certain subscribers from Showtime’s premium subscription streaming service, which was no longer available as of April 30, 2024.

Advertising
The 18% increase in advertising revenues was driven by growth in impressions from Pluto TV and Paramount+.      Higher political advertising sales and revenue from Super Bowl LVIII in 2024 benefited the comparison.

Subscription
The 12% increase in subscription revenues was driven by growth in Paramount+ subscribers, including the migration of certain subscribers from Showtime’s premium subscription streaming service, and the June 2023 domestic pricing increases that we began to benefit from during the third quarter of 2023. Paramount+ subscribers increased 10.0 million, or 15%, compared with December 31, 2023, reflecting growth in both domestic and international subscribers. These revenue increases were partially offset by a decrease of 3% from the absence of pay-per-view boxing events.

During the fourth quarter, global Paramount+ subscribers increased 5.6 million, or 8%, to 77.5 million, compared with 71.9 million at September 30, 2024. The growth reflects the benefit from the NFL season and the premieres of Landman, Lioness Season 2 and Tulsa King Season 2.

Expenses
Content Costs
The 1% decrease in content costs reflects cost savings associated with the combination of Paramount+ and Showtime, partially offset by higher costs from CBS’ broadcast of Super Bowl LVIII in the first quarter of 2024.

Advertising and Marketing
The 23% decrease in advertising and marketing expenses was primarily due to cost savings initiatives implemented in international markets and the integration of Showtime into Paramount+.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other
The 8% increase in other expenses primarily reflects higher revenue sharing costs, mainly for third-party distribution, as a result of the revenue growth.

Adjusted OIBDA
Adjusted OIBDA improved by $1.17 billion, reflecting the higher revenues and lower costs described above.
Filmed Entertainment

			Increase/(Decrease)
Year Ended December 31,	2024	2023	$	%
Advertising (a)	$16	$24	$(8)	(33)%
Theatrical	813	813	—	—
Licensing and other	2,126	2,120	6	—
Revenues	2,955	2,957	(2)	—%

Content costs	1,496	1,545	(49)	(3)%
Advertising and marketing	783	751	32	4
Other (b)	772	780	(8)	(1)
Expenses	3,051	3,076	(25)	(1)%

Adjusted OIBDA	$(96)	$(119)	$23	19%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
(b) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Revenues were $2.96 billion in each year.

Theatrical
Theatrical revenues were $813 million in each year. Theatrical releases in 2024 included Gladiator II, A Quiet Place: Day One, and Sonic the Hedgehog 3 and in 2023 included Mission: Impossible — Dead Reckoning Part One, Transformers: Rise of the Beasts, and Dungeons & Dragons: Honor Among Thieves.

Licensing and Other
Licensing and other revenues of $2.13 billion for 2024 were essentially flat compared with 2023. The comparison reflects higher revenue from studio rental and production services, as the prior year was impacted by production shutdowns due to labor strikes, offset by lower revenues from the licensing of films.

Expenses
Content Costs
The 3% decrease in content costs primarily reflects the comparison against costs incurred in 2023 to retain our production capabilities for certain delayed film productions during the labor strikes and incremental costs incurred to resume film production following the strikes.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Advertising and Marketing
Advertising and marketing expenses increased 4%, driven by the mix of theatrical releases in each year.

Other
Other expenses decreased 1%.

Adjusted OIBDA
Adjusted OIBDA improved by $23 million, driven by the comparison against the costs incurred during the labor strikes and to resume film production in 2023, as well as higher profits from studio rental and production services in 2024. The impact from these items was partially offset by lower profits from recent theatrical releases, including from the timing of their release.

Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including marketing costs, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and distribution to other platforms.
Liquidity and Capital Resources
Sources and Uses of Cash
We project anticipated cash requirements for our operating, investing and financing needs as well as cash flows expected to be generated and available to meet these needs. Our operating needs include, among other items, expenditures for content for our broadcast and cable networks and streaming services, including television and film programming, sports rights, and talent contracts, as well as advertising and marketing costs to promote our content and platforms; payments for leases, interest, and income taxes; and pension funding obligations. Certain of our cash requirements discussed above are associated with long-term contractual commitments (see Notes 9 and 19 to the consolidated financial statements).

Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner have committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $2.52 billion as of December 31, 2024 (see Note 8 to the consolidated financial statements). We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $2.66 billion as of December 31, 2024, and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

Pursuant to the Transactions, the NAI Equity Investors and certain other affiliates of investors of Skydance have agreed to make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

issued shares of New Paramount Class B Common Stock. Up to $4.5 billion of these proceeds will be used to fund a cash-stock election for Paramount stockholders (other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance) and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

Our access to capital markets and the cost of any new borrowings are impacted by factors outside our control, including economic and market conditions, as well as by ratings assigned by independent rating agencies. As a result, there can be no assurance that we will be able to access capital markets on terms and conditions that will be favorable to us.
Cash Flows
The changes in cash and cash equivalents were as follows:

			Increase/ (Decrease)
Year Ended December 31,	2024	2023	2024 vs. 2023
Net cash flow provided by operating activities:
Continuing operations	$752	$384	$368
Discontinued operations	—	91	(91)
Net cash flow provided by operating activities	752	475	277
Net cash flow provided by (used for) investing activities:
Continuing operations	(43)	(582)	539
Discontinued operations	55	1,524	(1,469)
Net cash flow provided by investing activities	12	942	(930)
Net cash flow used for financing activities	(507)	(1,841)	1,334
Effect of exchange rate changes on cash and cash equivalents	(56)	(1)	(55)
Net increase (decrease) in cash and cash equivalents	$201	$(425)	$626
Operating Activities. The increase in net cash flow provided by operating activities from continuing operations primarily reflects lower spending for marketing and employee costs, partially offset by higher spending for content.

Net cash flow provided by operating activities includes payments of $325 million and $203 million for 2024 and 2023, respectively, associated with restructuring, transaction-related costs and transformation initiatives, net of insurance recoveries and settlements received related to litigation associated with the 2019 merger of Viacom and CBS. Our transformation initiatives are related to advancing our technology, including the unification and evolution of systems and platforms, and migration to the cloud. In addition, we have adapted our facilities to accommodate our hybrid and agile work model.

Cash flow provided by operating activities from discontinued operations for 2023 reflected the operating activities of Simon & Schuster, which was sold in October 2023 (see Consolidated Results of Operations — Net Earnings from Discontinued Operations).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Investing Activities

Year Ended December 31,	2024	2023
Investments	$(326)	$(322)
Capital expenditures (a)	(263)	(328)
Proceeds from dispositions (b)	554	71
Other investing activities	(8)	(3)
Net cash flow used for investing activities from continuing operations	(43)	(582)
Net cash flow provided by investing activities from discontinued operations (c)	55	1,524
Net cash flow provided by investing activities	$12	$942
(a) Includes payments associated with the implementation of our transformation initiatives of $22 million and $30 million in 2024 and 2023, respectively.
(b) 2024 primarily reflects the gross proceeds of $508 million received from the sale of our 13% interest in Viacom18. Both years include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW. 2023 also includes proceeds from the disposition of certain channels in Latin America.
(c) 2024 reflects additional proceeds received from working capital adjustments related to the sale of Simon & Schuster in 2023. 2023 includes the proceeds received from the sale of Simon & Schuster.

Financing Activities

Year Ended December 31,	2024	2023
Proceeds from issuance of debt	$—	$45
Repayment of debt	(126)	(1,277)
Dividends paid on preferred stock	(29)	(58)
Dividends paid on common stock	(139)	(389)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(60)	(29)
Payments to noncontrolling interests	(127)	(93)
Other financing activities	(26)	(40)
Net cash flow used for financing activities	$(507)	$(1,841)

Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) for 2024 and 2023. On April 1, 2024, each outstanding share of our Mandatory Convertible Preferred Stock automatically and mandatorily converted into 1.1765 shares of Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

Year Ended December 31,	2024	2023
Class A and Class B Common Stock
Dividends declared per common share	$.20	$.39

Total common stock dividends	$138	$261

Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$5.75

Total preferred stock dividends	$14	$58

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Capital Structure
The following table sets forth our debt.

At December 31,	2024	2023
Senior debt	$12,868	$12,969
Junior debt	1,633	1,632
Obligations under finance leases	—	1
Total debt (a)	14,501	14,602
Less current portion of long-term debt	—	1
Total long-term debt, net of current portion	$14,501	$14,601
(a)    At December 31, 2024 and 2023, the senior and junior debt balances included (i) a net unamortized discount of $401 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $74 million and $81 million, respectively. The face value of our total debt was $14.98 billion at December 31, 2024 and $15.10 billion at December 31, 2023.

Senior Debt
At December 31, 2024, our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.

During the fourth quarter of 2024, we redeemed our $126 million of outstanding 4.75% senior notes due in 2025 at par.

During 2023, we repurchased $1.04 billion of our outstanding senior notes due between 2025 and 2027 through a tender offer, for an aggregate repurchase price of $1.00 billion. These repurchases resulted in a pre-tax gain on extinguishment of debt of $29 million. In 2023, we also repaid our $139 million of 7.875% debentures and $35 million of 7.125% senior notes, each at maturity.

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. We have senior notes and debentures with a total face value of $9.54 billion that have an acceleration trigger that requires us to make a redemption offer at 101% of the principal amount plus accrued and unpaid interest in the event of ratings downgrades to below investment grade by all three ratings agencies (Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Ratings, Ltd.) due to a change of control.

Junior Debt
At December 31, 2024, we had $989 million of 6.375% junior subordinated debentures due 2062 outstanding. The interest rate on these debentures will reset on March 30, 2027, and every five years thereafter to a fixed rate equal to the 5-year Treasury Rate (as defined pursuant to the terms of the debentures) plus a spread of 3.999% from March 30, 2027, 4.249% from March 30, 2032 and 4.999% from March 30, 2047. These debentures can be called by us at par plus a make whole premium any time before March 30, 2027, or at par on March 30, 2027 or on any interest payment date thereafter.

At December 31, 2024, we also had $644 million of 6.25% junior subordinated debentures due February 2057 outstanding, which accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15, 2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

Our junior subordinated debentures, which have a total face value of $1.65 billion, also provide for certain covenant packages. In the event of ratings downgrades by all three rating agencies due to a change of control, there is a provision in the junior subordinated debentures that requires us to either elect to redeem the debentures at 101% of the principal amount plus accrued and unpaid interest or, if we elect not to redeem the debentures, the interest rate will be increased by 5 percentage points.

The subordination and extended term, as well as an interest deferral option of the junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.
Commercial Paper
At both December 31, 2024 and 2023, we had no outstanding commercial paper borrowings.

Credit Facility
At December 31, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At December 31, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.5x for the quarter ended December 31, 2024 and will remain at this level for the quarter ending March 31, 2025. The Leverage Ratio will then decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. The maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio is $1.50 billion. We met the covenant as of December 31, 2024.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. On August 1, 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Letters of Credit and Surety Bonds), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. In addition, the amendments increase the amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio to $3.0 billion. These amendments will only become operative upon closing of the Transactions (see Skydance Transactions).

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Other Bank Borrowings
At both December 31, 2024 and 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.
Letters of Credit and Surety Bonds
At December 31, 2024, we had outstanding letters of credit and surety bonds of $226 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, in January 2024 a $1.9 billion letter of credit was issued under this facility and the amount outstanding under the letter of credit decreases as we make payments under the related contractual commitment. The amount outstanding was zero at December 31, 2024 and $1.75 billion in January 2025. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Credit Facility above).
Critical Accounting Estimates
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

Goodwill
Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. As of December 31, 2024, we had five reporting units in three reportable segments. The TV Media segment is comprised of the CBS Entertainment reporting unit, which had $5.16 billion of goodwill at December 31, 2024 and the Cable Networks reporting unit, which has no goodwill. The Direct-to-Consumer segment is comprised of the Paramount+ and Pluto TV reporting units, which had goodwill at December 31, 2024 of $1.47 billion and $1.26 billion, respectively. The Filmed Entertainment segment is comprised of one reporting unit with $2.62 billion of goodwill.

Interim Impairment Tests—For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our reporting units, including indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Transactions and the NAI Transaction announced on July 7, 2024. Based on this assessment, we determined that an interim goodwill impairment test was necessary for each of our five reporting units.

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

The estimated fair value of our CBS Entertainment reporting unit, which exceeded its carrying value by 4%, was based on both the discounted cash flow method and the traded values of comparable businesses utilizing an OIBDA multiple. An increase to the discount rate of 50 basis points, or a decrease to the long-term growth rate of 50 basis points, assuming no changes to other factors used in the impairment test, would cause a decrease to the estimated fair value of the reporting unit of $200 million and $100 million, respectively, and the fair value would exceed the carrying value by 3% and 4%, respectively.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

The estimated fair value of our Paramount+ reporting unit, which exceeded its carrying value by 5% was based on the traded and transaction values of comparable businesses utilizing revenue multiples. A decrease of 0.1x to the multiple, assuming no changes to other factors used in the impairment test, would cause the fair value of the reporting unit to fall below its carrying value by $299 million.

The estimated fair value of our Pluto TV reporting unit, which exceeded its carrying value by 4%, was based on the traded and transaction values of comparable businesses utilizing revenue multiples. A decrease of 0.1x to the multiple, assuming no changes to other factors used in the impairment test, would cause the fair value of the reporting unit to fall below its carrying value by $41 million.

Annual Impairment Tests—For the 2024 annual impairment test, we performed qualitative assessments for all of our reporting units with goodwill balances. For each reporting unit, we weighed the relative impact of reporting-unit-specific, industry, and macroeconomic factors, and considered changes in each since the second quarter quantitative impairment tests. The reporting unit specific factors that were considered included updated financial forecasts, actual performance and changes to the reporting units’ carrying amounts. For each industry in which the reporting units operate, we considered changes to revenue and earnings multiples of publicly traded companies with operations and economic characteristics comparable to each of our reporting units, growth projections from independent sources and significant developments within the industry. We also considered macroeconomic and market factors, including changes in interest rates and changes in our market capitalization.

Considering the aggregation of all relevant factors, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, performing a quantitative impairment test for these reporting units was unnecessary.

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

FCC Licenses
FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2024, we had 14 television markets with FCC license book values, which totaled $2.17 billion.

Quantitative impairment tests for our FCC licenses are performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of the licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Interim Impairment Tests—For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our FCC licenses, including projections by geographic market, and determined that quantitative interim impairment tests were necessary for eight television markets in which we hold FCC licenses. These tests, for which we used a discount rate of 8% and a long-term growth rate of 0%, indicated that the estimated fair values of FCC licenses in two of the eight markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge of $15 million during the three months ended June 30, 2024 to write down the carrying values of these FCC licenses to their aggregate estimated fair value. The impairment charge, which was recorded within the TV Media segment, was primarily the result of recent declines in industry projections.

For the third quarter of 2024, as a result of a further decline in industry-projected long-term growth rates, we determined that a quantitative interim impairment test was necessary for each of our 14 markets with FCC license book values. The tests indicated that the estimated fair values of FCC licenses in five of the 14 markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $104 million during the three months ended September 30, 2024, to write down the carrying values of FCC licenses in these five markets to their aggregate estimated fair value. The impairment charge, which was recorded within the TV Media segment, was primarily the result of a reduction in the long-term growth rate utilized in the impairment tests to (2)%. The estimated fair values of FCC licenses in the remaining nine markets exceeded their carrying values by more than 10%.

Annual Impairment Tests—For the 2024 annual impairment test, we performed qualitative assessments for nine television markets. For each market, we weighed the relative impact of market-specific and macroeconomic factors as well as the changes in these factors and their impact on discount rates and growth rates since our last quantitative test in the third quarter of 2024. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. Based on the qualitative assessments, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

We performed a quantitative impairment test for the FCC licenses in the remaining five markets. The FCC licenses in these markets were written down to their fair value as of September 30, 2024, in connection with the third quarter 2024 interim impairment test discussed above. The discount rate and the long-term growth rate used in the annual test were 7.5% and (2)%, respectively. The annual impairment tests indicated that the estimated fair values of FCC licenses in each of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $22 million within the TV Media segment during the fourth quarter of 2024 to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $1.01 billion. This impairment charge was primarily the result of updated market data. For the five markets tested, an increase to the discount rate of 50 basis points, or a decrease to the long-term growth rate of 50 basis points, assuming no changes to other factors, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by $84 million and $66 million, respectively.

The estimated fair values of FCC licenses are highly dependent on the assumptions of future economic conditions in the individual geographic markets in which we own and operate television stations and long-term projections for advertising revenues. Certain future events and circumstances, including market volatility and increases in interest rates, or a further decline in the local television advertising marketplace could result in a downward revision to our current assumptions and judgments. Various factors may contribute to a future decline in an advertising marketplace, including declines in economic conditions; an other-than-temporary decrease in spending by advertisers in certain industries that have historically represented a significant portion of television advertising

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

revenues in that market; a shift by advertisers to competing advertising platforms; changes in consumer behavior; and/or a change in population size. A further downward revision to the present value of future cash flows could result in an additional impairment and a noncash charge would be required. Such a charge could have a material effect on the Consolidated Statement of Operations and Consolidated Balance Sheet.

In addition, we performed a quantitative impairment test for our Australian broadcast licenses using the Greenfield Discounted Cash Flow Method, which indicated that the estimated fair value of these licenses was lower than their carrying value. Accordingly, we recorded an impairment charge of $8 million within the TV Media segment to write down the carrying value of these licenses to their estimated fair value of $13 million.

Legal Matters
Estimates of liabilities related to legal issues and predecessor operations, including asbestos and environmental matters, require significant judgments by management. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. It is difficult to predict long-term future asbestos liabilities as events and circumstances may impact the estimate. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determined in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. Our estimated asbestos liability is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Based on an assessment of these factors, during the fourth quarters of 2024 and 2023, we increased the accrual for asbestos matters by $57 million and $23 million, respectively, which were recorded as charges in “Restructuring, transaction-related items, and other corporate matters” on the Consolidated Statements of Operations. The increased accrual in each year was primarily the result of a lower-than-expected rate of decline in new claims. Changes in circumstances in future periods could cause our actual liabilities for asbestos and/or environmental matters to be higher or lower than our current accruals. We will continue to evaluate our estimates and update our accruals as needed.

Pensions
Pension benefit obligations and net periodic pension costs are calculated using many actuarial assumptions. Two key assumptions used in accounting for pension liabilities and expenses are the discount rate and expected rate of return on plan assets. The discount rate is determined based on the yield on a portfolio of high quality bonds, constructed to provide cash flows necessary to meet our pension plans’ expected future benefit payments, as determined for the accumulated benefit obligation. The expected return on plan assets assumption is derived using the current and expected asset allocation of the pension plan assets and considering historical as well as expected returns on various classes of plan assets. As of December 31, 2024, changes in actuarial assumptions resulted in a decrease to accumulated other comprehensive loss compared with the prior year-end due to an increase in the discount rate, which was partially offset by the unfavorable performance of pension plan assets. A 25 basis point change in the discount rate would result in an estimated change to the accumulated benefit obligation of approximately $72 million and would have an insignificant impact on 2025 pension expense. A decrease in the expected rate of return on plan assets would increase pension expense. The estimated impact of a 25 basis point change in the expected rate of return on plan assets is a change of approximately $6 million to 2025 pension expense.

Income Taxes
We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and evaluating our income tax positions.  When

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

recording an interim worldwide provision for income taxes, an estimated effective tax rate for the year is applied to interim operating results.  In the event there is a significant or unusual item recognized in the quarterly operating results, the tax attributable to that item is separately calculated and recorded in the same quarter. Deferred tax assets and liabilities are recognized for the estimated future tax effects of temporary differences between the financial statement carrying amounts and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be reversed. We evaluate the realizability of deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. While valuation allowances can require significant judgment, we believe the valuation allowance of $655 million at December 31, 2024 properly reduces our deferred tax assets to the amount that is more likely than not to be realized.

A number of years may elapse before a tax return containing tax matters for which a reserve has been established is audited and finally resolved. For positions taken in a previously filed tax return or expected to be taken in a future tax return, we evaluate each position to determine whether it is more likely than not that the tax position will be sustained upon examination, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is subject to a measurement assessment to determine the amount of benefit to recognize in the Consolidated Statement of Operations and the appropriate reserve to establish, if any. If a tax position does not meet the more-likely-than-not recognition threshold, a tax reserve is established and no benefit is recognized. We evaluate our uncertain tax positions quarterly based on many factors, including changes in tax laws and interpretations, information received from tax authorities, and other changes in facts and circumstances. Our income tax returns are routinely audited by U.S. federal and state as well as foreign tax authorities. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that the reserve for uncertain tax positions of $280 million at December 31, 2024 is properly recorded.
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

Litigation Relating to the Transactions
In connection with the Transactions, on July 24, 2024, Scott Baker, a purported holder of Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the “Court”) against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted the parties’ stipulation in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following the resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until the resolution of any motions to dismiss any operative complaint following resolution of the Baker

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

Leadership Motion. Throughout October 2024, various purported stockholders filed motions for intervention to oppose the Baker Leadership Motion. On December 31, 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint.

Further, on April 30, 2024, a purported holder of Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order that returned the 220 Action to the magistrate judge for further proceedings on the scope of production. Certain other purported holders of Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records. We have also received demand letters from purported holders of Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

Additionally, on August 20, 2024, LiveVideo.AI Corp. filed a lawsuit in the Southern District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that defendants did not fairly consider its offer to purchase Paramount. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. As of the date of this Annual Report on Form 10-K, the defendants have not been served.

On December 30, 2024, a purported holder of Class B Common Stock and Class A Common Stock filed a complaint for the inspection of books and records under Section 220 of the DGCL (the “Section 220 Demand”) in the Court against us to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholder thus far pursuant to the Section 220 Demand are insufficient to determine whether our officers, Board of Directors, Special Committee, NAI or Skydance breached their fiduciary duties (or aided and abetted such breaches). The complaint seeks an order requiring us to produce the documents identified in the Section 220 Demand, among other relief. Trial is scheduled for April 2025.

On February 4, 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board Of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, which alleges breaches of fiduciary duties for their alleged failure to sufficiently consider an alternate offer that the plaintiffs claim is superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevents the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period begins. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount are not parties to the action. The NYCERS Action seeks, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the Court has reached a final resolution on the plaintiffs’ claims and an order compelling the Special Committee to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Class A Common Stock for $23.00 per share and Class B Common Stock for $19.00 per share. The Project Rise Partners offer was made after the go-shop period in the Transaction Agreement had ended. The complaint does not seek compensatory damages at this time. The plaintiffs filed a motion for expedited proceedings along with their complaint. On February 18, 2025, the plaintiffs moved to join Paramount and Skydance (and various other entities named in the Transaction Agreement) as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considers the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. The same day, Project Rise Partners moved the Court to grant it leave to file an affidavit under seal. Oral argument on the plaintiffs’ motion to expedite, motion for a temporary restraining order and motion for joinder, as well as Project Rise Partners’ motion for leave to file an affidavit, is scheduled for March 3, 2025.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2024, we had pending approximately 18,310 asbestos claims, as compared with approximately 19,970 as of December 31, 2023 and 21,580 as of December 31, 2022. During 2024, we received approximately 3,100 new claims and closed or moved to an inactive docket approximately 4,760 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 and 2023 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. A significant number of pending claims against us are non-cancer claims. It is difficult to predict long-term future asbestos liabilities, as events and circumstances may impact the estimate. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determined

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. Our estimated asbestos liability is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Based on an assessment of these factors during the fourth quarters of 2024 and 2023, we increased the accrual for asbestos matters by $57 million and $23 million, respectively, which were recorded as charges in “Restructuring, transaction-related items, and other corporate matters” on the Consolidated Statements of Operations. The increased accrual in each year was primarily the result of a lower-than-expected rate of decline in new claims. Changes in circumstances in future periods could cause our actual liabilities to be higher or lower than our current accrual. We will continue to evaluate our estimates and update our accrual as needed.

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

Foreign Exchange Risk
We conduct business in various countries outside the U.S., resulting in exposure to movements in foreign exchange rates when translating from the foreign local currency to the U.S. dollar. In order to manage this exposure for currencies such as the British pound, the euro, the Canadian dollar and the Australian dollar, we enter into foreign currency forward contracts for periods generally up to 24 months. We designate forward contracts used to hedge committed and forecasted foreign currency transactions, including future production costs and programming obligations, as cash flow hedges. Gains or losses on the effective portion of designated cash flow hedges are initially recorded in other comprehensive income (loss) and reclassified to the statement of operations when the hedged item is recognized. We also enter into non-designated forward contracts to hedge non-U.S. dollar denominated assets, liabilities, and cash flows. The change in fair value of the non-designated contracts is included in “Other items, net” on the Consolidated Statements of Operations. We manage the use of foreign exchange derivatives centrally.

In the third quarter of 2024, we entered into a foreign currency option contract to mitigate the exchange rate risk of the Indian rupee-denominated sale of our interest in Viacom18. The option contract had a notional amount of 42.86 billion Indian rupees and was settled upon closing of the transaction in November 2024. Changes in the fair value of this hedge, which was a loss of $5 million for the year ended December 31, 2024, were recognized in “Other items, net” on the Consolidated Statement of Operations.

At December 31, 2024 and 2023, the notional amount of all foreign currency contracts was $2.75 billion and $2.72 billion, respectively. For 2024, $2.39 billion related to future production costs and $358 million related to

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

our foreign currency assets and liabilities. For 2023, $2.20 billion related to future production costs and $523 million related to our foreign currency assets and liabilities.

Interest Risk
Interest rates on future long-term debt issuances are exposed to risk related to movements in long-term interest rates. Interest rate hedges may be used to modify this exposure at our discretion. There were no interest rate hedges outstanding at December 31, 2024 or 2023, but in the future we may use derivatives to manage our exposure to interest rates.

At December 31, 2024, the carrying value of our outstanding notes and debentures was $14.50 billion and the fair value was $13.3 billion. A 1% increase or decrease in interest rates would decrease or increase the fair value of our notes and debentures by approximately $1.29 billion and $764 million, respectively.

Credit Risk
We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.

Our receivables do not represent significant concentrations of credit risk at December 31, 2024 or 2023, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.
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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PARAMOUNT GLOBAL

By:	/s/ Christopher D. McCarthy
Christopher D. McCarthy Office of the Chief Executive Officer

By:	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

By:	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Paramount Global
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Paramount Global and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Amortization of Certain Internally-Produced Television Programming Costs

As described in Notes 1 and 3 to the consolidated financial statements, programming that is expected to be predominantly monetized through licensing and distribution on third-party platforms is considered individually monetized and programming that is expected to be predominantly monetized on the Company's networks and streaming services together with other programming, is considered to be monetized as part of a film group. The Company's amortization of internally-produced television and film programming costs with individual monetization and film group monetization was $6.51 billion for the year ended December 31, 2024, a majority of which is attributable to the amortization of certain internally-produced television programming costs. For internally-produced television programs that are predominantly monetized on an individual basis, management uses an individual-film-forecast computation method to amortize capitalized production costs over the applicable title’s life cycle based upon the ratio of current period revenues to estimated remaining total gross revenues to be earned (“Ultimate Revenues”) for each title. For internally-produced television programming that is predominantly monetized as part of a film group, capitalized costs are amortized based on management’s estimate of the timing of the Company’s usage of and benefit from such programming.

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
February 26, 2025

We have served as the Company’s or its predecessor’s auditor since 1970.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues	$29,213	$29,652	$30,154
Costs and expenses:
Operating	19,437	20,017	19,845
Programming charges	1,118	2,371	—
Selling, general and administrative	6,658	7,245	7,033
Depreciation and amortization	392	418	378
Impairment charges	6,130	83	27
Restructuring, transaction-related items, and other corporate matters	747	(31)	585
Total costs and expenses	34,482	30,103	27,868
Gains on dispositions	—	—	56
Operating income (loss)	(5,269)	(451)	2,342
Interest expense	(860)	(920)	(931)
Interest income	151	137	108
Gain (loss) from investments	(17)	168	(9)
Gain (loss) on extinguishment of debt	—	29	(120)
Other items, net	(182)	(216)	(124)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(6,177)	(1,253)	1,266
Benefit from (provision for) income taxes	305	361	(227)
Equity in loss of investee companies, net of tax	(291)	(360)	(204)
Net earnings (loss) from continuing operations	(6,163)	(1,252)	835
Net earnings from discontinued operations, net of tax	14	676	379
Net earnings (loss) (Paramount and noncontrolling interests)	(6,149)	(576)	1,214
Net earnings attributable to noncontrolling interests	(41)	(32)	(110)
Net earnings (loss) attributable to Paramount	$(6,190)	$(608)	$1,104

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(6,204)	$(1,284)	$725
Net earnings from discontinued operations, net of tax	14	676	379
Net earnings (loss) attributable to Paramount	$(6,190)	$(608)	$1,104

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(9.36)	$(2.06)	$1.03
Net earnings from discontinued operations	$.02	$1.04	$.58
Net earnings (loss)	$(9.34)	$(1.02)	$1.61

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$(9.36)	$(2.06)	$1.03
Net earnings from discontinued operations	$.02	$1.04	$.58
Net earnings (loss)	$(9.34)	$(1.02)	$1.61

Weighted average number of common shares outstanding:
Basic	664	652	649
Diluted	664	652	650
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net earnings (loss) (Paramount and noncontrolling interests)	$(6,149)	$(576)	$1,214
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	(156)	179	(240)
Decrease to net actuarial loss and prior service costs	105	45	337
Other comprehensive income (loss) from continuing operations, net of tax (Paramount and noncontrolling interests)	(51)	224	97
Other comprehensive income (loss) from discontinued operations	—	30	(7)
Comprehensive income (loss)	(6,200)	(322)	1,304
Less: Comprehensive income attributable to noncontrolling interests	38	35	105
Comprehensive income (loss) attributable to Paramount	$(6,238)	$(357)	$1,199
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except per share amounts)

	At December 31,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$2,661	$2,460
Receivables, net	6,920	7,115
Programming and other inventory	1,429	1,414
Prepaid expenses and other current assets	1,532	1,677
Current assets of discontinued operations	—	37
Total current assets	12,542	12,703
Property and equipment, net	1,566	1,666
Programming and other inventory	13,924	13,851
Goodwill	10,508	16,516
Intangible assets, net	2,406	2,589
Operating lease assets	1,012	1,183
Deferred income tax assets, net	1,386	1,242
Other assets	2,828	3,793
Total Assets	$46,172	$53,543
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$953	$1,100
Accrued expenses	2,199	2,104
Participants’ share and royalties payable	2,574	2,702
Accrued programming and production costs	1,720	1,842
Deferred revenues	825	746
Debt	—	1
Other current liabilities	1,360	1,161
Total current liabilities	9,631	9,656
Long-term debt	14,501	14,601
Participants’ share and royalties payable	1,310	1,394
Pension and postretirement benefit obligations	1,226	1,337
Deferred income tax liabilities, net	34	503
Operating lease liabilities	1,048	1,256
Program rights obligations	260	204
Other liabilities	1,380	1,542

Commitments and contingencies (Note 19)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 0 (2024) and 10 (2023) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2024 and 2023) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,133 (2024) and 1,115 (2023) shares issued	1	1
Additional paid-in capital	33,394	33,210
Treasury stock, at cost; 503 (2024 and 2023) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	7,487	13,829
Accumulated other comprehensive loss	(1,604)	(1,556)
Total Paramount stockholders’ equity	16,320	22,526
Noncontrolling interests	462	524
Total Equity	16,782	23,050
Total Liabilities and Equity	$46,172	$53,543
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net earnings (loss) (Paramount and noncontrolling interests)	$(6,149)	$(576)	$1,214
Less: Net earnings from discontinued operations, net of tax	14	676	379
Net earnings (loss) from continuing operations	(6,163)	(1,252)	835
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by (used for) operating activities from continuing operations:
Programming charges	1,118	2,371	—
Depreciation and amortization	392	418	378
Impairment charges	6,130	83	27
Amortization of content costs and participation and residuals expense	13,888	14,713	14,951
Deferred tax benefit	(630)	(650)	(106)
Stock-based compensation	245	177	172
Gains on dispositions	—	—	(56)
(Gain) loss from investments	17	(168)	9
(Gain) loss on extinguishment of debt	—	(29)	120
Equity in loss of investee companies, net of tax and distributions	304	363	207
Change in assets and liabilities
Decrease (increase) in receivables	548	523	(180)
Increase in inventory and related program, participation, and residuals liabilities	(15,812)	(15,518)	(17,164)
Increase (decrease) in accounts payable and other liabilities	324	(659)	596
Increase (decrease) in pension and postretirement benefit obligations	23	(69)	(44)
Increase in income taxes	141	267	272
Other, net	227	(186)	(159)
Net cash flow provided by (used for) operating activities from continuing operations	752	384	(142)
Net cash flow provided by operating activities from discontinued operations	—	91	361
Net cash flow provided by operating activities	752	475	219
Investing Activities:
Investments	(326)	(322)	(254)
Capital expenditures	(263)	(328)	(358)
Proceeds from dispositions	554	71	95
Other investing activities	(8)	(3)	(1)
Net cash flow used for investing activities from continuing operations	(43)	(582)	(518)
Net cash flow provided by (used for) investing activities from discontinued operations	55	1,524	(8)
Net cash flow provided by (used for) investing activities	12	942	(526)
Financing Activities:
Proceeds from issuance of debt	—	45	1,138
Repayment of debt	(126)	(1,277)	(3,140)
Dividends paid on preferred stock	(29)	(58)	(58)
Dividends paid on common stock	(139)	(389)	(631)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(60)	(29)	(31)
Payments to noncontrolling interests	(127)	(93)	(218)
Other financing activities	(26)	(40)	(41)
Net cash flow used for financing activities	(507)	(1,841)	(2,981)
Effect of exchange rate changes on cash and cash equivalents	(56)	(1)	(94)
Net increase (decrease) in cash and cash equivalents	201	(425)	(3,382)
Cash and cash equivalents at beginning of year	2,460	2,885	6,267
Cash and cash equivalents at end of year	$2,661	$2,460	$2,885
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

	Preferred Stock		Class A and B Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Non-Controlling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2021	10	$—	648	$1	$32,918	$(22,958)	$14,343	$(1,902)	$22,402	$568	$22,970
Stock-based compensation activity	—	—	2	—	145	—	—	—	145	—	145
Preferred stock dividends	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Common stock dividends	—	—	—	—	—	—	(635)	—	(635)	—	(635)
Noncontrolling interests	—	—	—	—	—	—	(17)	—	(17)	(103)	(120)
Net earnings	—	—	—	—	—	—	1,104	—	1,104	110	1,214
Other comprehensive income (loss)	—	—	—	—	—	—	—	95	95	(5)	90
December 31, 2022	10	—	650	1	33,063	(22,958)	14,737	(1,807)	23,036	570	23,606
Stock-based compensation activity and other	—	—	3	—	147	—	19	—	166	—	166
Preferred stock dividends	—	—	—	—	—	—	(58)	—	(58)	—	(58)
Common stock dividends	—	—	—	—	—	—	(261)	—	(261)	—	(261)
Noncontrolling interests	—	—	—	—		—	—	—	—	(81)	(81)
Net earnings (loss)	—	—	—	—	—	—	(608)	—	(608)	32	(576)
Other comprehensive income	—	—	—	—	—	—	—	251	251	3	254
December 31, 2023	10	—	653	1	33,210	(22,958)	13,829	(1,556)	22,526	524	23,050
Stock-based compensation activity	—	—	6	—	184	—	—	—	184	—	184
Stock conversion	(10)	—	12	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(138)	—	(138)	—	(138)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(100)	(100)
Net earnings (loss)	—	—	—	—	—	—	(6,190)	—	(6,190)	41	(6,149)
Other comprehensive loss	—	—	—	—	—	—	—	(48)	(48)	(3)	(51)
December 31, 2024	—	$—	671	$1	$33,394	$(22,958)	$7,487	$(1,604)	$16,320	$462	$16,782
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business—Paramount Global is a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide and is comprised of the following segments:

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

Skydance Transactions—On July 7, 2024, Paramount entered into a transaction agreement (the “Transaction Agreement”) with Skydance Media, LLC (“Skydance”) and other parties pursuant to which Paramount and Skydance will become subsidiaries of a new holding company, currently referred to as New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). Concurrent with the execution of the Transaction Agreement, certain affiliates of existing investors of Skydance (the “NAI Equity Investors”), including entities controlled by members of the Ellison Family, and affiliates of RedBird Capital Partners, entered into an agreement with National Amusements, Inc. (“NAI”), the controlling stockholder of the Company, to purchase all of the outstanding equity interests of NAI (the “NAI Transaction”). In addition, the NAI Equity Investors and certain other affiliates of investors of Skydance will make an investment of up to $6.0 billion into New Paramount in exchange for up to 400 million newly issued shares of Class B Common Stock of New Paramount (“New Paramount Class B Common Stock”), subject to ratable reduction, for a purchase price of $15.00 per share, and the NAI Equity Investors will also receive warrants to purchase 200 million shares of New Paramount Class B Common Stock at an initial exercise price of $30.50 per share (subject to customary anti-dilution adjustments), which expire five years after issuance. Up to $4.5 billion of the proceeds from this investment will be used to fund the cash-stock election discussed below and a minimum of $1.5 billion of cash (less a subscription discount of 1.875%) will remain at New Paramount. If the cash-stock elections are undersubscribed, up to an additional $1.5 billion (less a subscription discount of 1.875%) of the unused portion of the $4.5 billion will also remain at New Paramount.

The Transactions will also include: (1) a transaction pursuant to which existing Skydance investors will receive 317 million shares of New Paramount Class B Common Stock, and (2) a cash-stock election pursuant to which (a)

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

shares of our Class A Common Stock held by stockholders other than NAI will be converted, at the stockholders’ election, into the right to receive either $23.00 in cash or 1.5333 shares of New Paramount Class B Common Stock, and (b) shares of our Class B Common Stock held by stockholders other than NAI, the NAI Equity Investors and certain other affiliates of investors of Skydance referred to above will be converted, at the stockholders’ election, into the right to receive either $15.00 in cash (subject to proration) or one share of New Paramount Class B Common Stock. The shares that are settled in cash will cease to exist after the completion of the Transactions.

At the closing of the Transactions, our voting Class A Common Stock and non-voting Class B Common Stock (currently listed and traded on The Nasdaq Stock Market LLC under the symbols “PARAA” and “PARA,” respectively) will cease to be listed, and only the shares of New Paramount Class B Common Stock will be listed on The Nasdaq Stock Market LLC. New Paramount Class B Common Stock will not have any voting rights while shares of New Paramount Class A Common Stock (the “New Paramount Class A Common Stock” together with New Paramount Class B Common Stock, the “New Paramount Common Stock”) will be entitled to one vote per share with respect to all matters on which the holders of New Paramount Common Stock are entitled to vote. Following the Transactions, NAI and its applicable subsidiaries will hold 100% of the New Paramount Class A Common Stock.

The Transactions are subject to customary closing conditions, including regulatory approvals, and are expected to close in the first half of 2025. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, we will be required to pay Skydance a termination fee in the amount of $400 million.

Leadership Changes—On April 29, 2024, the Board of Directors of the Company established an Office of the Chief Executive Officer (“CEO”), consisting of the following three senior company executives who were appointed as co-CEOs: George Cheeks, President and Chief Executive Officer of CBS; Chris McCarthy, President and Chief Executive Officer, Showtime/MTV Entertainment Studios and Paramount Media Networks; and Brian Robbins, President and Chief Executive Officer of Paramount Pictures and Nickelodeon. On April 30, 2024, Robert M. Bakish stepped down as the Company’s President and Chief Executive Officer and resigned from the Board of Directors. Mr. Bakish remained employed with the Company as a Senior Advisor until October 31, 2024 to help ensure a seamless transition of his duties.

Discontinued Operations—Simon & Schuster, which was sold during the fourth quarter of 2023, is presented as a discontinued operation in our consolidated financial statements for all periods presented (see Note 18). Simon & Schuster was reported as the Publishing segment until we began presenting it as a discontinued operation in the fourth quarter of 2020.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Use of Estimates—The preparation of our financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may vary from these estimates under different assumptions or conditions.

Business Combinations—We generally account for business combinations using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, 100% of the assets, liabilities and certain contingent liabilities acquired, as well as amounts attributed to noncontrolling interests, are recorded at fair value. Any transaction costs are expensed as incurred.

Cash and Cash Equivalents—Cash and cash equivalents consist of cash on hand and highly liquid investments with maturities of three months or less at the date of purchase, including money market funds, U.S. Treasury bills, and bank time deposits.

Programming Inventory—We produce and acquire rights to programming to exhibit on our broadcast and cable networks, streaming services and broadcast television stations, and in theaters. We also produce programming for third parties. Costs for internally-produced and acquired programming inventory, including prepayments for such costs, are recorded within the non-current portion of “Programming and other inventory” on the Consolidated Balance Sheets. Prepayments for the rights to air sporting and other live events that are expected to be expensed over the next 12 months are classified within the current portion of “Programming and other inventory” on the Consolidated Balance Sheets.

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

In addition, production inventory is reduced by contributions from co-production partners, as applicable, and tax incentives earned for qualified production spending in certain U.S. states and international locations. As a result, the benefit of these items will be recognized through reduced amortization over the life of the related content. Included in “Other current assets” and “Other assets” on the Consolidated Balance Sheet at December 31, 2024 were receivables for production tax incentives of $0.6 billion and $1.3 billion, respectively.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Television and feature film programming and production costs, including inventory amortization, development costs, residuals and participations and impairment charges that occur as part of our normal operations are included within “Operating expenses” on the Consolidated Statements of Operations.

For 2024 and 2023, we incurred programming charges as a result of major strategic changes to our content strategy, as further described in Note 3. These programming charges, which include impairment charges, development cost write-offs and contract termination costs, are included within “Programming charges” on the Consolidated Statements of Operations (see Note 3).

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

Revenue Allowances—DVDs and Blu-ray discs are generally sold with a right of return. We record a provision for sales returns and allowances at the time of sale based upon an estimate of future returns, rebates and other incentives. In determining this provision, we consider sources of qualitative and quantitative evidence including forecast sales data, customers’ rights of return, sales levels for units already shipped, historical return rates for similar products, current economic trends, the competitive environment, promotions and our sales strategies. Reserves for sales returns and allowances of $17 million and $40 million at December 31, 2024 and 2023, respectively, are recorded in “Other current liabilities” on the Consolidated Balance Sheets.

Reserves for accounts receivable reflect our expected credit losses, which are estimated based on historical experience, as well as current and expected economic conditions and industry trends. Our allowance for credit losses was $125 million and $120 million at December 31, 2024 and 2023, respectively. The provision for doubtful accounts charged to expense was $39 million in 2024, $26 million in 2023 and $40 million in 2022.

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

Advertising—Advertising costs are expensed as incurred. We incurred total advertising expenses of $2.53 billion in 2024, $2.90 billion in 2023 and $2.69 billion in 2022.

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

Net Earnings (Loss) per Common Share—Basic net earnings (loss) per share (“EPS”) is based upon net earnings (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period.  Net earnings (loss) available to common stockholders is calculated as net earnings (loss) from continuing operations or net earnings (loss), as applicable, adjusted to include dividends on our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). On April 1, 2024, all outstanding shares of our Mandatory Convertible Preferred Stock were automatically and mandatorily converted into shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024 (see Note 13).

Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and vesting of restricted share units (“RSUs”) or performance share units (“PSUs”) only in the periods in which such effect would have been dilutive. In periods prior to the conversion of our preferred stock, diluted EPS also reflected the effect of the assumed conversion of preferred stock, when dilutive, which included the issuance of common shares in the weighted average number of shares and excluded the above-mentioned preferred stock dividend adjustment to net earnings (loss) available to common stockholders.

All of our stock options and RSUs, which totaled 28 million and 19 million for the years ended December 31, 2024 and 2023, respectively, were excluded from the calculations of diluted EPS because their inclusion would have been antidilutive since we reported a net loss in each of these years. Stock options and RSUs totaling 11 million for the year ended December 31, 2022 were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive. Also excluded from the calculation of diluted EPS for the year ended December 31, 2024 prior to the preferred stock conversion discussed above, and for the years ended December 31, 2023 and 2022, was the effect of the assumed conversion of our 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive. The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2024	2023	2022
(in millions)
Weighted average shares for basic EPS	664	652	649
Dilutive effect of shares issuable under stock-based compensation plans	—	—	1
Weighted average shares for diluted EPS	664	652	650
Because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net earnings (loss) from continuing operations and net earnings (loss) used in our calculation of diluted EPS for each of the years ended December 31, 2024, 2023 and 2022 include a reduction for the preferred stock dividends recorded during the periods prior to the April 2024 conversion. The table below presents a reconciliation of net earnings (loss) from continuing operations and net earnings (loss) to the amounts used in the calculations of basic and diluted EPS.

Year Ended December 31,	2024	2023	2022
Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$(6,204)	$(1,284)	$725
Preferred stock dividends	(14)	(58)	(58)
Net earnings (loss) from continuing operations for basic and diluted EPS calculation	$(6,218)	$(1,342)	$667

Amounts attributable to Paramount:
Net earnings (loss)	$(6,190)	$(608)	$1,104
Preferred stock dividends	(14)	(58)	(58)
Net earnings (loss) for basic and diluted EPS calculation	$(6,204)	$(666)	$1,046
Stock-based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost is recognized over the vesting period during which an employee is required to provide service in exchange for the award.

Recently Adopted Accounting Pronouncements
Segment Reporting
During the fourth quarter of 2024, we adopted amended Financial Accounting Standards Board (“FASB”) guidance for segment reporting, which requires the disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure of segment profit or loss (“segment measure”), as well as the disclosure of the other segment items comprising the difference between segment revenues less these significant segment expenses and the segment measure. The update also requires us to disclose the title and position of the CODM and to describe how the CODM utilizes the segment measure to assess segment performance and allocate resources. In addition, the update aligns the interim disclosure requirements for segment profit or loss and assets with the annual requirements. We applied this guidance to all periods presented (See Note 17).

Accounting Pronouncements Not Yet Adopted
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
2) PROPERTY AND EQUIPMENT

At December 31,	2024	2023
Land	$370	$373
Buildings	889	881
Equipment and other	3,987	3,916
	5,246	5,170
Less: Accumulated depreciation	3,680	3,504
Property and equipment, net	$1,566	$1,666

Year Ended December 31,	2024	2023	2022
Depreciation expense	$364	$383	$337

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

3) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at December 31, 2024 and 2023, grouped by type and predominant monetization strategy.

At December 31,	2024	2023
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,168	$3,318
Internally-produced television and film programming:
Released	6,847	6,666
In process and other	2,292	2,028

Individual Monetization:
Acquired libraries	308	348
Films:
Released	877	624
Completed, not yet released	42	179
In process and other	960	1,211
Internally-produced television programming:
Released	638	496
In process and other	195	361
Home entertainment	26	34
Total programming and other inventory	15,353	15,265
Less current portion	1,429	1,414
Total noncurrent programming and other inventory	$13,924	$13,851
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

Year Ended December 31,	2024	2023	2022
Acquired program rights	$5,482	$5,331	$5,018

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$1,608	$2,065	$2,104
Film group monetization	$4,898	$5,097	$5,187
Programming Charges
During 2023 and 2024, we implemented major strategic changes to our content strategy that resulted in the removal of significant levels of content from our platforms, abandonment of development projects and termination of certain programming agreements. In 2023, we combined Paramount+ and Showtime into a single integrated product offering across both the linear and streaming services and began a strategic review of our international content portfolio in order to rationalize our international product offerings as we shifted to a global programming strategy. Leading up to these changes, we performed a comprehensive review of the combined content portfolio of Showtime and Paramount+ and our international content portfolio. As a result of this review, we identified content that did not align with the strategy for our newly combined product offering and content that was not aligned with the type of programming being utilized across our various platforms in accordance with a global programming strategy, which led to content being removed from our platforms, the abandonment of development projects, and the termination of programming agreements. This review continued in the first quarter of 2024 and resulted in the removal of a significant volume of additional content from our platforms, the abandonment of development projects, and the termination of programming agreements, particularly

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

internationally, including locally-produced content and domestic titles that no longer aligned with our shift to a global programming strategy.

The removal of this content from our platforms was a triggering event that required us to assess whether the affected programming assets were impaired. Our impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and we had no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. As a result, we recorded programming charges in the applicable periods to write down the carrying value of the impacted titles to their estimated fair value. Programming charges totaled $1.12 billion in 2024, and were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs. Programming charges in 2023 totaled $2.37 billion, and were comprised of $1.97 billion for the impairment of content to its estimated fair value and $402 million for development cost write-offs and contract termination costs.

The following table presents the estimated expected amortization over each of the next three years of released programming inventory on the Consolidated Balance Sheet at December 31, 2024.

	2025	2026	2027
Acquired program rights	$2,292	$470	$245

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$935	$193	$135
Film group monetization	$3,266	$1,666	$1,004
During the year ending December 31, 2025, we expect to amortize approximately $33 million of our completed, not yet released film inventory, which is monetized on an individual basis.
4) GOODWILL AND OTHER INTANGIBLE ASSETS
We perform fair value-based impairment tests of goodwill and intangible assets with indefinite lives, comprised primarily of television FCC licenses, on an annual basis, and also between annual tests if an event occurs or if circumstances change that would more likely than not reduce the fair value of a reporting unit or an indefinite-lived intangible asset below its carrying value.

Goodwill
Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. At December 31, 2024, we had five reporting units.

Interim Impairment Tests
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

The impairment test for our Cable Networks reporting unit indicated that a goodwill impairment charge of $5.98 billion was required, which represented the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment during the second quarter of 2024, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

affiliate market indicators noted above, and the estimated total company market value indicated by the Transactions and the NAI Transaction. The estimated fair value of our Cable Networks reporting unit was based on the discounted cash flow method. The discounted cash flow method, which estimates fair value based on the present value of future cash flows, requires us to make various assumptions regarding the timing and amount of these cash flows, including growth rates, operating margins and capital expenditures for a projection period, plus the terminal value of the business at the end of the projection period. The assumptions about future cash flows are based on our internal forecasts of the applicable reporting unit, which incorporate our long-term business plans and historical trends. The terminal value is estimated using a long-term growth rate, which is based on expected trends and projections for the relevant industry. A discount rate is determined for the reporting unit based on the risks of achieving the future cash flows, including risks applicable to the industry and market as a whole, as well as the capital structure of comparable entities. For the impairment test of our Cable Networks reporting unit, we utilized a discount rate of 11% and a terminal value that was based on a long-term growth rate of (3)%.

The fair values of the remaining reporting units exceeded their respective carrying values and therefore no impairment charge was required. Three reporting units had fair values that exceeded their respective carrying values by less than 10% and the remaining reporting unit had a fair value that exceeded its carrying value by a significant amount.

Annual Impairment Tests
For the 2024 annual impairment test, we performed qualitative assessments for all of our reporting units with goodwill balances. For each reporting unit, we weighed the relative impact of reporting-unit-specific, industry, and macroeconomic factors, and considered changes in each since the second quarter quantitative impairment tests. The reporting unit specific factors that were considered included updated financial forecasts, actual performance and changes to the reporting units’ carrying amounts. For each industry in which the reporting units operate, we considered changes to revenue and earnings multiples of publicly traded companies with operations and economic characteristics comparable to each of our reporting units, growth projections from independent sources and significant developments within the industry. We also considered macroeconomic and market factors, including changes in interest rates and changes in our market capitalization.

Considering the aggregation of all relevant factors, we concluded that it is not more likely than not that the fair values of our reporting units are less than their respective carrying values. Therefore, performing a quantitative impairment test for these reporting units was unnecessary.

FCC Licenses
FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. At December 31, 2024, we had 14 television markets with FCC license book values.

Quantitative impairment tests for our FCC licenses are performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of the licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected long-range inflation and industry projections.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Interim Impairment Tests
For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our FCC licenses, including projections by geographic market, and determined that quantitative interim impairment tests were necessary for eight television markets in which we hold FCC licenses. These tests, for which we used a discount rate of 8% and a long-term growth rate of 0%, indicated that the estimated fair values of FCC licenses in two of the eight markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge of $15 million during the three months ended June 30, 2024 to write down the carrying values of these FCC licenses to their aggregate estimated fair value. The impairment charge, which was recorded within the TV Media segment, was primarily the result of recent declines in industry projections.

For the third quarter of 2024, as a result of a further decline in industry-projected long-term growth rates, we determined that a quantitative interim impairment test was necessary for each of our 14 markets with FCC license book values, which totaled $2.29 billion prior to the impairment tests. The tests indicated that the estimated fair values of FCC licenses in five of the 14 markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $104 million during the three months ended September 30, 2024, to write down the carrying values of FCC licenses in these five markets to their aggregate estimated fair value. The impairment charge, which was recorded within the TV Media segment, was primarily the result of a reduction in the long-term growth rate utilized in the impairment tests to (2)%. The estimated fair values of FCC licenses in the remaining nine markets exceeded their carrying values by more than 10%.

Annual Impairment Tests
For the 2024 annual impairment test, we performed qualitative assessments for nine television markets. For each market, we weighed the relative impact of market-specific and macroeconomic factors as well as the changes in these factors and their impact on discount rates and growth rates since our last quantitative test in the third quarter of 2024. The market-specific factors considered include recent projections by geographic market from both independent and internal sources for revenue and operating costs, as well as average market share. Based on the qualitative assessments, we concluded that it is not more likely than not that the fair values of the FCC licenses in each of these television markets are less than their respective carrying values. Therefore, performing a quantitative impairment test on these markets was unnecessary.

We performed a quantitative impairment test for the FCC licenses in the remaining five markets. The FCC licenses in these markets were written down to their fair value as of September 30, 2024 in connection with the third quarter 2024 interim impairment test discussed above. The discount rate and the long-term growth rate used in the annual test were 7.5% and (2)%, respectively. The annual impairment tests indicated that the estimated fair values of FCC licenses in each of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $22 million within the TV Media segment during the fourth quarter of 2024 to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $1.01 billion. This impairment charge was primarily the result of updated market data.

In addition, we performed a quantitative impairment test for our Australian broadcast licenses using the Greenfield Discounted Cash Flow Method, which indicated that the estimated fair value of these licenses was lower than their carrying value. Accordingly, we recorded an impairment charge of $8 million within the TV Media segment to write down the carrying value of these licenses to $13 million.

For the 2023 annual test for FCC licenses, we performed a quantitative impairment test for eight U.S. television markets. The impairment tests indicated that the estimated fair values of FCC licenses in five of the markets were below their respective carrying values. Accordingly, we recorded an impairment charge of $83 million to write

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

down the carrying values of these FCC licenses to their aggregate estimated fair value. The impairment charge, which is recorded within the TV Media segment, was primarily due to increased market volatility and higher interest rates in the fourth quarter of 2023 compared to the prior quarters of 2023 and the fourth quarter of 2022, which resulted in a higher discount rate.

The following tables present the changes in the book value of goodwill by segment for the years ended December 31, 2024 and 2023.

	Balance at		Foreign	Balance at
	December 31, 2023	Impairment	Currency	December 31, 2024
TV Media:
Goodwill	$24,522	$—	$(27)	$24,495
Accumulated impairment losses	(13,354)	(5,981)	—	(19,335)
Goodwill, net of impairment	11,168	(5,981)	(27)	5,160
Direct-to-Consumer
Goodwill	2,728	—	—	2,728
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,728	—	—	2,728
Filmed Entertainment:
Goodwill	2,620	—	—	2,620
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,620	—	—	2,620
Total:
Goodwill	29,870	—	(27)	29,843
Accumulated impairment losses	(13,354)	(5,981)	—	(19,335)
Goodwill, net of impairment	$16,516	$(5,981)	$(27)	$10,508

	Balance at	Acquisitions /	Foreign	Balance at
	December 31, 2022	(Dispositions)	Currency	December 31, 2023
TV Media:
Goodwill	$24,505	$(12)	$29	$24,522
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	11,151	(12)	29	11,168
Direct-to-Consumer:
Goodwill	2,728	—	—	2,728
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,728	—	—	2,728
Filmed Entertainment:
Goodwill	2,620	—	—	2,620
Accumulated impairment losses	—	—	—	—
Goodwill, net of impairment	2,620	—	—	2,620
Total:
Goodwill	29,853	(12)	29	29,870
Accumulated impairment losses	(13,354)	—	—	(13,354)
Goodwill, net of impairment	$16,499	$(12)	$29	$16,516

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Our intangible assets were as follows:

		Accumulated
At December 31, 2024	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$241	$(166)	$75
Licenses	127	(68)	59
Customer agreements	121	(103)	18
Other intangible assets	238	(196)	42
Total intangible assets subject to amortization	727	(533)	194
FCC licenses	2,165	—	2,165
International broadcast licenses	13	—	13
Other intangible assets	34	—	34
Total intangible assets	$2,939	$(533)	$2,406

		Accumulated
At December 31, 2023	Gross	Amortization	Net
Intangible assets subject to amortization:
Trade names	$242	$(154)	$88
Licenses	129	(62)	67
Customer agreements	124	(102)	22
Other intangible assets	239	(192)	47
Total intangible assets subject to amortization	734	(510)	224
FCC licenses	2,306	—	2,306
International broadcast licenses	25	—	25
Other intangible assets	34	—	34
Total intangible assets	$3,099	$(510)	$2,589
Amortization expense was as follows:

Year Ended December 31,	2024	2023	2022
Amortization expense	$28	$35	$41
We expect our aggregate annual amortization expense for existing intangible assets subject to amortization for each of the years, 2025 through 2029, to be as follows:

	2025	2026	2027	2028	2029
Future amortization expense	$24	$23	$22	$22	$20

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

5) RESTRUCTURING, TRANSACTION-RELATED ITEMS, AND OTHER CORPORATE MATTERS
During the years ended December 31, 2024, 2023 and 2022, we recorded the following restructuring charges, transaction-related items, and other corporate matters.

Year Ended December 31,	2024	2023	2022
Severance (a)	$523	$67	$260
Exit costs	31	35	68
Restructuring charges	554	102	328
Transaction-related items	62	(156)	211
Other corporate matters	131	23	46
Restructuring, transaction-related items, and other corporate matters	$747	$(31)	$585
(a) Severance costs include the accelerated vesting of stock-based compensation.

Restructuring Charges
In 2024, 2023 and 2022, we recorded severance charges of $523 million, $67 million, and $260 million, respectively, associated with a series of strategic initiatives designed to streamline and transform our organization. 2024 included amounts related to restructuring our global workforce and the exit of our former CEO. For 2023 and 2022, the actions that gave rise to these severance costs included our 2022 operating segment realignment, the integration of Showtime into Paramount+, and the restructuring of our international operations. In addition, during 2023, certain eligible employees voluntarily elected to participate in a plan under which they are receiving one-time severance benefits, resulting in $13 million of severance costs.

We also recorded charges of $31 million, $35 million and $68 million in 2024, 2023, and 2022, respectively, for the impairment of lease assets that we ceased use of in connection with initiatives in recent years to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected discounted future cash flows of the lease assets, and the carrying values.

The following is a rollforward of our restructuring liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. The restructuring liability at December 31, 2024, which principally relates to severance payments, is expected to be substantially paid by the end of 2025.

		2024 Activity
	Balance at December 31, 2023	Charges (a)	Payments	Balance at December 31, 2024
TV Media	$162	$181	$(187)	$156
Direct-to-Consumer	6	66	(36)	36
Filmed Entertainment	14	70	(38)	46
Corporate	10	171	(70)	111
Total	$192	$488	$(331)	$349

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

		2023 Activity
	Balance at December 31, 2022	Charges (a)	Payments	Balance at December 31, 2023
TV Media	$251	$42	$(131)	$162
Direct-to-Consumer	8	3	(5)	6
Filmed Entertainment	29	5	(20)	14
Corporate	14	12	(16)	10
Total	$302	$62	$(172)	$192
(a) For the years ended December 31, 2024 and 2023, excludes stock-based compensation expense of $35 million and $5 million, respectively, and lease asset impairments of $31 million and $35 million, respectively.
Transaction-Related Items
In 2024, we recorded costs for transaction-related items of $62 million associated with legal and advisory services related to the Transactions. In 2023, we recorded a benefit of $156 million, principally associated with stockholder litigation related to the 2019 merger of Viacom Inc. (“Viacom”) and CBS Corporation (“CBS”), consisting of $120 million from a settlement received in the fourth quarter of 2023, as well as insurance recoveries. In 2022, we recorded costs for transaction-related items of $211 million associated with these stockholder legal matters, including $122.5 million for a litigation settlement.
Other Corporate Matters
In 2024, we recorded charges for other corporate matters of $131 million, comprised of $74 million associated with the abandonment of developed technology and $57 million to increase our accrual for asbestos matters as discussed under Legal Matters—Claims Related to Former Businesses—Asbestos in Note 19. In 2023, we recorded a charge to increase our accrual for asbestos matters by $23 million. In 2022, we recorded charges for other corporate matters of $46 million following Russia’s invasion of Ukraine, principally to reserve against amounts due from counterparties in Russia, Belarus and Ukraine.
6) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. (“NAI”) is the controlling stockholder of the Company. At December 31, 2024, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.5% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

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

Year Ended December 31,	2024	2023	2022
Revenues	$273	$322	$358

Operating costs (a)	$114	$24	$24
(a) Includes costs expensed as operating expenses in each year. 2024 also includes costs capitalized in programming assets during the year.

At December 31,	2024	2023
Receivables, net	$190	$193

Other assets (Receivables, noncurrent)	$82	$101
Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
7) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 17 for revenues by segment disaggregated into these categories.

Year Ended December 31,	2024	2023	2022
Revenues by Type:
Advertising	$10,295	$9,989	$10,890
Affiliate and subscription	13,153	13,018	11,551
Theatrical	813	813	1,223
Licensing and other	4,952	5,832	6,490
Total Revenues	$29,213	$29,652	$30,154

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Receivables
Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $1.03 billion and $1.39 billion at December 31, 2024 and 2023, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Our receivables do not represent significant concentrations of credit risk at December 31, 2024 or 2023, due to the wide variety of customers, markets and geographic areas to which our products and services are sold.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.9 billion, $0.8 billion and $1.06 billion at December 31, 2024, 2023 and 2022, respectively. We recognized revenues of $0.7 billion for the year ended December 31, 2024 and $0.9 billion for each of the years ended December 31, 2023 and 2022 that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At December 31, 2024, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $7 billion, of which $3 billion is expected to be recognized in 2025, $2 billion in 2026, $1 billion in 2027, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements, we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of $0.5 billion for the year ended December 31, 2024 and $0.4 billion for each of the years ended December 31, 2023 and 2022 from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period. The amount for the year ended December 31, 2024 also included advertising revenue from amounts recognized during 2024 for the underreporting of revenue by an international advertising sales agent in prior periods.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

8) DEBT
Our debt consists of the following:

At December 31,	2024	2023
4.75% Senior Notes due 2025	$—	$125
4.0% Senior Notes due 2026	346	345
3.70% (2024) and 3.45% (2023) Senior Notes due 2026	86	86
2.90% Senior Notes due 2027	582	581
3.375% Senior Notes due 2028	498	497
3.70% Senior Notes due 2028	496	495
4.20% Senior Notes due 2029	496	496
7.875% Senior Debentures due 2030	829	830
4.95% Senior Notes due 2031	1,232	1,229
4.20% Senior Notes due 2032	980	977
5.50% Senior Debentures due 2033	428	428
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,072	1,071
6.75% Senior Debentures due 2037	76	75
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	490	489
4.375% Senior Debentures due 2043	1,146	1,138
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,235	1,234
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	542	541
4.60% Senior Notes due 2045	591	591
4.95% Senior Notes due 2050	950	948
6.25% Junior Subordinated Debentures due 2057	644	643
6.375% Junior Subordinated Debentures due 2062	989	989
Obligations under finance leases	—	1
Total debt (a)	14,501	14,602
Less current portion of long-term debt	—	1
Total long-term debt, net of current portion	$14,501	$14,601
(a) At December 31, 2024 and 2023, the senior and junior debt balances included (i) a net unamortized discount of $401 million and $419 million, respectively, and (ii) unamortized deferred financing costs of $74 million and $81 million, respectively. The face value of our total debt was $14.98 billion at December 31, 2024 and $15.10 billion at December 31, 2023.

Senior Debt
During the fourth quarter of 2024, we redeemed our $126 million of outstanding 4.75% senior notes due in 2025 at par.

During 2023, we repurchased $1.04 billion of our outstanding senior notes due between 2025 and 2027 through a tender offer, for an aggregate repurchase price of $1.00 billion. These repurchases resulted in a pre-tax gain on extinguishment of debt of $29 million. In 2023, we also repaid our $139 million of 7.875% debentures and $35 million of 7.125% senior notes, each at maturity.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Our outstanding senior notes and debentures provide for certain covenant packages typical for an investment grade company. We have senior notes and debentures with a total face value of $9.54 billion that have an acceleration trigger that requires us to make a redemption offer at 101% of the principal amount plus accrued and unpaid interest in the event of ratings downgrades to below investment grade by all three ratings agencies (Moody’s Investors Service, Inc., S&P Global Ratings and Fitch Ratings, Ltd.) due to a change of control.

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

Our $644 million of 6.25% junior subordinated debentures due February 2057 accrue interest at the stated fixed rate until February 28, 2027, on which date the rate will switch to a floating rate. Under the terms of the debentures the floating rate is based on three-month LIBOR plus 3.899%, reset quarterly, however, with the phasing out of LIBOR and the passage of the Adjustable Interest Rate (LIBOR) Act, signed into law on March 15, 2022, it is expected that the 6.25% junior subordinated debentures due 2057 will, upon switching to a floating rate, bear interest at a replacement rate based on three-month CME Term Secured Overnight Financing Rate (SOFR). These debentures can be called by us at par at any time after the expiration of the fixed-rate period.

Our junior subordinated debentures, which have a total face value of $1.65 billion, also provide for certain covenant packages. In the event of ratings downgrades by all three rating agencies due to a change of control, there is a provision in the junior subordinated debentures that requires us to either elect to redeem the debentures at 101% of the principal amount plus accrued and unpaid interest or, if we elect not to redeem the debentures, the interest rate will be increased by 5 percentage points.

Long-Term Debt Maturities
At December 31, 2024, our scheduled maturities of long-term debt at face value, which excludes payments for the related interest and finance leases, were as follows:

						2030 and
	2025	2026	2027	2028	2029	Thereafter
Long-term debt	$—	$433	$584	$1,000	$500	$12,459
Commercial Paper
At both December 31, 2024 and 2023, we had no outstanding commercial paper borrowings.

Credit Facility
At December 31, 2024, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At December 31, 2024, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.5x for the quarter ended December 31, 2024 and will remain at this level for the quarter ending March 31, 2025. The Leverage Ratio will then decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. The maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio is $1.50 billion. We met the covenant as of December 31, 2024.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. On August 1, 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Note 19), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. In addition, the amendments increase the amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio to $3.0 billion. These amendments will only become operative upon closing of the Transactions (see Note 1).

Other Bank Borrowings
At both December 31, 2024 and 2023, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.
9) LEASES
Lessee Contracts
We have operating leases primarily for office space, equipment, satellite transponders and studio facilities. We also have finance leases for equipment, which were not material for the periods presented. Lease costs are generally fixed, with certain contracts containing variable payments for non-lease costs based on usage and escalations in the lessors’ annual costs.

At December 31, 2024 and 2023, the following amounts were recorded on the Consolidated Balance Sheets relating to our operating leases.

	2024	2023
Right-of-Use Assets
Operating lease assets	$1,012	$1,183

Lease Liabilities
Other current liabilities	$284	$258
Operating lease liabilities	1,048	1,256
Total lease liabilities	$1,332	$1,514

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	2024	2023
Weighted average remaining lease term	6 years	7 years

Weighted average discount rate	3.8%	3.9%
The following table presents our lease cost relating to our operating leases.

Year Ended December 31,	2024	2023	2022
Operating lease cost (a) (b)	$301	$332	$373
Short-term lease cost (b) (c)	181	229	306
Variable lease cost (b) (d)	84	76	77
Sublease income	(7)	(7)	(12)
Total lease cost	$559	$630	$744
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

The following table presents supplemental cash flow information for our operating leases.

Year Ended December 31,	2024	2023	2022
Payments for amounts included in operating lease liabilities (operating cash flows)	$338	$368	$394

Noncash additions to operating lease assets	$130	$123	$170
The expected future payments relating to our operating lease liabilities at December 31, 2024 are as follows:

2025	$333
2026	265
2027	215
2028	196
2029	152
2030 and thereafter	371
Total minimum payments	1,532
Less amounts representing interest	200
Present value of minimum payments	$1,332
As of December 31, 2024, we had no material leases that were executed but not yet commenced.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Lessor Contracts
For each of the years ended December 31, 2024 and 2023, we recorded total lease income of $34 million and for the year ended December 31, 2022 we recorded total lease income of $65 million, which relates to operating leases of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. Our future fixed lease income is not expected to be material.
10) FINANCIAL INSTRUMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At December 31, 2024 and 2023, the carrying value of our outstanding notes and debentures was $14.50 billion and $14.60 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy) was $13.3 billion and $13.6 billion, respectively.

Investments
At December 31, 2024 and 2023, included in “Other assets” on the Consolidated Balance Sheets are equity-method investments of $99 million and $96 million, respectively, and equity investments without a readily determinable fair value for which we have no significant influence of $86 million and $612 million, respectively.

In 2023, our ownership of Viacom18 was diluted from 49% to 13% following investment by other parties. The difference between the carrying value of our 49% interest and the fair value of our 13% interest, as indicated by the additional investments, resulted in a noncash gain of $168 million in 2023. In November 2024, we completed the sale of the remaining 13% interest in Viacom18 to its majority interest holder, for an aggregate purchase price of $508 million, which resulted in a loss of $13 million. The loss in 2024 and the gain in 2023 were recorded in “Gain (loss) from investments” on the Consolidated Statements of Operations for the years ended December 31, 2024 and 2023, respectively.

At December 31, 2024, our equity-method investments include a 50% interest in SkyShowtime, a joint venture formed in 2022, which launched a new subscription streaming service in certain European territories, as well as interests in several international television joint ventures. For the year ended December 31, 2023, “Equity in loss of investee companies, net of tax” on the Consolidated Statement of Operations included an impairment charge of $16 million relating to an international television joint venture.

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

Foreign Exchange Contracts
We use derivative financial instruments primarily to manage our exposure to movements in foreign currency exchange rates when translating from the foreign local currency to the U.S. dollar. We do not use derivative instruments unless there is an underlying exposure and, therefore, we do not hold or enter into derivative financial instruments for speculative trading purposes.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Foreign currency forward contracts have principally been used to manage our exposure for currencies such as the British pound, the euro, the Canadian dollar and the Australian dollar, generally for periods up to 24 months. We designate forward contracts used to hedge committed and forecasted foreign currency transactions, including future production costs and programming obligations, as cash flow hedges. We also enter into non-designated forward contracts to hedge non-U.S. dollar denominated assets, liabilities, and cash flows.

In the third quarter of 2024, we entered into a foreign currency option contract to mitigate the exchange rate risk of the Indian rupee-denominated sale of our interest in Viacom18. The option contract had a notional amount of 42.86 billion Indian rupees and was settled upon closing of the transaction in November 2024. Changes in the fair value of this hedge were recognized in “Other items, net” on the Consolidated Statement of Operations in the periods incurred. We recognized a total loss of $5 million on this contract, which is included in the table below.

At December 31, 2024 and 2023, the notional amount of all foreign currency contracts was $2.75 billion and $2.72 billion, respectively. For 2024, $2.39 billion related to future production costs and $358 million related to our foreign currency assets and liabilities. For 2023, $2.20 billion related to future production costs and $523 million related to our foreign currency assets and liabilities.

Gains (losses) recognized on derivative financial instruments were as follows:

Year Ended December 31,	2024	2023	Financial Statement Account
Non-designated foreign exchange contracts	$13	$(10)	Other items, net

We continually monitor our positions with, and credit quality of, the financial institutions that are counterparties to our financial instruments. We are exposed to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not anticipate nonperformance by the counterparties.
11) FAIR VALUE MEASUREMENTS
The table below presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

At December 31,	2024	2023
Assets:
Foreign currency hedges	$45	$40
Total Assets	$45	$40
Liabilities:
Deferred compensation	$385	$366
Foreign currency hedges	48	30
Total Liabilities	$433	$396

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The estimated fair values of our assets that were impaired during the periods presented were determined using Level 3 inputs. See Notes 3 and 4.
12) VARIABLE INTEREST ENTITIES
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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

At December 31,	2024	2023
Total assets	$1,825	$1,886

Total liabilities	$198	$232

Year Ended December 31,	2024	2023	2022
Revenues	$530	$598	$524

Operating loss	$(124)	$(107)	$(56)
13) STOCKHOLDERS’ EQUITY
In general, the Company’s Class A Common Stock and Class B Common Stock have the same economic rights; however, holders of the Company’s Class B Common Stock do not have any voting rights, except as required by law. Holders of the Company’s Class A Common Stock are entitled to one vote per share with respect to all matters on which the holders of the Company’s Common Stock are entitled to vote.

Mandatory Convertible Preferred Stock
At December 31, 2023, there were 10 million shares of our Mandatory Convertible Preferred Stock outstanding. During the first quarter of 2024, 0.3 million shares of Mandatory Convertible Preferred Stock were voluntarily converted into Class B Common Stock at a conversion rate of 1.0013 shares. On April 1, 2024, each of the remaining 9.7 million outstanding shares of our Mandatory Convertible Preferred Stock automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock, resulting in the issuance of 11.5 million shares of Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock and our Mandatory Convertible Preferred Stock for the years ended December 31, 2024, 2023 and 2022.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2024	2023	2022
Class A and Class B Common Stock
Dividends declared per common share	$.20	$.39	$.96

Total common stock dividends	$138	$261	$635

Mandatory Convertible Preferred Stock
Dividends declared per preferred share	$1.4375	$5.75	$5.75

Total preferred stock dividends	$14	$58	$58

Treasury Stock
At December 31, 2024, we had $2.36 billion of authorization remaining under our share repurchase program. We did not repurchase any shares of our common stock in the three years ended December 31, 2024.

Common Stock Conversion Rights
Holders of Class A Common Stock have the right to convert their shares to Class B Common Stock as long as there are at least 5,000 shares of Class A Common Stock outstanding. In 2024, 2023, and 2022, conversions of Class A Common Stock into Class B Common Stock were minimal.

Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in the components of accumulated other comprehensive income (loss).

	Continuing Operations		Discontinued Operations
		Net Actuarial		Accumulated
	Cumulative	Loss and	Other	Other
	Translation	Prior	Comprehensive	Comprehensive
	Adjustments	Service Cost	Income (Loss) (a)	Loss
At December 31, 2021	$(445)	$(1,434)	$(23)	$(1,902)
Other comprehensive income (loss) before reclassifications	(235)	273	(7)	31
Reclassifications to net earnings	—	64 (b)	—	64
Other comprehensive income (loss)	(235)	337	(7)	95
At December 31, 2022	(680)	(1,097)	(30)	(1,807)
Other comprehensive income (loss) before reclassifications	132	(7)	(5)	120
Reclassifications to net loss	44 (c)	52 (b)	35 (d)	131
Other comprehensive income	176	45	30	251
At December 31, 2023	(504)	(1,052)	—	(1,556)
Other comprehensive income (loss) before reclassifications	(153)	55	—	(98)
Reclassifications to net loss	—	50 (b)	—	50
Other comprehensive income (loss)	(153)	105	—	(48)
At December 31, 2024	$(657)	$(947)	$—	$(1,604)
(a) Reflects cumulative translation adjustments.
(b) Reflects amortization of net actuarial losses.
(c) Reflects amounts realized within “Gain (loss) from investments” on the Consolidated Statement of Operations in connection with the dilution of our interest in Viacom18 (see Note 10).
(d) Reflects amounts realized within “Net earnings from discontinued operations, net of tax” on the Consolidated Statement of Operations in connection with the sale of Simon & Schuster (see Note 18).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit for the years ended December 31, 2024, 2023 and 2022 of $34 million, $14 million and $108 million, respectively.
14) STOCK-BASED COMPENSATION
We have long-term equity-based incentive plans (the “Plans”) under which stock options, RSUs and PSUs are issued. The purpose of the Plans is to benefit and advance the interests of our company by attracting, retaining and motivating participants and to compensate participants for their contributions to the financial success of our company. The Plans provide for awards of stock options, stock appreciation rights, restricted and unrestricted shares, RSUs, dividend equivalents, performance awards and other equity-related awards. RSUs and PSUs accrue dividends each time we declare a quarterly cash dividend, which are paid upon vesting when the shares are delivered and are forfeited if the award does not vest. Upon exercise of stock options or vesting of RSUs and PSUs, we issue new shares from our existing authorization. At December 31, 2024, there were 38 million shares available for future grant under the Plans. Stock-based compensation awards were also granted under Viacom’s equity incentive plans until December 31, 2020. Upon exercise of outstanding stock options or vesting of RSUs and PSUs previously granted under Viacom’s equity incentive plans, shares may be issued from Viacom’s previous authorization or from treasury stock.
The following table summarizes stock-based compensation expense for the years ended December 31, 2024, 2023 and 2022.

Year Ended December 31,	2024	2023	2022
RSUs and PSUs (a)	$210	$172	$155
Stock options	—	—	3
Expense included in operating and SG&A	210	172	158
Expense included in restructuring charges (b)	35	5	14
Stock-based compensation expense, before income taxes	245	177	172
Related tax benefit	(37)	(35)	(35)
Stock-based compensation expense, net of tax benefit	$208	$142	$137
(a) In connection with the Transactions, certain of the Company’s employees may become entitled to payments and benefits that, in accordance with Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended, may not be deductible for tax purposes by the Company and result in an excise tax for the employees. To mitigate the potential tax impacts, the Compensation Committee of the Company’s Board of Directors approved the immediate vesting and settlement in shares of the Company’s Class B Common Stock of (a) 3,414,007 RSUs that were previously granted to 77 employees and scheduled to vest in future years and (b) 634,075 PSUs, comprising the target awards previously-granted with performance periods ending in calendar years 2026 and 2027 for three executives, for which performance-based vesting conditions would otherwise have been deemed achieved at target performance for purposes of the conversion of the PSUs pursuant to the Transaction Agreement. As a result of these modifications, we recorded $31 million of stock-based compensation expense during the three months ended December 31, 2024.
(b) Reflects accelerations as a result of restructuring activities, which are included in “Restructuring, transaction-related items, and other corporate matters” on the Consolidated Statements of Operations.
Included in net earnings from discontinued operations was stock-based compensation expense of $2 million and $3 million for the years ended December 31, 2023 and 2022, respectively.

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

For PSU awards with a market condition, the number of shares to be issued upon vesting is based on the total shareholder return of the Company’s Class B Common Stock measured against the companies comprising the S&P 500 Index or a defined peer group over a designated measurement period. Certain other PSU awards are based on the achievement of established internal operating goals. The fair value of PSU awards with a market condition is determined using a Monte Carlo simulation model, and is expensed over the required employee service period. Compensation expense for these PSUs is not adjusted for the actual number of shares issued based on the outcome of the market condition for completed performance periods. The fair value of PSU awards with internal performance conditions is based on the market price of the shares on the date of grant, and is expensed based on the probable outcome of internal performance metrics and subsequently adjusted to reflect the actual shares issued based on the outcome of the performance metrics for completed performance periods. For all PSU awards, if the required service period is not completed, the award is forfeited, and compensation expense is adjusted. The fair value of PSU awards granted during the year ended December 31, 2024 was $41 million and during each of the years ended December 31, 2023 and 2022 was $43 million.

The weighted average grant date fair value of RSUs and PSUs granted was $10.97, $22.83 and $31.58 in 2024, 2023, and 2022, respectively. The total market value of RSUs and PSUs that vested during 2024, 2023, and 2022 was $130 million, $74 million and $77 million, respectively. Total unrecognized compensation cost related to non-vested RSUs and PSUs at December 31, 2024 was $183 million, which is expected to be recognized over a weighted average period of 1.74 years.

The following table summarizes our RSU and PSU share activity:

		Weighted Average
	Shares	Grant Date Fair Value
Non-vested at December 31, 2023	15,504,261	$26.38
Granted (a)	20,970,112	$10.97
Vested	(12,139,195)	$20.27
Forfeited	(4,085,536)	$17.37
Non-vested at December 31, 2024	20,249,642	$15.90
(a) Grant activity includes 3.6 million of PSUs at target for 2024.

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
At December 31, 2024, all stock options are vested and there is no remaining unrecognized compensation cost.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following table summarizes our stock option activity under the Plans.

		Weighted Average
	Stock Options	Exercise Price
Outstanding and Exercisable at December 31, 2023	3,545,406	$54.70
Expired	(746,960)	$55.84
Outstanding and Exercisable at December 31, 2024	2,798,446	$54.40
There were no stock option exercises during the years ended December 31, 2024, 2023 and 2022.
At December 31, 2024, stock options outstanding and exercisable have a weighted average remaining contractual life of 1.04 years. There was no intrinsic value for options outstanding and exercisable, based on our closing stock price of $10.46 at December 31, 2024.
15) INCOME TAXES
The U.S. and foreign components of earnings (loss) from continuing operations before income taxes and equity in loss of investee companies were as follows:

Year Ended December 31,	2024	2023	2022
United States	$(5,862)	$(2,039)	$324
Foreign	(315)	786	942
Total	$(6,177)	$(1,253)	$1,266
The components of the (benefit from) provision for income taxes were as follows:

Year Ended December 31,	2024	2023	2022
Current:
Federal	$121	$70	$75
State and local	56	84	64
Foreign	148	135	194
Total current	325	289	333
Deferred:
Federal	(538)	(556)	(57)
State and local	(116)	(110)	(14)
Foreign	24	16	(35)
Total deferred	(630)	(650)	(106)
(Benefit from) provision for income taxes	$(305)	$(361)	$227
In addition, included in net earnings from discontinued operations was an income tax provision of $5 million, $249 million and $77 million for 2024, 2023, and 2022, respectively.

The equity in loss of investee companies is shown net of tax on the Consolidated Statements of Operations. The tax benefit relating to losses from equity investments was $1 million in 2024, $10 million in 2023 and $33 million in 2022, which represented an effective tax rate of 0.3%, 2.7% and 13.9% for 2024, 2023, and 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The difference between income taxes expected at the U.S. federal statutory income tax rate of 21% and the (benefit from) provision for income taxes is summarized as follows:

Year Ended December 31,	2024	2023	2022
Taxes on income at U.S. federal statutory rate	$(1,297)	$(263)	$266
State and local taxes, net of federal tax benefit	(56)	(13)	44
Effect of foreign operations	74	(97)	(20)
Noncontrolling interests	(7)	(6)	(20)
Goodwill impairment	819	—	—
Interest limitation carryforward valuation allowance	101	—	—
Non-deductible expenses	55	9	11
Reorganization of foreign operations (a)	—	(4)	(72)
Tax deficiency from stock-based compensation	18	18	13
Other, net	(12)	(5)	5
(Benefit from) provision for income taxes	$(305)	$(361)	$227
(a) For 2022, reflects a deferred tax benefit resulting from the transfer of intangible assets between our subsidiaries in connection with a reorganization of our international operations. The related deferred tax asset is primarily expected to be realized over a 25-year period.
The following table summarizes the components of deferred income tax assets and liabilities.

At December 31,	2024	2023
Deferred income tax assets:
Reserves and other accrued liabilities	$354	$294
Pension, postretirement and other employee benefits	460	518
Lease liability	409	400
Tax credit and loss carryforwards	538	423
Interest limitation carryforward	114	63
Capitalized costs	180	155
Intangible assets	428	20
Investments	25	—
Other	10	10
Total deferred income tax assets	2,518	1,883
Valuation allowance	(655)	(498)
Deferred income tax assets, net	1,863	1,385
Deferred income tax liabilities:
Lease asset	(340)	(326)
Property, equipment and other assets	(89)	(140)
Investments	—	(99)
Financing obligations	(66)	(67)
Other	(16)	(14)
Total deferred income tax liabilities	(511)	(646)
Deferred income tax assets, net	$1,352	$739
At December 31, 2024, we had deferred income tax assets for federal foreign tax credit carryforwards of $52 million and net operating loss carryforwards for federal, state and local, and foreign jurisdictions of $371 million, the majority of which expire in various years from 2025 through 2036. The deferred tax asset for the U.S. interest limitation carryforward of $114 million at December 31, 2024 has an indefinite carryforward period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The 2024 and 2023 deferred income tax assets were reduced by a valuation allowance of $655 million and $498 million, respectively, principally relating to income tax benefits from capital losses and net operating losses in foreign jurisdictions and U.S. interest limitations, which are not expected to be realized.

Generally, the future remittance of foreign undistributed earnings will not be subject to U.S. federal income taxes and as a result, for substantially all of our foreign subsidiaries, we do not intend to assert indefinite reinvestment of both cash held outside of the U.S. and future cash earnings. However, a future repatriation of cash could be subject to state and local income taxes, foreign income taxes, tax on foreign currency translation gains and losses, and withholding taxes. Accordingly, as of December 31, 2024, we recorded deferred income tax liabilities associated with future repatriations of $13 million on the Consolidated Balance Sheet. Additional income taxes have not been provided for outside basis differences inherent in these entities, which could be recognized upon sale or other transaction, as these amounts continue to be indefinitely invested in foreign operations. The determination of the U.S. federal deferred income tax liability for such outside basis difference is not practicable.

The following table sets forth the change in the reserve for uncertain tax positions, excluding related accrued interest and penalties.

At January 1, 2022	$301
Additions for current year tax positions	16
Additions for prior year tax positions	3
Reductions for prior year tax positions	(13)
Cash settlements	(2)
Statute of limitations lapses	(2)
At December 31, 2022	303
Additions for current year tax positions	15
Additions for prior year tax positions	20
Reductions for prior year tax positions	(46)
Cash settlements	(2)
Statute of limitations lapses	(4)
At December 31, 2023	286
Additions for current year tax positions	12
Additions for prior year tax positions	3
Reductions for prior year tax positions	(14)
Cash settlements	(3)
Statute of limitations lapses	(4)
At December 31, 2024	$280
The reserve for uncertain tax positions of $280 million at December 31, 2024 includes $252 million which would affect our effective income tax rate, if and when recognized in future years. We recognized interest and penalties of $28 million, $26 million and $14 million for the years ended December 31, 2024, 2023 and 2022, respectively, in the Consolidated Statements of Operations. Liabilities for accrued interest and penalties totaling $104 million and $87 million as of December 31, 2024 and 2023, respectively, are included within “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets.

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
16) PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company and certain of its subsidiaries sponsor qualified and non-qualified defined benefit pension plans, principally non-contributory, covering eligible employees. Our pension plans consist of both funded and unfunded plans, and our domestic plans are frozen to future benefit accruals. The majority of participants in these plans are retired employees or former employees of previously divested businesses. Plan benefits are based primarily on an employee’s years of service and pay for each year that the employee participated in the plan. We fund our pension plans in accordance with the Employee Retirement Income Security Act of 1974 (“ERISA”), the Pension Protection Act of 2006, the Internal Revenue Code of 1986 and other applicable laws, rules and regulations. Plan assets consist principally of corporate bonds, equity securities, common collective trust funds, U.S. government securities and short-term investments. The Company’s Common Stock represented approximately 0.7% and 1.0% of the fair value of plan assets at December 31, 2024 and 2023, respectively.

In addition, the Company sponsors health and welfare plans that provide postretirement health care and life insurance benefits to eligible retired employees and their covered dependents. Eligibility is based in part on certain age and service requirements at the time of their retirement. Most of the plans are contributory and contain cost-sharing features such as deductibles and coinsurance, which are adjusted annually, as well as caps on the annual dollar amount we will contribute toward the cost of coverage. Claims and premiums for which we are responsible are paid with our own funds.

The pension plan disclosures herein include information related to our domestic pension and postretirement benefit plans only, unless otherwise noted. At December 31, 2024 and 2023, the Consolidated Balance Sheets also include a liability of $31 million and $44 million, respectively, in “Pension and postretirement benefit obligations” relating to our non-U.S. pension plans and certain other retirement severance plans.

We use a December 31 measurement date for all pension and other postretirement benefit plans.

The following table sets forth the change in benefit obligation for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation, beginning of year	$3,711	$3,661	$193	$222
Service cost	—	—	1	1
Interest cost	198	207	10	12
Actuarial (gain) loss	(93)	137	(14)	(11)
Benefits paid	(335)	(294)	(34)	(40)
Participants’ contributions	—	—	6	6
Retiree Medicare drug subsidy	—	—	3	3
Benefit obligation, end of year	$3,481	$3,711	$165	$193

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The actuarial gain of $93 million, included in the change in benefit obligation for pension benefits in 2024, was driven by a 40 basis point increase in the discount rate from December 31, 2023 to December 31, 2024.

The following table sets forth the change in plan assets for our pension and postretirement benefit plans.

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Change in plan assets:
Fair value of plan assets, beginning of year	$2,507	$2,363	$—	$—
Actual return on plan assets	100	243	—	—
Employer contributions	80	195	25	31
Benefits paid	(335)	(294)	(34)	(40)
Participants’ contributions	—	—	6	6
Retiree Medicare drug subsidy	—	—	3	3
Fair value of plan assets, end of year	$2,352	$2,507	$—	$—
The funded status of pension and postretirement benefit obligations and the related amounts recognized on the Consolidated Balance Sheets were as follows:

	Pension Benefits		Postretirement Benefits
At December 31,	2024	2023	2024	2023
Funded status at end of year	$(1,129)	$(1,204)	$(165)	$(193)
Amounts recognized on the Consolidated Balance Sheets:
Noncurrent assets	$1	$—	$—	$—
Current liabilities	(73)	(74)	(27)	(30)
Noncurrent liabilities	(1,057)	(1,130)	(138)	(163)
Net amounts recognized	$(1,129)	$(1,204)	$(165)	$(193)
Our qualified pension plans were underfunded by $347 million and $378 million at December 31, 2024 and 2023, respectively.

The following amounts were recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

	Pension Benefits		Postretirement Benefits
At December 31,	2024	2023	2024	2023
Net actuarial (loss) gain	$(1,448)	$(1,585)	$147	$150
Net prior service cost	(1)	(1)	—	—
	(1,449)	(1,586)	147	150
Deferred income taxes	390	424	(14)	(15)
Net amount recognized in accumulated other comprehensive income (loss)	$(1,059)	$(1,162)	$133	$135
The accumulated benefit obligation for all defined benefit pension plans was $3.48 billion and $3.71 billion at December 31, 2024 and 2023, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Information for the pension plans with an accumulated benefit obligation in excess of plan assets is set forth below.

At December 31,	2024	2023
Projected and accumulated benefit obligation	$2,960	$3,711
Fair value of plan assets	$1,830	$2,507
The following tables present the components of net periodic cost (benefit) and amounts recognized in other comprehensive income (loss).

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2024	2023	2022	2024	2023	2022
Components of net periodic cost:
Service cost	$—	$—	$—	$1	$1	$1
Interest cost	198	207	150	10	12	8
Expected return on plan assets	(136)	(128)	(172)	—	—	—
Amortization of actuarial losses (gains)	80	83	97	(17)	(18)	(15)
Net periodic cost (benefit) (a)	$142	$162	$75	$(6)	$(5)	$(6)
(a) Includes amounts reflected in net earnings from discontinued operations of $7 million and $3 million for the years ended December 31, 2023 and 2022, respectively.
The service cost component of net periodic cost is presented on the Consolidated Statements of Operations within operating income. All other components of net periodic cost are presented below operating income, in “Other items, net.”

	Pension Benefits			Postretirement Benefits
Year Ended December 31,	2024	2023	2022	2024	2023	2022
Other comprehensive income (loss):
Actuarial (loss) gain	$57	$(22)	$325	$14	$11	$29
Share of equity investee	—	—	1	—	—	—
Amortization of actuarial losses (gains)	80	83	97	(17)	(18)	(15)
	137	61	423	(3)	(7)	14
Deferred income taxes	(34)	(14)	(103)	1	2	(3)
Recognized in other comprehensive income (loss), net of tax	$103	$47	$320	$(2)	$(5)	$11

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted average assumptions used to determine benefit obligations at December 31:
Discount rate	6.0%	5.6%	5.9%	6.1%	5.7%	6.0%
Rate of compensation increase	—%	—%	—%	N/A	N/A	N/A
Weighted average assumptions used to determine net periodic costs for the year ended December 31:
Discount rate	5.6%	5.9%	3.2%	5.7%	6.0%	3.0%
Expected long-term return on plan assets	5.7%	5.7%	5.6%	N/A	N/A	N/A
Cash balance interest crediting rate	5.0%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	—%	—%	—%	N/A	N/A	N/A
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

The following additional assumptions were used in accounting for postretirement benefits.

	2024	2023
Projected health care cost trend rate (pre-65)	7.0%	6.5%
Projected health care cost trend rate (post-65)	7.0%	6.5%
Ultimate trend rate	5.0%	5.0%
Year ultimate trend rate is achieved	2033	2030
Plan Assets
The Paramount Global Investments Committee (the “Committee”) determines the strategy for the investment of pension plan assets. The Committee establishes target asset allocations for our pension plan trusts based upon an analysis of the timing and amount of projected benefit payments, projected company contributions, the expected returns and risk of the asset classes and the correlation of those returns. The target asset allocation for the Company’s domestic pension plans is to invest between 60% - 68% in liability hedging assets, 22% - 30% in equity securities, 4% - 10% in real estate and real assets, and the remainder in cash, cash equivalents, Paramount stock and other investments. At December 31, 2024, the trusts were invested approximately 65% in liability hedging assets, 26% in equity securities, 7% in real estate and real assets, and the remainder in cash, cash equivalents, Paramount stock and other investments. Liability hedging assets consist of a diversified portfolio of fixed income instruments that are substantially investment grade, with a duration that approximates the duration of the liabilities covered by the trust. All equity portfolios are diversified between U.S. and non-U.S. equities and include large and small capitalization equities. The asset allocations are reviewed regularly.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The following tables set forth our pension plan assets measured at fair value on a recurring basis at December 31, 2024 and 2023. These assets have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. See Note 11 for a description of the levels within this hierarchy. There are no investments categorized as Level 3.

At December 31, 2024	Level 1	Level 2	Total
Cash and cash equivalents (a)	$—	$(60)	$(60)
Fixed income securities:
U.S. treasury securities	140	—	140
Government-related securities	—	117	117
Corporate bonds (b)	—	1,138	1,138
Mortgage-backed and asset-backed securities	—	156	156
Equity securities:
U.S. large capitalization	43	—	43
U.S. small capitalization	67	—	67
Non-U.S. large capitalization	25	—	25
Non-U.S. small capitalization	2	—	2
Exchange Traded Fund (ETF)	32	—	32
Other	—	8	8
Total assets in fair value hierarchy	$309	$1,359	$1,668
Common collective funds measured at net asset value (c) (d)			626
Limited partnerships measured at net asset value (c)			11
Mutual funds measured at net asset value (c)			47
Investments, at fair value			$2,352

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

At December 31, 2023	Level 1	Level 2	Total
Cash and cash equivalents (a)	$—	$69	$69
Fixed income securities:
U.S. treasury securities	107	—	107
Government-related securities	—	129	129
Corporate bonds (b)	—	1,164	1,164
Mortgage-backed and asset-backed securities	—	128	128
Equity securities:
U.S. large capitalization	89	—	89
U.S. small capitalization	18	—	18
Exchange Traded Fund (ETF)	27	—	27
Other	—	8	8
Total assets in fair value hierarchy	$241	$1,498	$1,739
Common collective funds measured at net asset value (c) (d)			676
Limited partnerships measured at net asset value (c)			10
Mutual funds measured at net asset value (c)			82
Investments, at fair value			$2,507
(a)  Assets categorized as Level 2 reflect investments in money market funds. Negative cash at December 31, 2024 includes $60 million of pending trades for investments purchased and sold.
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
Money market investments are carried at amortized cost, which approximates fair value due to the short-term maturity of these investments. Investments in equity securities are reported at fair value based on quoted market prices on national security exchanges. The fair value of investments in common collective funds and mutual funds is determined using the net asset value (“NAV”) provided by the administrator of the fund as a practical expedient. The NAV is determined by each fund’s trustee based upon the fair value of the underlying assets owned by the fund, less liabilities, divided by the number of outstanding units. The fair value of U.S. treasury securities is determined based on quoted market prices in active markets. The fair value of government-related securities and corporate bonds is determined based on quoted market prices on national security exchanges, when available, or using valuation models which incorporate certain other observable inputs, including recent trading activity for comparable securities and broker quoted prices. The fair value of mortgage-backed and asset-backed securities is based upon valuation models which incorporate available dealer quotes, projected cash flows and market information. The fair value of limited partnerships has been estimated using the NAV of the ownership interest. The NAV is determined using quarterly financial statements issued by the partnership, which determine the value based on the fair value of the underlying investments.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Future Benefit Payments
Estimated future benefit payments are as follows:

	2025	2026	2027	2028	2029	2030-2034
Pension	$318	$317	$309	$309	$298	$1,359
Postretirement	$28	$25	$23	$21	$18	$63
Retiree Medicare drug subsidy	$3	$3	$2	$2	$2	$10
In 2025, we expect to make $124 million in contributions to our qualified pension plans to satisfy minimum funding requirements and to maintain at least an 80% funding threshold under ERISA and $75 million to our non-qualified pension plans to satisfy benefit payments due under these plans. Also in 2025, we expect to contribute approximately $28 million to our other postretirement benefit plans to satisfy our portion of benefit payments due under these plans.

Multiemployer Pension and Postretirement Benefit Plans
We contribute to a number of multiemployer defined benefit pension plans under the terms of collective bargaining agreements that cover our union-represented employees, including talent, writers, directors, producers and other employees, primarily in the entertainment industry. The other employers participating in these multiemployer plans are primarily in the entertainment and other related industries. The risks of participating in multiemployer plans are different from single-employer plans as assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers and if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. In addition, if we choose to stop participating in some of its multiemployer plans we may be required to pay those plans a withdrawal liability based on the underfunded status of the plan. We recognize the net periodic cost for multiemployer pension and postretirement benefit plans based on the required contributions to the plans.
The financial health of a multiemployer plan is indicated by the zone status, as defined by the Pension Protection Act of 2006. Plans in the red zone are in critical status; those in the yellow zone are in endangered status; and those in the green zone are neither critical nor endangered.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

The table below presents information concerning our participation in multiemployer defined benefit pension plans.

	Employer Identification Number/Pension Plan Number	Pension Protection Act		Company Contributions			Expiration Date of Collective Bargaining Agreement
		Zone Status (a)
Pension Plan		2024	2023	2024	2023	2022
AFTRA Retirement Plan (b)	13-6414972-001	Green	Green	$18	$18	$16	6/30/2026
Directors Guild of America - Producer (b)	95-2892780-001	Green	Green	17	17	19	6/30/2026
Producer-Writers Guild of America (b)	95-2216351-001	Green	Green	24	24	30	5/1/2026
Screen Actors Guild - Producers (b)	95-2110997-001	Green	Green	24	27	30	6/30/2026
Motion Picture Industry (b)	95-1810805-001	Green	Green	65	48	63	(c)
I.A.T.S.E. Local No. 33 Pension Trust Fund	95-6377503-001	Green	Green	1	2	5	12/31/2025
Other Plans				16	15	14
	Total contributions			$165	$151	$177
(a) The zone status for each individual plan listed was certified by each plan’s actuary as of the beginning of the plan years for 2024 and 2023. The plan year is the twelve months ending December 31 for each plan listed above except AFTRA Retirement Plan, which has a plan year ending November 30.
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

We also contribute to multiemployer plans that provide postretirement healthcare and other benefits to certain employees under collective bargaining agreements. The contributions to these plans were $215 million, $172 million and $192 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Defined Contribution Plans
We sponsor defined contribution plans for the benefit of employees meeting eligibility requirements. Employer contributions to such plans were $133 million, $151 million and $137 million for the years ended December 31, 2024, 2023 and 2022, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

17) SEGMENT INFORMATION
Our operating segments, which are the same as our reportable segments, have been determined in accordance with our internal management structure, which is organized based upon products and services. The tables below set forth our financial information by reportable segment that is regularly reviewed by the Office of the CEO (see Note 1), which is the Company’s CODM. We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, transaction-related items, other corporate matters, programming charges, impairment charges and gains or losses on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. Programming charges consist only of charges related to major strategic changes (see Note 3), and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Adjusted OIBDA is the primary method used by our management, including the CODM, for planning and forecasting of future periods, evaluating the operating performance of our segments, and making decisions about resource allocation. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management.

Year Ended December 31,	2024	2023	2022
Revenues:
Advertising	$8,180	$8,188	$9,350
Affiliate and subscription	7,647	8,085	8,180
Licensing and other	2,952	3,812	4,202
TV Media	18,779	20,085	21,732
Advertising	2,114	1,795	1,533
Subscription	5,506	4,933	3,371
Licensing	12	8	—
Direct-to-Consumer	7,632	6,736	4,904
Advertising	16	24	23
Theatrical	813	813	1,223
Licensing and other	2,126	2,120	2,460
Filmed Entertainment	2,955	2,957	3,706
Eliminations	(153)	(126)	(188)
Total Revenues	$29,213	$29,652	$30,154
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

Year Ended December 31,	2024	2023	2022
Intercompany Revenues:
TV Media	$84	$63	$66
Direct-to-Consumer	—	1	—
Filmed Entertainment	69	62	122
Total Intercompany Revenues	$153	$126	$188

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Year Ended December 31,	2024	2023	2022
TV Media
Revenues	$18,779	$20,085	$21,732

Content costs	9,199	9,861	10,696
Advertising and marketing	689	761	906
Other (a)	4,543	4,672	4,679
Total segment expenses	14,431	15,294	16,281

TV Media Adjusted OIBDA	4,348	4,791	5,451
Direct-to-Consumer
Revenues	7,632	6,736	4,904

Content costs	4,415	4,459	3,496
Advertising and marketing	1,341	1,751	1,565
Other (b)	2,373	2,189	1,662
Total segment expenses	8,129	8,399	6,723

Direct-to-Consumer Adjusted OIBDA	(497)	(1,663)	(1,819)
Filmed Entertainment
Revenues	2,955	2,957	3,706

Content costs	1,496	1,545	1,924
Advertising and marketing	783	751	651
Other (c)	772	780	859
Total segment expenses	3,051	3,076	3,434

Filmed Entertainment Adjusted OIBDA	(96)	(119)	272
Corporate/Eliminations	(427)	(447)	(470)
Stock-based compensation (d)	(210)	(172)	(158)
Depreciation and amortization	(392)	(418)	(378)
Programming charges	(1,118)	(2,371)	—
Impairment charges	(6,130)	(83)	(27)
Restructuring, transaction-related items, and other corporate matters	(747)	31	(585)
Gains on dispositions	—	—	56
Operating income (loss)	(5,269)	(451)	2,342
Interest expense	(860)	(920)	(931)
Interest income	151	137	108
Gain (loss) from investments	(17)	168	(9)
Gain (loss) on extinguishment of debt	—	29	(120)
Other items, net	(182)	(216)	(124)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	(6,177)	(1,253)	1,266
Benefit from (provision for) income taxes	305	361	(227)
Equity in loss of investee companies, net of tax	(291)	(360)	(204)
Net earnings (loss) from continuing operations	(6,163)	(1,252)	835
Net earnings from discontinued operations, net of tax	14	676	379
Net earnings (loss) (Paramount and noncontrolling interests)	(6,149)	(576)	1,214
Net earnings attributable to noncontrolling interests	(41)	(32)	(110)
Net earnings (loss) attributable to Paramount	$(6,190)	$(608)	$1,104
(a) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
(b) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

(c) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
(d) Stock-based compensation expense of $35 million for 2024, $5 million for 2023 and $14 million for 2022 is included in “Restructuring, transaction-related items, and other corporate matters.”

Year Ended December 31,	2024	2023	2022
Revenues: (a)
United States	$23,688	$23,962	$24,412
International	5,525	5,690	5,742
Total Revenues	$29,213	$29,652	$30,154
(a) Revenue classifications are based on customers’ locations.

At December 31,	2024	2023
Long-lived Assets: (a)
United States	$15,407	$15,249
International	1,095	1,451
Total Long-lived Assets	$16,502	$16,700
(a) Reflects total assets less current assets, investments, goodwill, intangible assets, noncurrent receivables and noncurrent deferred tax assets.
We do not disclose our assets by segment because they are not regularly provided to the CODM and are not used to evaluate our operating performance or in determining the allocation of resources.
18) DISPOSITIONS
Simon & Schuster
On October 30, 2023, we completed the sale of Simon & Schuster to affiliates of Kohlberg Kravis Roberts & Co. for $1.62 billion. As a result, we recognized a pretax gain during the fourth quarter of 2023 of $695 million. During 2024, as a result of working capital adjustments we recorded additional pretax gains on the sale totaling $19 million ($14 million, net of tax).

The following tables set forth details of net earnings from discontinued operations for the years ended December 31, 2023 and 2022, which primarily relates to Simon & Schuster.

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

Off-Balance Sheet Arrangements
Our long-term programming and talent commitments not recorded on the balance sheet, estimated to aggregate to $29.86 billion as of December 31, 2024, include $26.21 billion for sports programming rights and $3.65 billion relating to the production and licensing of television and film programming, including talent contracts. We also have long-term committed purchase obligations which include agreements to purchase goods or services in the future that totaled $1.17 billion as of December 31, 2024. These commitments are payable as follows:

	Payments Due by Period
							2030 and
	Total	2025	2026	2027	2028	2029	Thereafter
Off-Balance Sheet Arrangements
Programming and talent commitments	$29,864	$3,982	$4,131	$3,533	$3,661	$3,328	$11,229
Purchase obligations	$1,173	$554	$445	$113	$21	$9	$31

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

On-Balance Sheet Arrangements
At December 31, 2024, we also had long-term contractual obligations for programming liabilities, participations, and residuals. These long-term contractual obligations are payable as follows:

Payments Due by Period
					2030 and
Total	2026	2027	2028	2029	Thereafter
$1,571	$1,053	$312	$118	$69	$19
We also have long-term lease commitments for office space, equipment, transponders and studio facilities, which are recorded on the Consolidated Balance Sheet at December 31, 2024. See Note 9 for details of our operating lease commitments.

Guarantees
Letters of Credit and Surety Bonds
At December 31, 2024, we had outstanding letters of credit and surety bonds of $226 million that were not recorded on the Consolidated Balance Sheet, as well as a $1.9 billion standby letter of credit facility. In accordance with the contractual requirements of one of our commitments, in January 2024 a $1.9 billion letter of credit was issued under this facility and the amount outstanding under the letter of credit decreases as we make payments under the related contractual commitment. The amount outstanding was zero at December 31, 2024 and $1.75 billion in January 2025. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 8).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players. Our guarantee liability relating to these lease commitments totaled $8 million at December 31, 2024, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Transactions
In connection with the Transactions, on July 24, 2024, Scott Baker, a purported holder of Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the “Court”) against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted the parties’ stipulation in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following the resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until the resolution of any motions to dismiss any operative complaint following resolution of the Baker Leadership Motion. Throughout October 2024, various purported stockholders filed motions for intervention to oppose the Baker Leadership Motion. On December 31, 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint.

Further, on April 30, 2024, a purported holder of Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order that returned the 220 Action to the magistrate judge for further proceedings on the scope of production. Certain other purported holders of Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records. We have also received demand letters from purported holders of Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

Additionally, on August 20, 2024, LiveVideo.AI Corp. filed a lawsuit in the Southern District of New York against Shari E. Redstone, NAI, Christine Varney and Monica Seligman, alleging that defendants did not fairly consider its offer to purchase Paramount. The complaint asserts claims for unfair competition, tortious interference, unjust enrichment and aiding and abetting breach of fiduciary duty, among others, and seeks unspecified monetary damages, costs and other relief. As of the date of this Annual Report on Form 10-K, the defendants have not been served.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

On December 30, 2024, a purported holder of Class B Common Stock and Class A Common Stock filed a complaint for the inspection of books and records under Section 220 of the DGCL (the “Section 220 Demand”) in the Court against us to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholder thus far pursuant to the Section 220 Demand are insufficient to determine whether our officers, Board of Directors, Special Committee, NAI or Skydance breached their fiduciary duties (or aided and abetted such breaches). The complaint seeks an order requiring us to produce the documents identified in the Section 220 Demand, among other relief. Trial is scheduled for April 2025.

On February 4, 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board Of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, which alleges breaches of fiduciary duties for their alleged failure to sufficiently consider an alternate offer that the plaintiffs claim is superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevents the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period begins. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount are not parties to the action. The NYCERS Action seeks, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the Court has reached a final resolution on the plaintiffs’ claims and an order compelling the Special Committee to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Class A Common Stock for $23.00 per share and Class B Common Stock for $19.00 per share. The Project Rise Partners offer was made after the go-shop period in the Transaction Agreement had ended. The complaint does not seek compensatory damages at this time. The plaintiffs filed a motion for expedited proceedings along with their complaint. On February 18, 2025, the plaintiffs moved to join Paramount and Skydance (and various other entities named in the Transaction Agreement) as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considers the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. The same day, Project Rise Partners moved the Court to grant it leave to file an affidavit under seal. Oral argument on the plaintiffs’ motion to expedite, motion for a temporary restraining order and motion for joinder, as well as Project Rise Partners’ motion for leave to file an affidavit, is scheduled for March 3, 2025.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of December 31, 2024, we had pending approximately 18,310 asbestos claims, as compared with approximately 19,970 as of December 31, 2023 and 21,580 as of December 31, 2022. During 2024, we received approximately 3,100 new claims and closed or moved to an inactive docket approximately 4,760 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 and 2023 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

Filings include claims for individuals suffering from mesothelioma, a rare cancer, the risk of which is allegedly increased by exposure to asbestos; lung cancer, a cancer which may be caused by various factors, one of which is alleged to be asbestos exposure; other cancers, and conditions that are substantially less serious, including claims brought on behalf of individuals who are asymptomatic as to an allegedly asbestos-related disease. A significant number of pending claims against us are non-cancer claims. It is difficult to predict long-term future asbestos liabilities, as events and circumstances may impact the estimate. We record an accrual for a loss contingency when it is both probable that a liability has been incurred and when the amount of the loss can be reasonably estimated. The reasonably estimable period for our long-term asbestos liability is 10 years, which we determined in consultation with a third-party firm with expertise in estimating asbestos liability and is due to the inherent uncertainties in the tort litigation system. Our estimated asbestos liability is based upon many factors, including the number of outstanding claims, estimated average cost per claim, the breakdown of claims by disease type, historic claim filings, costs per claim of resolution and the filing of new claims, and is assessed in consultation with the third-party firm. Based on an assessment of these factors during the fourth quarters of 2024 and 2023, we increased the accrual for asbestos matters by $57 million and $23 million, respectively, which were recorded as charges in “Restructuring, transaction-related items, and other corporate matters” on the Consolidated Statements of Operations. The increased accrual in each year was primarily the result of a lower-than-expected rate of decline in new claims. Changes in circumstances in future periods could cause our actual liabilities to be higher or lower than our current accrual. We will continue to evaluate our estimates and update our accrual as needed.

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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

20) SUPPLEMENTAL FINANCIAL INFORMATION
The following table presents the components of “Other items, net” on the Consolidated Statements of Operations.

Year Ended December 31,	2024	2023	2022
Pension and postretirement benefit costs	$(139)	$(153)	$(65)
Foreign exchange losses	(47)	(66)	(58)
Other	4	3	(1)
Other items, net	$(182)	$(216)	$(124)
Redeemable Noncontrolling Interest
On October 31, 2022 we acquired the remaining 40% interest in Nickelodeon UK Limited (“Nick UK”), bringing our ownership to 100%. Prior to this transaction, we were subject to a redeemable put option with respect to Nick UK, which was classified as “Redeemable noncontrolling interest” on the Consolidated Balance Sheet at December 31, 2021. The activity reflected within redeemable noncontrolling interest for the year ended December 31, 2022 is presented below.

Year Ended December 31,	2022
Beginning balance	$107
Net earnings	4
Distributions	(6)
Translation adjustment	(20)
Redemption value adjustment	17
Purchase of noncontrolling interest	(102)
Ending balance	$—
Supplemental Cash Flow Information

Year Ended December 31,	2024	2023	2022
Cash paid for interest	$833	$901	$920

Cash paid for income taxes:
Continuing operations	$184	$22	$61
Discontinued operations	—	85	12
Total cash paid for income taxes	$184	$107	$73

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) or 15d-15(b) of the Exchange Act. No change in our internal control over financial reporting occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting and the report of our independent registered public accounting firm thereon are set forth in Item 8, on pages II-39 and II-40, of this report.

Item 9B.	Other Information.
None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to the Company’s directors will be contained in a Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders (“Proxy Statement”) and incorporated herein by reference, or in an amendment to this Annual Report on Form 10-K to be filed with the SEC by April 30, 2025 (“Form 10-K Amendment”) under the headings “Our Board of Directors” and, if a Proxy Statement, “Item 1 — Election of Directors.”
The information required by this item with respect to the Company’s executive officers is contained in Part I of this Form 10-K under the caption “Our Executive Officers.”
The information required by this item with respect to certain other corporate governance matters, including compliance with Section 16(a) of the Exchange Act (if applicable), information pertaining to the Company’s Supplemental Code of Ethics and insider trading policies and procedures, will be contained in the Proxy Statement and incorporated herein by reference, or in a Form 10-K Amendment under the headings “Corporate Governance” and “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Report(s).”

Item 11.	Executive Compensation.

The information required by this item will be contained in the Proxy Statement and incorporated herein by reference, or in a Form 10-K Amendment under the headings “Our Board of Directors,” “Director Compensation,” “Executive Compensation,” “Compensation Discussion and Analysis” and “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in the Proxy Statement and incorporated herein by reference, or in a Form 10-K Amendment under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in the Proxy Statement and incorporated herein by reference, or in a Form 10-K Amendment under the headings “Related Person Transactions” and “Our Board of Directors.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item will be contained in the Proxy Statement and incorporated herein by reference, or in a Form 10-K Amendment under the heading “Fees for Services Provided by the Independent Registered Public Accounting Firm.”

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

None.

IV-1

PARAMOUNT GLOBAL AND SUBSIDIARIES
 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Tabular dollars in millions)

Col. A	Col. B	Col. C	Col. D	Col. E
Description	Balance at Beginning of Period	Charged to Expenses and Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2024	$120	$39	$34	$125
Year ended December 31, 2023	$111	$26	$17	$120
Year ended December 31, 2022	$80	$40	$9	$111

Valuation allowance on deferred tax assets:
Year ended December 31, 2024	$498	$198	$41	$655
Year ended December 31, 2023	$488	$20	$10	$498
Year ended December 31, 2022	$581	$15	$108	$488

Reserves for inventory obsolescence:
Year ended December 31, 2024	$32	$—	$4	$28
Year ended December 31, 2023	$44	$7	$19	$32
Year ended December 31, 2022	$47	$—	$3	$44

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
(2)		Plan of acquisition, reorganization, arrangement, liquidation or succession
(a)
Transaction Agreement, dated as of July 7, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).+

(3)		Articles of Incorporation and Bylaws
(a)
Amended and Restated Certificate of Incorporation of Paramount Global, effective as of June 7, 2024 (incorporated by reference to Exhibit 3(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended June 30, 2024) (File No. 001‑09553).

(b)
Amended and Restated Bylaws of Paramount Global, effective as of June 4, 2024 (incorporated by reference to Exhibit 3(b) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended June 30, 2024) (File No. 001-09553).

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
____________________________________
*    Management contract or compensatory plan or arrangement.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
± Certain portions of this exhibit have been omitted because such portions are both not material and the type the registrant customarily and actually treats as private or confidential.

Exhibit No.		Description of Document
(10)		Material Contracts
(a)
Form of Subscription Agreement, dated as of July 7, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).+

(b)
Voting Agreement, dated as of July 7, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed July 11, 2024) (File No. 001-09553).+

(c)
Paramount Global Amended and Restated Long-Term Incentive Plan, effective as of June 4, 2024 (incorporated by reference to Annex A to the Definitive Proxy Statement of Paramount Global filed April 22, 2024) (File No. 001-09553).*

	(d)	Forms of Certificate and Terms and Conditions for equity awards under the Paramount Global Amended and Restated Long‑Term Incentive Plan:
		(i)	Stock Options (incorporated by reference to Exhibit 10(c)(ii) to the Annual Report on Form 10‑K of CBS Corporation for the fiscal year ended December 31, 2011) (File No. 001‑09553).*
		(ii)	Performance Share Units (incorporated by reference to Exhibit 10(b)(iv) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
		(iii)	Performance Share Units (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2023) (File No. 001-09553).*
(iv)
Form of Terms and Conditions for Performance Share Units (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2024) (File No. 001-09553).*

		(v)	Restricted Share Units (incorporated by reference to Exhibit 10(b)(v) to the Annual Report on Form 10-K of ViacomCBS Inc. for the fiscal year ended December 31, 2020) (File No. 001-09553).*
		(vi)	Restricted Share Units (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2023) (File No. 001-09553).*
(e)
Paramount Global Short-Term Incentive Plan, as amended and restated as of February 13, 2023 (incorporated by reference to Exhibit 10(c) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(f)
Paramount Global Excess 401(k) Plan for Designated Senior Executives - Part A, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (Registration No. 333‑154962).*

(g)
Paramount Global Excess 401(k) Plan for Designated Senior Executives - Part B, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553), as further amended by Amendment No. 2, effective as of January 1, 2021 (incorporated by reference to Exhibit 10(e) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(h)
Paramount Global Bonus Deferral Plan for Designated Senior Executives - Part A, as amended and restated as of October 1, 2021 (incorporated by reference to Exhibit 10(e) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553), as amended by Amendment No. 1, effective as of February 16, 2022 (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S‑8 of Paramount Global filed October 7, 2022) (File No. 001‑09553).*

(i)
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

	(j)	Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement of Viacom Inc. filed January 23, 2015) (File No. 001-32686).*
____________________________________
*    Management contract or compensatory plan or arrangement.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
± Certain portions of this exhibit have been omitted because such portions are both not material and the type the registrant customarily and actually treats as private or confidential.

Exhibit No.	Description of Document
(k)
Forms of Terms and Conditions to the Certificates for Stock Options under the Viacom Inc. 2016 Long-Term Management Incentive Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Viacom Inc. for the quarter ended June 30, 2016) (File No. 001-32686).*

(l)
Viacom Excess Pension Plan, as amended and restated as of January 1, 2023 (incorporated by reference to Exhibit 10(j) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(m)
Viacom Excess 401(k) Plan for Designated Senior Executives, as amended and restated as of October 1, 2021
(incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

(n)
Viacom Bonus Deferral Plan for Designated Senior Executives, as amended and restated as of October 1, 2021
(incorporated by reference to Exhibit 10(d) to the Quarterly Report on Form 10-Q of ViacomCBS Inc. for the quarter ended September 30, 2021) (File No. 001‑09553).*

(o)
Summary of Paramount Global Compensation for Outside Directors, as of December 16, 2022 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2022) (File No. 001-09553).*

(p)	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10 to the Current Report on Form 8‑K of CBS Corporation filed September 18, 2009) (File No. 001‑09553).*
(q)
CBS Corporation Deferred Compensation Plan for Outside Directors, as amended and restated as of January 29, 2015 (incorporated by reference to Exhibit 10(k) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(r)
CBS Corporation 2005 RSU Plan for Outside Directors, as amended and restated as of January 29, 2015 (incorporated by reference to Exhibit 10(m) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2014) (File No. 001-09553).*

(s)
CBS Corporation 2015 Equity Plan for Outside Directors, effective as of May 21, 2015 (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of CBS Corporation for the quarter ended June 30, 2015) (File No. 001-09553).*

(t)
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
Transition Agreement, dated as of April 29, 2024, between Paramount Global and Robert Bakish (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed May 3, 2024) (File No. 001-09553).*

(w)	Employment Agreement, dated as of September 1, 2023, between Paramount Global and George Cheeks (filed herewith).*
(x)	Letter Agreement, dated as of June 7, 2024, between Paramount Global and George Cheeks (filed herewith).*
(y)	Letter Agreement, dated as of October 8, 2024, between Paramount Global and George Cheeks (filed herewith).*
(z)
Employment Agreement, dated as of June 28, 2023, between Paramount Global and Naveen Chopra (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended June 30, 2023) (File No. 001-09553).*

(aa)
Employment Agreement, dated as of March 15, 2022, between Paramount Global and Christa A. D’Alimonte (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022) (File No. 001-09553).*

(bb)	Employment Agreement, dated as of January 1, 2023, between Paramount Global and Chris McCarthy (filed herewith).*
(cc)	Letter Agreement, dated as of June 7, 2024, between Paramount Global and Chris McCarthy (filed herewith).*
(dd)	Letter Agreement, dated as of October 8, 2024, between Paramount Global and Chris McCarthy (filed herewith).*
____________________________________
*    Management contract or compensatory plan or arrangement.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
± Certain portions of this exhibit have been omitted because such portions are both not material and the type the registrant customarily and actually treats as private or confidential.

Exhibit No.	Description of Document
(ee)
Employment Agreement, dated as of April 11, 2022, between Paramount Global and Nancy Phillips (incorporated by reference to Exhibit 10(c) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended March 31, 2022) (File No. 001-09553).*

(ff)
Letter Agreement, dated as of June 7, 2024, between Paramount Global and Nancy Phillips (incorporated by reference to Exhibit 10(b) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended June 30, 2024) (File No. 001-09553).*

(gg)	Employment Agreement, dated as of December 15, 2023, between Paramount Global and Brian Robbins (filed herewith).*
(hh)	Letter Agreement, dated as of June 7, 2024, between Paramount Global and Brian Robbins (filed herewith).*
(ii)	Letter Agreement, dated as of October 8, 2024, between Paramount Global and Brian Robbins (filed herewith).*
(jj)
Paramount Global Executive Change in Control Severance Protection Plan, effective as of November 16, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed November 17, 2023) (File No. 001-09553).*

(kk)
Form of Participant Letter Agreement under Paramount Global Executive Change in Control Severance Protection Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Paramount Global filed November 17, 2023) (File No. 001-09553).*

(ll)
Form of Participant Letter Agreement under Transaction Award Program (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed November 21, 2024) (File No. 001-9553).*

(mm)
Matching Gifts Program for Directors (incorporated by reference to Exhibit 10(aa) to the Annual Report on Form 10-K of CBS Corporation for the fiscal year ended December 31, 2018) (File No. 001-09553).*

(nn)
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

(oo)
Amendment No. 1 to the Credit Agreement, dated as of December 9, 2021, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of ViacomCBS Inc. filed December 14, 2021) (File No. 001-09553).

(pp)
Amendment No. 2 to the Credit Agreement, dated as of February 14, 2022, by and among the parties listed therein (incorporated by reference to Exhibit 10(hh) to the Annual Report on Form 10‑K of ViacomCBS Inc. for the fiscal year ended December 31, 2021) (File No. 001‑09553).

(qq)
Amendment No. 3 to the Credit Agreement, dated as of March 3, 2023, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed March 9, 2023) (File No. 001-09553).

(rr)
Amendment No. 4 to the Credit Agreement, dated as of August 1, 2024, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Paramount Global filed August 7, 2024) (File No. 001-09553).±

(ss)
Settlement and Release Agreement, effective as of September 9, 2018 (incorporated by reference to Exhibit 10(a) to the Current Report on Form 8-K of CBS Corporation filed September 10, 2018) (File No. 001-09553).

(tt)
Amendment No. 1 to the Settlement and Release Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(uu)
Support Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

(vv)
Governance Agreement, dated as of August 13, 2019, by and among the parties listed therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of CBS Corporation filed August 19, 2019) (File No. 001-09553).

____________________________________
*    Management contract or compensatory plan or arrangement.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
± Certain portions of this exhibit have been omitted because such portions are both not material and the type the registrant customarily and actually treats as private or confidential.

Exhibit No.		Description of Document
(ww)
Insurance Procurement and Indemnification Agreement, dated as of July 25, 2023, by and among the parties listed therein (incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of Paramount Global for the quarter ended September 30, 2023) (File No. 001-09553).*

(19)		Paramount Global Insider Trading Policy (filed herewith).
(21)		Subsidiaries of Paramount Global (filed herewith).
(23)		Consents of Experts and Counsel
	(a)	Consent of PricewaterhouseCoopers LLP (filed herewith).
(24)		Powers of Attorney (filed herewith).
(31)		Rule 13a‑14(a)/15d‑14(a) Certifications
	(a)	Certification of the Chief Executive Officer of Paramount Global pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
	(b)	Certification of the Chief Financial Officer of Paramount Global. pursuant to Rule 13a‑14(a) or 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith).
(32)		Section 1350 Certifications
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

(97)		Paramount Global Clawback Policy (incorporated by reference to Exhibit 97 to the Annual Report on Form 10-K of Paramount Global for the fiscal year ended December 31, 2023) (File No. 001-09553).*
(101)		Interactive Data File
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

____________________________________
*    Management contract or compensatory plan or arrangement.
+ Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.
± Certain portions of this exhibit have been omitted because such portions are both not material and the type the registrant customarily and actually treats as private or confidential.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paramount Global has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

PARAMOUNT GLOBAL

By:	/s/ Christopher D. McCarthy
Christopher D. McCarthy Office of the Chief Executive Officer
Date: February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Paramount Global and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Christopher D. McCarthy	Office of the Chief Executive Officer (Principal Executive Officer)	February 26, 2025
Christopher D. McCarthy

/s/ Naveen Chopra	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Naveen Chopra

/s/ Katherine Gill-Charest	Executive Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Katherine Gill-Charest

*	Director	February 26, 2025
Barbara M. Byrne

*	Director	February 26, 2025
Linda M. Griego

*	Director	February 26, 2025
Judith A. McHale

*	Non-Executive Chair	February 26, 2025
Shari Redstone

Signature		Title	Date

*		Director	February 26, 2025
Susan Schuman

*By:	/s/ Caryn K. Groce		February 26, 2025
Caryn K. Groce Attorney-in-Fact for Directors