Form 10-K/A
period 2024-12-31
Paramount Global
filed 2025-04-25
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K/A
(Amendment No. 1)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error
to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).
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
As of February 21, 2025, 40,702,683 shares of Class A Common Stock and 630,007,633 shares of Class B Common Stock were outstanding.

PARAMOUNT GLOBAL

Page

PART III

Directors, Executive Officers and Corporate Governance.	III-1

Executive Compensation.	III-25

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	III-45

Certain Relationships and Related Transactions, and Director Independence.	III-48

Principal Accountant Fees and Services.	III-51

PART IV

Exhibits and Financial Statement Schedules.	IV-1

Signatures.

EXPLANATORY NOTE
Paramount Global (the “Company”), a Delaware corporation, is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to its Annual Report on Form
10-K
for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2025 (the “Initial Form
10-K”),
solely to amend Part III, Items 10, 11, 12, 13 and 14 of the Initial Form
10-K
to include the information required by such Items, rather than incorporate such information into Part III by reference to a proxy statement.
Except as explicitly set forth herein, this Amendment does not otherwise change, modify or update the disclosures in, or exhibits to, the Initial Form
10-K.
References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global and its consolidated subsidiaries, unless the context otherwise requires.
CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS
This Amendment contains both historical and forward-looking statements, including statements related to our future results and performance. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors are discussed in “Item 1A. Risk Factors” in our Initial Form
10-K.
Other risks, uncertainties or other factors, or updates to those discussed herein, may be described in our other filings with the SEC, including our reports on Form
10-Q
and Form
8-K,
press releases, public conference calls, webcasts, our social media and blog posts and on our website at
paramount.com
. There may be additional risks, uncertainties and other factors that we do not currently view as material or that are not known. The forward-looking statements included in this Amendment are made only as of the date of this Amendment, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our Board of Directors

Our Board of Directors (“Board”) is currently comprised of five members, each serving until the next annual meeting or until her successor is duly elected and qualified: Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Shari E. Redstone and Susan Schuman. The Board has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Governance Committee.

Director Age: 70 Director since: 2018 Committees: • Audit Committee (Chair) • Compensation Committee • Nominating and Governance Committee

BARBARA M. BYRNE

Ms. Byrne is the former Vice Chairman, Investment Banking at Barclays PLC. Ms. Byrne has served as a director of LanzaTech NZ, Inc. since 2023 and of Carta, Inc. and PowerSchool Holdings, Inc. since 2021. Ms. Byrne previously served as a director of Hennessy Capital Investment Corp. V and Slam Corp. Ms. Byrne also serves as a Lifetime Member of the Council of Foreign Relations, a Trustee of the Institute of International Education, a member of the Investment Committee of Catalyst and a member of the Audit Committee Leadership Network.

During her more than 40 years of financial services experience, Ms. Byrne served as team leader for some of Barclays’ most important multinational corporate clients and was the primary architect of several of Barclays’ marquee transactions. Widely recognized as a leading investment banker and strategic advisor, she is a member of various industry councils and participates as a forum leader on strategic issues and trends facing the financial services sector and global markets. Ms. Byrne has also gained deep experience in audit committee effectiveness and leadership, expertise in risk oversight, and thought leadership in finance through her participation on the boards and investment committees of various non-profit organizations. With this experience, Ms. Byrne brings to the Board important business and financial expertise in its deliberations on complex transactions, risk management, strategy and other financial matters.

III-1

Director Age: 77 Director since: 2007 Committees: • Audit Committee • Compensation Committee • Nominating and Governance Committee

LINDA M. GRIEGO

Ms. Griego has served, for almost four decades, as President and Chief Executive Officer of Griego Enterprises, Inc., a business management company. For more than 20 years, she oversaw the operations of Engine Co. No. 28, a prominent restaurant in downtown Los Angeles that she founded in 1988. From 1990 to 2000, Ms. Griego held a number of government-related appointments, including Deputy Mayor of the City of Los Angeles, President and Chief Executive Officer of the Los Angeles Community Development Bank, and President and Chief Executive Officer of Rebuild LA, the agency created to jump-start inner-city economic development following the 1992 Los Angeles riots. She served on the LA County Economic & Resiliency Task Force charged with economic recovery efforts related to the COVID-19 pandemic. Over the past two decades, she has also served on a number of government commissions and boards of directors of nonprofit organizations, including current service on the boards of the MLK Health and Wellness Community Development Corporation and the LA Exposition Park Foundation. Ms. Griego served as a director of the American Funds/Capital Group, AECOM, City National Bank and Granite Construction. She also served as a Los Angeles director of the San Francisco Federal Reserve Bank.

With the breadth of her leadership experience as a businesswoman, in the public sector through her multiple government appointments and extensive community-based participation in Los Angeles, an area where we have a significant presence, and on multiple not-for-profit boards, Ms. Griego provides the Board with financial and business acumen, as well as public policy expertise as it relates to business practices. Ms. Griego is also an experienced director, including through service on other audit, compensation and organization, and nominating and governance committees, with demonstrated expertise in the application of sound corporate governance principles.

Director Age: 78 Director since: 2019 Committees: • Audit Committee • Compensation Committee (Chair) • Nominating and Governance Committee

JUDITH A. MCHALE

Ms. McHale is President and Chief Executive Officer of Cane Investments, LLC, a private investment company, and served as a member of the board of Viacom Inc. (“Viacom”) from August 2016 to December 2019. Prior to joining Cane Investments in 2011, Ms. McHale served as the Under Secretary of State for Public Diplomacy and Public Affairs for the U.S. Department of State from 2009 to 2011. From 2004 to 2006, Ms. McHale served as the President and Chief Executive Officer of Discovery Communications, Inc., the parent company of Discovery Channel, and served as its President and Chief Operating Officer from 1995 to 2004. In 2006, Ms. McHale worked with private equity firm Global Environment Fund to launch the GEF/Africa Growth Fund, an investment vehicle focused on supplying expansion capital to small and medium-sized enterprises that provide consumer goods and services in emerging African markets. She has served on the board of Hilton Worldwide Holdings Inc. since 2013. She previously served on the board of Ralph Lauren Corporation.

Ms. McHale has extensive experience leading a major media conglomerate with a background in operations and financial management, expertise in global affairs, experience in government affairs and extensive public company and corporate governance experience.

III-2

Non-Executive Chair Age: 71 Director since: 1994 Committees: • None

SHARI E. REDSTONE

Ms. Redstone has been a member of our Board since January 1994 and served on the Viacom board from January 2006 to December 2019. She has served as Non-Executive Chair of our Board since December 2019 and prior to that served as Non-Executive Vice Chair of the Board beginning in June 2005 and Non-Executive Vice Chair of the Viacom board beginning in January 2006.

Ms. Redstone is Co-Founder and Managing Partner of Advancit Capital, an investment firm launched in 2011 that focuses on early stage companies at the intersection of media, entertainment and technology, with investments in over 75 companies. Ms. Redstone has been President of National Amusements, Inc. (“National Amusements”) since 2000 and Chief Executive Officer since 2020. She also serves on the National Amusements board as its Chairperson. Ms. Redstone serves on the Board of Trustees for the Paley Center for Media and is actively involved in charitable, civic and educational organizations. She is a member of the Board of Trustees of the Dana Farber Cancer Institute. She earned a BS from Tufts University, and a JD and a Masters in Tax Law from Boston University. She practiced corporate law, estate planning and criminal law in the Boston area before joining National Amusements.

Ms. Redstone brings to our Board her extensive experience in and understanding of the entertainment industry, broad experience and talent managing a large business, extensive legal experience and her experience as President of National Amusements, including as one of its significant stockholders.

Director Age: 66 Director since: 2018 Committees: • Audit Committee • Compensation Committee • Nominating and Governance Committee (Chair)

SUSAN SCHUMAN

Ms. Schuman is Vice Chair of kyu Collective, CEO of kyu Consulting Group and Chair and Co-Founder of SYPartners LLC, a consultancy firm that partners with chief executive officers and their leadership teams undergoing business and cultural transformation. Ms. Schuman serves on the boards of Management Leadership for Tomorrow and NewLab. She is also on the advisory boards of IDEO, Godfrey Datich Partners, Lexington, Public Digital and Atolye, and previously served on the board of Wheels Up Partners LLC.

Over the past 20 years, Ms. Schuman has built and led SYPartners, working with executives at many high-profile companies and organizations. This experience in advising on business, organization and cultural transformation, including new value creation strategies, positions Ms. Schuman as a skilled advisor to the Board on the strategic and transformational direction of the Company. Ms. Schuman’s service on other public company board committees contributes to her broad understanding of public company governance.

III-3

Audit Committee

Our Audit Committee is comprised of Mses. Byrne, Griego, McHale and Schuman. Ms. Byrne is the Chair of the Audit Committee.

The Audit Committee Charter provides that the Audit Committee will be comprised of at least three members, except that the Audit Committee is deemed to be properly constituted with at least two members in the event of a vacancy until the Board fills the vacancy. The Charter also provides that all of the members on the Committee must be independent directors. The Committee must have at least one “audit committee financial expert” and one member who is “financially sophisticated” (each as described below), and all Committee members must be able to read and understand fundamental financial statements. The Committee holds at least five regular meetings each year, and it meets separately throughout the year with the independent auditor, our Chief Financial Officer, our Chief Accounting Officer, our General Counsel, our Chief Compliance Officer and our Chief Audit Executive.

The Audit Committee has the power to delegate its authority and duties to subcommittees or individual members of the Committee, as well as to retain outside advisors, in its sole discretion. The Committee has the sole authority to retain and terminate any such advisors and to review and approve such advisors’ fees and other retention terms.

The Audit Committee is responsible for the following, among other things:

• Reviewing our processes and policies with respect to risk assessment, risk management and risk acceptance;

• The appointment, retention, termination, compensation and oversight of our independent auditor, including reviewing with the independent auditor and management the scope of the audit plan and audit fees;

• Reviewing our financial statements and related disclosures, including with respect to internal control over financial reporting;

• Oversight of our internal audit function;

• Oversight of our process and policies with respect to information security and cybersecurity; and

• Oversight of our compliance with legal and regulatory requirements.

Audit Committee Financial Experts. The Board has determined that each of Mses. Byrne, McHale and Schuman is “financially sophisticated” under the Nasdaq stock market (“Nasdaq”) listing rules, qualifies as an “audit committee financial expert” as defined in the regulations promulgated under the Securities Act of 1933, as amended (the “Securities Act”), and qualifies as “independent” for Audit Committee purposes pursuant to Nasdaq listing rules.

Our Executive Officers

Information regarding our executive officers is set forth under “Our Executive Officers” at the end of Part I of our Initial Form 10-K.

Corporate Governance

Our corporate governance practices are established and reviewed by our Board. The Board, with assistance from its Nominating and Governance Committee, regularly assesses our governance practices in light of legal and regulatory requirements, input from our stakeholders and governance best practices. In several areas, our practices go beyond the requirements of the Nasdaq listing rules. For example, despite being a “controlled company” (i.e., a company of which more than 50% of the voting power is held by an individual or another company), we have a majority of independent directors on our Board and entirely independent Board committees, including an independent Compensation Committee and an independent Nominating and Governance Committee, although not required for controlled companies under the Nasdaq listing rules. Our Audit Committee is also entirely independent.

Our principal governance documents are as follows:

• Corporate Governance Guidelines

• Board Committee Charters:

• Audit Committee Charter

• Compensation Committee Charter

• Nominating and Governance Committee Charter

III-4

• Global Business Conduct Statement

• Supplemental Code of Ethics for Senior Financial Officers

These documents are available on the “Investors—Governance” page of our website at ir.paramount.com, and copies of these documents may be requested, without charge, by writing to Investor Relations, Paramount Global, 1515 Broadway, New York, New York 10036. We encourage our stockholders to read these documents, as we believe they illustrate our commitment to good governance practices. Certain key provisions of these documents are summarized below.

CORPORATE GOVERNANCE GUIDELINES

Our Corporate Governance Guidelines (the “Guidelines”) set forth our corporate governance principles and practices on a variety of topics, including the responsibilities, composition and functioning of the Board, director qualifications and the roles of the Board Committees. The Guidelines are periodically reviewed and updated as needed. The Guidelines provide, among other things, that:

• A majority of the members of the Board must be independent of the Company, as independence is determined under the Nasdaq listing rules, by the SEC and under the additional standards set forth in the Guidelines;

• Each of our Committees must be comprised entirely of independent directors;

• Separate executive sessions of the non-management directors and independent directors must be held a minimum number of times each year;

• The Board, acting on the recommendation of the Nominating and Governance Committee, will determine whether a director candidate’s service on more than three other public company boards of directors is consistent with service on our Board;

• Director compensation will be established in light of the policies set forth in the Guidelines;

• Within three years of joining the Board, directors are expected to own shares of our Common Stock having a market value of at least five times the annual cash retainer paid to them, in accordance with the Guidelines;

• Director tenure and retirement will be considered on a case-by-case basis depending on factors such as the director’s age, experience, qualifications, performance and history of service on the Board;

• Each of the Board and its Committees will hold an annual self-evaluation to assess its effectiveness; and

• The Compensation Committee and the Nominating and Governance Committee will together review, at least annually, management succession planning and report to the non-management directors on these reviews.

GLOBAL BUSINESS CONDUCT STATEMENT

Our Global Business Conduct Statement (“BCS”) sets forth our standards for ethical conduct required of all of our directors and employees. The BCS is available on the “Investors—Governance” page of our website at ir.paramount.com and on our intranet sites. As part of our compliance and ethics program, we distribute the BCS to our employees and directors and administer an online BCS training program. Directors and full-time employees are required to certify as to their compliance with the BCS and, on an ongoing basis, disclose any potential conflicts of interest. The BCS addresses, among other things, topics such as:

• Compliance with laws, rules and regulations, including the Foreign Corrupt Practices Act;

• Conflicts of interest, including the disclosure of potential conflicts to the Company;

• Confidentiality, insider information and trading, and fair disclosure;

• Financial accounting and improper payments;

• Our commitment to providing equal employment opportunities and a discrimination- and harassment-free workplace environment;

• Fair dealing and relations with competitors, customers and suppliers;

• Health, safety and the environment; and

• Political contributions and payments.

III-5

The BCS provides numerous avenues for employees to report potential violations of the BCS or other matters of concern, whether anonymously or with attribution. These avenues include domestic and international telephone hotlines and an affiliated website, as well as providing for direct submission of reports to our compliance officers and lawyers. The BCS also provides that we prohibit retaliation against anyone who makes a good faith report of a potential violation of the BCS.
Waivers of the BCS for our executive officers or directors, if any, are disclosed on our website at ir.paramount.com or by Form
8-K
filed with the SEC.
SUPPLEMENTAL CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS
The
Supplemental Code of Ethics is applicable to our Co-Chief Executive Officers, our Chief Financial Officer and our Chief Accounting Officer.

The Supplemental Code of Ethics addresses matters specific to those senior financial positions in the Company, including responsibility for the disclosures made in our filings with the SEC, reporting obligations with respect to certain matters and a general obligation to promote honest and ethical conduct within the Company. The senior financial officers are also required to comply with the BCS.
Amendments to or waivers of the Supplemental Code of Ethics for these officers will be disclosed on our website at ir.paramount.com or by Form
8-K
filed with the SEC.
INSIDER TRADING POLICY
Our Board has adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers and employees, as well as by the Company. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and with the exchange listing standards applicable to us. The Insider Trading Policy was filed as Exhibit 19 to the Initial Form
10-K.

III-6

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes our executive compensation philosophy and objectives and the decisions of the Compensation Committee of our Board (“Compensation Committee” or, in this CD&A, the “Committee”) regarding the 2024 compensation of our named executive officers (also referred to as “NEOs”) included in the compensation tables that appear after this CD&A.

EXECUTIVE SUMMARY

Our Named Executive Officers

The following seven current and former executive officers are our NEOs for 2024:

NAMED EXECUTIVE OFFICERS EMPLOYED AS OF DECEMBER 31, 2024 AND CURRENTLY (“2024 FYE NEOs”)

Name	Position

Christopher D. McCarthy	Office of the Chief Executive Officer (and principal executive officer), since May 1, 2024, and President and Chief Executive Officer of Showtime/MTV Entertainment Studios and Paramount Media Networks

Naveen Chopra	Executive Vice President, Chief Financial Officer (principal financial officer)

George Cheeks	Office of the Chief Executive Officer, since May 1, 2024, and President and Chief Executive Officer of CBS

Nancy Phillips	Executive Vice President, Chief People Officer

Brian Robbins	Office of the Chief Executive Officer, since May 1, 2024, and President and Chief Executive Officer of Paramount Pictures and Nickelodeon

FORMER EXECUTIVE OFFICERS

Robert M. Bakish	Former President and Chief Executive Officer (principal executive officer), through April 30, 2024

Christa A. D’Alimonte	Former Executive Vice President, General Counsel and Secretary, through June 28, 2024

Our Compensation Committee

The Compensation Committee is made up entirely of independent directors and is currently composed of Barbara M. Byrne, Linda M. Griego, Judith A. McHale (Chair) and Susan Schuman. During 2024, Nicole Seligman, who was also an independent director, served on the Committee until her departure from the Board effective June 4, 2024.

The Committee directs and periodically reviews our compensation philosophy, strategy and principles, and oversees the administration of our cash-based and equity-based incentive plans. The Committee also reviews and sets our compensation arrangements with our executive officers, including our NEOs, and other senior executives identified by the Committee at least annually after consultation with members of management (collectively, the “specified employees”). The Committee considers and approves goals and objectives relevant to the compensation of the President and Chief Executive Officer and/or Co-Chief Executive Officers (as applicable, our “Chief Executive Officer(s)”) and, together with the Nominating and Governance Committee, annually evaluates the performance of our Chief Executive Officer(s) in light of those goals and objectives. When applicable, the Committee considers the input of the non-management directors and reports to the non-management directors the results of the evaluation. The Compensation Committee sets the compensation of our Chief Executive Officer(s), taking this evaluation into account, and reports to the Board on this process.

For 2024, the Committee reviewed and approved all elements of compensation for each specified employee, including base salary, short-and long-term incentives, severance arrangements and benefit programs, to ensure that they adhere to our core compensation philosophy and objectives, and approved any salary increases, annual incentive payouts, long-term incentive award determinations and various other compensation actions.

III-7

Recent Compensation Committee Highlights

As further described elsewhere in this Amendment, during 2024 the Committee continued to strengthen our pay-for-performance linkage.

• 2024 Annual Incentive Plan Design: Given the Committee’s assessment that the 2023 Short-Term Incentive Plan (“2023 STIP”) design was generally successful in driving and rewarding desired behaviors, for the 2024 Short-Term Incentive Plan (“2024 STIP”) design the Committee determined to continue with generally the same performance metrics, payout curves and risk mitigation concepts that comprised the 2023 STIP design, including that all quantitative performance goals (i.e., 80% of the plan funding measures) in the 2024 STIP be based on financial metrics. In order to incentivize achieving profitability of our direct-to-consumer (“DTC”) streaming services on an accelerated basis while improving our overall financial performance and the efficiency and profitability of our operations, the Committee determined to give equal weighting to each quantitative metric in the 2024 STIP design. See pages III-15 to III-19.

• 2024 LTIP Design: For 2024 awards under the Company’s long-term incentive plan (the “LTIP”), the Committee determined to continue granting LTIP awards to NEOs in a combination of restricted share units subject only to time-based vesting conditions (“TRSUs”) and performance share units subject to time- and performance-based vesting conditions (“PSUs”), with such awards generally having the same terms and delivered in the same proportions as the LTIP awards for 2023. In order to set meaningful, achievable target performance levels while rewarding over-performance, the Committee adjusted the PSU payout scales to reduce the payout range. See pages III-19 to III-21.

• Increasing Variable, At-Risk Pay: The Committee recognizes the importance of having long-term performance incentives as a meaningful portion of our NEOs’ total long-term incentive compensation. On average, approximately 81% of the total target compensation for Messrs. McCarthy, Cheeks and Robbins (each a “Co-CEO” and, collectively, the “Co-CEOs”) as of December 31, 2024 was at risk and thus strongly linked to our financial performance results and stock price performance. Similarly, on average, approximately 80% of the total target compensation for the other 2024 FYE NEOs as of December 31, 2024 was at risk. In addition, in connection with Ms. Phillips’ employment agreement amendment in 2024, the Committee maintained its approach of increasing the variable, at-risk pay and long-term incentive components of NEO total target compensation over fixed cash components and delivered approximately 92% of the increase to Ms. Phillips’ total direct compensation in variable, at-risk pay. See below and page III-13.

• Enhanced Risk Mitigation: To further discourage imprudent risk taking and avoid undue emphasis on any one metric or goal, for 2024 awards, the Committee followed its practice of avoiding the duplication of metrics in the Company’s annual incentive plan and long-term incentive plan designs. The Committee maintained risk mitigation concepts in the 2024 STIP design to incentivize achievement of DTC streaming profitability and continued growth while continuing to meet our financial expectations and avoiding unnecessary risk taking. Additionally, the Committee continues to maintain robust executive stock ownership guidelines and a clawback policy. See pages III-15 to III-23.

Pay for Performance

We believe that those executives with significant responsibility and a greater ability to influence our results should have a significant portion of their total compensation tied directly to business results, and we have continued to shift our executive compensation packages to further emphasize performance-based compensation that is aligned with our business and operational strategy. Accordingly, a high percentage of our NEOs’ and other senior executives’ total target compensation is “at risk” — meaning that we do not intend for them to receive targeted pay amounts if performance does not meet expectations.

Consistent with this philosophy, our performance-based compensation programs provide for the opportunity to reward NEOs and other senior executives for contributing to annual financial and operational performance (through annual incentive programs) and stock price appreciation (through long-term equity incentives). The only fixed component of pay is annual base salary. Annual cash incentive awards and long-term equity incentive awards are subject to Company performance and/or stock price performance.

On average, approximately 81% of the total target compensation for the Co-CEOs as of December 31, 2024 was at risk and thus strongly linked to our financial performance results and stock price performance. Similarly, on average, approximately 80% of the total target compensation for the other 2024 FYE NEOs as of December 31, 2024 was at risk.

In selecting the financial performance metrics and goals for the performance-based compensation programs each year, the Committee considers our annual operating budget for the upcoming year, as approved by the Board. Our budgeting process reflects aggressive goal setting and considers the expected performance of the media industry for that year, as determined by media industry analysts. The Committee believes that this goal-setting process results in challenging, yet realistic, financial and operational goals that, if achieved, will lead to a successful return of value for shareholders.

III-8

For 2024, the Committee determined that it was appropriate to continue utilizing the same financial metrics as used in 2023 when setting quantitative performance goals that reflect our core pay-for-performance philosophy: budgeted adjusted Operating Income Before Depreciation and Amortization (“Adjusted OIBDA”), Free Cash Flow (“FCF”), DTC Adjusted Operating Income Before Depreciation and Amortization (“DTC OIBDA”) and DTC Revenue. See “—2024 Compensation—2024 Compensation Elements—Annual Incentive Awards” for additional discussion of these goals.

COMPENSATION PHILOSOPHY AND OBJECTIVES

Introduction

We designed our executive compensation programs to motivate and reward business success and increases in shareholder value, based on the following core objectives:

Pay for Performance Ensure plans provide reward levels that reflect variances between actual and desired performance results.	Flexible Enable management and the Board to make decisions based on the needs of the business and to recognize different levels of individual contribution.

Market Competitive Consider compensation programs of our peers to attract and retain the talent needed to drive sustainable competitive advantage and deliver value to shareholders.

Focused on Shareholder Value

Align executives’ interests with shareholder
interests, with particular emphasis on creating
incentives that reward executives for consistently
increasing the value of Paramount.

In determining our compensation policies and decisions for 2024, we considered the results of the previous shareholder advisory votes held on the compensation of our NEOs, and as a result, continued to base our compensation programs on the above-listed core objectives.

Risk Oversight

The Compensation Committee has oversight over the design and administration of our compensation programs, including to ensure that such programs do not promote an environment that encourages unnecessary and excessive risk taking by our employees. Based on management’s assessment and input from the Committee’s independent compensation consultant, the Committee does not believe that our employee compensation policies and practices create risks that are reasonably likely to have a material adverse effect on us.

Our Compensation Strategies

We use a mix of cash and equity incentives. The Committee believes that both cash and equity incentives are important to an effective compensation structure. Annual cash incentives reward executives for short-term financial and operating results that serve as a foundation for creating long-term value, while equity incentives motivate executives to execute long-term financial and strategic objectives to increase shareholder value through stock price performance.

We consider multiple factors when structuring compensation packages. In deciding the amount of cash and equity incentives that our NEOs and other senior executives receive, the Committee does not use rigid guidelines to determine the mix of compensation elements (i.e., short-term versus long-term compensation and cash versus non-cash compensation) for each senior executive. The Committee considers a multitude of factors, including the executive’s total target compensation, the amount of compensation that is delivered in fixed versus variable, at-risk elements, external and internal market data, our succession planning and retention needs, the scope of the executive’s role and the executive’s performance and length of time in the role.

III-9

We choose performance metrics and establish performance goals that are intended to further our long-term strategic objectives. The Committee believes that a significant portion of our executives’ compensation should be subject to the achievement of performance goals that are objectively measurable and that represent aggressive performance standards that are reasonably attainable, and that any performance goals are based on easily understood metrics intended to drive shareholder value creation. Each year, the Committee selects the financial performance metrics and goals for the performance-based compensation programs and, to avoid distorted performance goals, approves adjustments to the calculation of those goals, which adjustments generally are pre-approved. Each year, the Committee also establishes qualitative factors and weightings for the annual incentive plan, with multiple pre-established objectives for the Committee to assess when evaluating management’s performance. The Committee believes this process results in performance goals that are challenging, yet realistic, and that will not encourage senior executives to engage in overly risky business activities to achieve unattainable goals or overcome lower results caused by unforeseen events.

Elements of Our Executive Compensation Program

The table below outlines the key elements of the compensation arrangements with our NEOs and other senior executives, and describes their purpose, key characteristics and, if applicable, the type of performance measured and how we deliver the compensation.

Total Target Compensation:

Compensation Element	Purpose	Fixed or At Risk	Performance Measured	Cash or Equity

Base Salary	• Provide competitive compensation to attract and retain executive talent • Provide secure base of guaranteed cash for services rendered	Fixed	Individual	Cash

Annual Incentive Awards	• Incentivize, and reward for, achievement of a combination of challenging annual financial and operational performance goals and individual contributions	At Risk	Corporate and Individual	Cash

Long-Term Incentives	• Align interests between executives and shareholders by linking realizable pay to stock price performance • Retain talent and build executive ownership	At Risk	Corporate	Equity

The table below sets forth the total target compensation packages for our 2024 FYE NEOs as of December 31, 2024. For Messrs. McCarthy, Cheeks and Robbins, amounts reflect their total target compensation packages in their dual roles as Co-CEOs and business unit heads.

NEO	Base Salary	Target Bonus	Target LTI Award	Total Target Compensation

Chris McCarthy	$2,750,000	$6,187,500*	$5,000,000	$13,937,500

Naveen Chopra	$1,400,000	$2,450,000	$4,150,000	$8,000,000

George Cheeks	$2,750,000	$7,837,500*	$5,000,000	$15,587,500

Nancy Phillips	$1,000,000	$1,200,000*	$1,800,000	$4,000,000

Brian Robbins	$2,750,000	$6,187,500*	$5,100,000	$14,037,500

*	Does not reflect pro-ration of Target Bonus opportunity applicable only for 2024.

III-10

Other Forms of Compensation:

Compensation Element	Purpose

Health and Welfare, Retirement and Deferred Compensation Plans	• Promote employee health and well-being, and financial security for retirement • Provide competitive benefits to attract and retain executive talent

Perquisites and Other Personal Benefits	• Provide business-related benefits • Assist in attracting and retaining executive talent

Post-Termination Arrangements

•  Attract and retain executive talent in a competitive market by providing temporary income following an involuntary termination of employment

•  Provide continuity of management

•  Compensate executives for restrictive covenants and other obligations following a termination without “cause” or a resignation for “good reason”

WHAT WE DO AND DON’T DO

We design our executive compensation programs to create long-term shareholder value, align pay and performance and avoid excessive risk taking

✓  Generally include a relative market-based performance metric (i.e., relative total shareholder return (or “rTSR”)) in our long-term incentive program

✓  Maintain robust stock ownership guidelines for officers and directors

✓  Cap payouts under our annual incentive program and performance-based equity awards through maximum payouts

✓  Vary performance metrics and measurement periods in our compensation programs to mitigate excessive risk-taking

✓  Structure overall target compensation so that a substantial majority of our NEOs’ annual compensation is at risk

✓  Conduct a robust annual risk assessment of our compensation programs, policies and practices

We incorporate best practices in our compensation programs

✓  Clawback Policy: In addition to maintaining a clawback policy as required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 10D-1 and Nasdaq listing standards (which we apply beyond executive officers to other senior executives of the Company), provide for forfeiture, repayment or adjustment of incentive compensation in the event of a financial restatement without regard to misconduct in our NEOs’ employment agreements

✓  Anti-Hedging Policy: Prohibit our employees from hedging our securities

✓  Anti-Pledging Policy: Prohibit our executive officers, Section 16 officers, including our NEOs, and all other employees who report to our Co-CEOs (in their capacities as Co-CEOs) from pledging our securities or holding our securities in a margin account

✓  Re-evaluate our peer group on an annual basis

✓  Retain an independent compensation consultant

✓  Engage with shareholders

×   No Tax Gross-Ups – We do not provide excise tax gross-ups in the event of a change in control in our executive employment agreements

×   No payment of dividends or dividend equivalents on unvested equity awards

×   No repricing of underwater stock options

III-11

Role of Compensation Consultants

The Committee retains an independent compensation consultant to advise the Committee in its review of senior executive compensation. For 2024, ClearBridge Compensation Group LLC (“ClearBridge”) served as the Committee’s independent compensation consultant. The Committee has the sole authority to retain and terminate the independent compensation consultant and to review and approve the firm’s fees and other retention terms. The Committee maintains a policy requiring that its independent compensation consultant not provide services to the Company other than its services to the Committee and its services to the Company with respect to the evaluation of non-executive director compensation. ClearBridge did not provide any such services in 2024, and in April 2025, the Compensation Committee assessed the independence of ClearBridge and determined that the firm’s work for the Committee did not raise any conflicts of interest.

PEER GROUP COMPOSITION

2024 Peer Group

In reviewing senior executive compensation, the Committee considers data regarding the competitive market for comparable senior executive talent. The Committee reviews the peer group to be used for considering NEO and other senior executive compensation packages with ClearBridge annually. The Committee seeks to include companies with which we compete for executive and creative talent and with a business of similar scope and/or complexity. The Committee also seeks to ensure that the number of companies in the peer group is sufficient to provide a degree of continuity year-over-year to avoid statistical distortion.

Following the Committee’s annual review of the compensation peer group in 2024, the Committee determined to replace DISH Network Corp. with EchoStar Corporation, due to EchoStar Corporation’s acquisition of DISH Network Corp. at the end of 2023 and the similarities in size and business of the combined company to our other peers.

2024 Peer Group
Altice USA, Inc. Charter Communications, Inc. Comcast Corporation EchoStar Corporation Fox Corporation	Liberty Global plc Lions Gate Entertainment Corp. Netflix, Inc. The Walt Disney Company Warner Bros. Discovery, Inc.

The Committee concluded that utilizing data from this peer group would allow it to appropriately evaluate our NEO compensation to attract, retain and compensate talented executives, while preserving sufficient year-over-year continuity of our peer group. The Committee used the publicly reported NEO compensation data from companies in this group as reference points in assessing the compensation levels for our NEOs. Consistent with its past practice and overall compensation philosophy, the Committee does not target a benchmark level of compensation and intends to continue to refrain from doing so. The Committee will also maintain its practice of considering the scope of each NEO’s responsibility and his or her length of time in the role, in addition to other factors.

2025 Peer Group

In connection with its annual review of the Company’s compensation peer group, the Committee found that the established peer group, above, continued to reflect appropriate comparison companies for 2025 compensation arrangements.

2024 COMPENSATION

Changes in NEOs’ Compensation Arrangements in 2024

During 2024, the Committee balanced strengthening our pay-for-performance linkage (as further described elsewhere in this Amendment) with retaining and incentivizing our executives during a year of transition.

Mr. Bakish

Mr. Bakish stepped down from his position as President and Chief Executive Officer of Paramount effective April 30, 2024 and, on April 29, 2024, we entered into a transition services agreement and general release of claims with Mr. Bakish (the “transition agreement”) pursuant

III-12

to which he served as a non-executive Senior Advisor to the Company until his employment terminated on October 31, 2024. As discussed below in the section entitled “Potential Payments Upon Termination and Certain Other Events,” in connection with his termination, Mr. Bakish has received, and will continue to receive, severance compensation and benefits in accordance with a termination without “cause” under the terms of his previously disclosed employment agreement and transition agreement.

Office of the Chief Executive Officer

On April 29, 2024, the Board established the Office of the Chief Executive Officer (“Office of the CEO”), effective May 1, 2024, consisting of Messrs. McCarthy, Cheeks and Robbins, and designated Mr. McCarthy as interim principal executive officer for purposes of the rules and regulations of the SEC.

On June 4, 2024, in respect of their service in the Office of the CEO, the Committee:

• designated each Co-CEO as a participant in the Paramount Global Executive Change in Control Severance Protection Plan (the “CIC Plan”), pursuant to which each Co-CEO’s severance multiple under the CIC Plan is two and benefit continuation period is 24 months; and

• increased each Co-CEO’s annual cash bonus opportunity under the Company’s annual short-term incentive plan (“STIP”) by 100% of the applicable Co-CEO’s annual base salary (the “Incremental STIP Opportunity”), which, for 2024, would apply only to the period between May 1, 2024 and December 31, 2024.

On October 8, 2024, to ensure consistent leadership and continuity in the Office of the CEO, including in light of the pending transactions pursuant to the definitive transaction agreement, dated July 7, 2024, among the Company, Skydance Media, LLC (“Skydance”) and certain other parties thereto (the “Transaction Agreement”), which remain subject to regulatory and other customary approvals (the “Transactions”), the Committee approved:

• a special LTIP grant to each Co-CEO of TRSUs having a grant date value of $3 million, which TRSUs were generally scheduled to vest in equal annual installments on the first three anniversaries of the date of grant; and

• entry into an employment agreement amendment with each Co-CEO, which (i) modified the applicable Co-CEO’s Incremental STIP Opportunity so that it would continue to apply for the duration of such Co-CEO’s employment, without regard to continued service in the Office of the CEO and (ii) clarified that the assignment to the applicable Co-CEO of duties or responsibilities substantially inconsistent with the executive’s position or duties as Co-CEO, or a material reduction in such position or duties, would entitle such Co-CEO to resign for “good reason.” See “Potential Payments upon Termination and Certain Other Events” for further description of the Co-CEOs’ employment agreements and severance protections.

As a result of the Committee’s focus on strengthening our pay-for-performance linkage, 100% of the incremental compensation opportunities awarded to Messrs. McCarthy, Cheeks and Robbins in their roles as Co-CEOs in 2024 were delivered in variable, at-risk pay and long-term incentives. Further, due to the dual roles of the Co-CEOs/business unit heads, the Company did not incur replacement costs in the form of additional fixed cash compensation.

Ms. Phillips

On June 7, 2024, the Company entered into an employment agreement amendment with Ms. Phillips, providing for the following compensation changes:

•	an increase in her annual base salary to $1 million and an increase in her annual target cash bonus opportunity to 120% of her annual base salary, in each case effective June 4, 2024; and

•	an increase in the target value of her annual grant of equity compensation to $1.8 million, beginning with annual grants for 2025.

In keeping with the Committee’s pay-for-performance philosophy and to further align our NEOs’ interests with those of our shareholders, more than 90% of the incremental compensation opportunities reflected in Ms. Phillips’ amendment will be delivered in variable, at-risk pay, which further increases the percentage of her total target compensation delivered in variable, at-risk pay and long-term incentives.

In connection with the increase in the target value of Ms. Phillips’ annual grants of equity compensation under the LTIP, in June 2024, the Committee awarded Ms. Phillips a pro-rated equity award consisting of TRSUs with a grant date value of $350,000, which were generally scheduled to vest in one-third installments on each of June 12, 2025, June 12, 2026, and June 4, 2027 (which is the last day of the term of her employment agreement).

III-13

Ms. D’Alimonte

On June 18, 2024, we entered into a release agreement with Ms. D’Alimonte and her employment ceased on June 28, 2024. As discussed below in the section entitled “Potential Payments Upon Termination and Certain Other Events,” in connection with her termination, Ms. D’Alimonte has received, and will continue to receive, severance compensation and benefits in accordance with a termination without “cause” under the terms of her previously disclosed employment agreement.

Transaction Award Program

Recognizing the unique retention and incentivization challenges the Transactions could present, as well as the significant amount of work required to successfully complete the Transactions, the Committee approved a cash-based transaction award program (the “Transaction Award Program”) intended to increase the likelihood of the successful operation of Paramount prior to completion of the Transactions and promote the retention and continued focus of certain key employees, including Ms. Phillips, through such completion. Awards under the Transaction Award Program are payable on closing of the Transactions (the “Closing”), and a participant remains eligible to receive payment of the participant’s transaction award upon Closing in the event of, in each case prior to the Closing, the participant’s termination of employment without “cause,” or due to death or disability or resignation for “good reason,” if applicable under the participant’s employment agreement. Ms. Phillips has been allocated a $1 million transaction award opportunity, representing 100% of her base salary as of November 15, 2024.

280G Mitigation Measures

Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) disallows a company’s deduction for certain payments that are contingent on a change in control and exceed certain limits (“excess parachute payments”), and Section 4999 of the Code imposes on the recipients of excess parachute payments an excise tax (“excise tax”) on such payments.

None of our executives are entitled to a tax gross-up in connection with any excise tax that would be imposed on payments made that are considered to be in connection with the Transactions. In the event that any such payments would be subject to an excise tax, amounts payable under the applicable arrangement will be reduced to the level at which the excise tax will not apply, if such reduction would result in a greater after-tax amount to the executive.

The Company engaged a “Big Four” accounting firm (the “280G Firm”) to conduct an analysis on the potential tax impact of Sections 280G and 4999 of the Code (the “280G Impact”) on the Company and certain of the Company’s employees and service providers, including the 2024 FYE NEOs, in connection with the change in control contemplated by the Transactions. Based on the 280G Firm’s preliminary analysis, payments to each of our 2024 FYE NEOs may, absent any mitigating measures, be subject to the excise tax in connection with the Transactions.

The Committee considered actions to mitigate or eliminate the 280G Impact on our 2024 FYE NEOs and the Company and approved the following measures (the “280G Mitigation Measures”), subject to the repayment conditions outlined below:

• for each Co-CEO, the immediate vesting and settlement in shares of the Company’s Class B Common Stock of all outstanding (i) TRSUs scheduled to vest in 2025, 2026 and 2027 and (ii) PSUs comprising the applicable Co-CEO’s target awards with performance periods ending in 2026 and 2027, for which performance-based vesting conditions would otherwise be deemed achieved at target performance for purposes of the conversion of the PSUs pursuant to the Transaction Agreement;

• for the other 2024 FYE NEOs, the immediate vesting and settlement in shares of the Company’s Class B Common Stock of all outstanding TRSUs scheduled to vest in 2025; and

• for all 2024 FYE NEOs, payment in December 2024 of a preliminary 2024 STIP bonus of 100% of such 2024 FYE NEO’s target 2024 STIP payout percentage, representing a portion of the 2024 STIP bonus amount otherwise expected to be paid in early 2025 based on the Company’s forecasted financial performance as of December 9, 2024 (the “Accelerated STIP Amount”).

In the event that a 2024 FYE NEO voluntarily resigns or the 2024 FYE NEO’s employment is terminated for “cause,” as defined in the applicable 2024 FYE NEO’s employment agreement (each, a “disqualifying termination”), in each case prior to the previously scheduled vesting date for any tranche of TRSUs or PSUs that was accelerated to mitigate the 280G Impact, such 2024 FYE NEO must repay to the Company, within 30 calendar days following the date of such 2024 FYE NEO’s termination of employment, the after-tax amount attributable to any such tranche of TRSUs or PSUs, as applicable.

III-14

The Accelerated STIP Amount was subject to recoupment, on an after-tax basis, in the event that a 2024 FYE NEO incurred a disqualifying termination prior to December 31, 2024. In addition, any amount by which the Accelerated STIP Amount exceeded the final 2024 STIP bonus earned by a 2024 FYE NEO, as determined by the Committee based on actual full year performance, was subject to repayment, also on an after-tax basis. The final 2024 STIP bonus earned by each 2024 FYE NEO exceeded the applicable executive’s Accelerated STIP Amount, and the incremental 2024 STIP bonus amount due to each 2024 FYE NEO was paid on February 24, 2025.

2024 Compensation Elements

The Committee’s decisions with respect to 2024 compensation are discussed below.

Base Salary

In reviewing proposals for changes to base salary for NEOs, the Committee considers the following:

• Appropriate competitive compensation data for the position;

• Individual performance;

• Base salary level for the executive in relation to the executive’s total target compensation;

• Base salary level as it relates to the allocation of fixed versus at risk compensation;

• Input and recommendations of our Chief Executive Officer(s) (for NEOs other than the Chief Executive Officer(s));

• The level of the annual merit increase budget across the Company as a whole; and

• Existing contractual obligations, if any.

Annual Incentive Awards

We use annual cash bonuses to reward achievement of financial performance and individual strategic and operational objectives. In establishing the 2024 STIP, the following process was utilized:

Approve the 2024 STIP Design. At the beginning of 2024, the Committee approved the framework under which individual bonus amounts for NEOs (and all other bonus-eligible employees) would be determined under the 2024 STIP, which consists of two steps.

•

Step 1: At or shortly following the end of 2024, the Committee assesses the degree of achievement against the quantitative and qualitative performance goals previously set for 2024, which provides a preliminary bonus funding percentage for each NEO. For the quantitative performance goals, bonus amounts are assessed in relation to pre-established threshold, target and maximum goals. For the qualitative performance goals, bonus amounts are holistically assessed in relation to the degree of achievement against the pre-established objectives.

•

Step 2: After consideration of (i) the Committee’s evaluation, together with the Company’s Nominating and Governance Committee, of the performance of each Co-CEO and (ii) the Co-CEOs’ recommendation for all NEOs other than the Co-CEOs, the Committee determines each NEO’s “individual multiplier” based on the Committee’s assessment of each NEO’s individual performance for 2024. Each NEO’s respective individual multiplier is applied to such NEO’s preliminary bonus amount to determine such NEO’s final bonus payout. Through the individual multiplier, the Committee may modify the final payout up or down within a range of 0% of target to 200% of target.

This two-step approach reflects the Committee’s view that Company-wide quantitative and qualitative performance, in combination with individual performance, should be the factors used in determining bonuses for the NEOs. To avoid undue risk taking, the Committee determined that the final 2024 STIP payout for any NEO may not exceed 200% of the NEO’s target bonus amount.

Set the 2024 STIP Performance Goals. At the beginning of 2024, the Committee also established the quantitative performance goals applicable to the 2024 STIP, which were not certain of achievement at the time they were set, and the qualitative performance factors for the year. The goals were developed to promote achievement of DTC streaming profitability on an accelerated basis, while achieving our Company-wide bottom-line financial goals and continuing to progress on our strategic, workforce and culture development initiatives.

In setting the 2024 STIP quantitative performance goals, the Committee sought to establish performance goals that were meaningful, challenging and designed to motivate collaborative performance, without encouraging senior executives to engage in excessively

III-15

risky business activities to achieve unattainable goals or overcome lower results caused by unforeseen events. The Committee determined to base 2024 STIP bonus amounts on the following structure:

•

80% based on the degree of achievement of pre-established quantitative performance goals (i.e., collectively, the quantitative performance factor, calculated using weighted average of the payout percentage set for the applicable achievement level). The threshold, target and maximum goals associated with each metric are established annually so that they remain rigorous and in line with our strategic plan. The target established for each metric was set as follows: Adjusted OIBDA, $3.1 billion; FCF, $250 million; DTC OIBDA, $(837) million; and DTC Revenue, $7.8 billion.

The following chart explains the Committee’s rationale in selecting Adjusted OIBDA, FCF, DTC OIBDA and DTC Revenue as the applicable quantitative performance metrics, and the manner in which each such metric is calculated:

Performance Metric	Why Chosen	How Calculated

Adjusted Operating Income Before Depreciation and Amortization (Adjusted OIBDA) Weighting: 20%	An important indicator of our operational strength and performance, as it measures efficiency and profitability and incentivizes management to better control expenses	Using our 2024 budget for Adjusted OIBDA and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal
Free Cash Flow (FCF) Weighting: 20%	Provides a clear view of our ability to generate cash (and thus profits), which allows us to pursue opportunities that enhance shareholder value	Using our 2024 budget for FCF and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal
DTC OIBDA Weighting: 20%	An important indicator of the operational strength and performance of our Direct-to-Consumer segment, as it measures efficiency and profitability	Using our 2024 budget for DTC OIBDA–i.e., Adjusted OIBDA for our Direct-to-Consumer segment–and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal

DTC Revenue Weighting: 20%	An important driver of our valuation and a key indicator of the future profitability of our DTC business	Using our 2024 budget for our Direct-to-Consumer segment revenue and then adjusting for items, if any, approved by the Committee that would otherwise distort the calculation of the performance goal

•	20% based on the Committee’s assessment of management’s qualitative performance as a whole with regard to the following factors:

o  Execution of our 2024 strategy (10%), including how well we: executed in evolving the Company into a leading global, multi-platform, premium content company; capitalized on opportunities to manage costs and improve business operations; produced high quality content across the Company’s business operations; drove the growth and profitability of our DTC streaming services, including through high engagement levels; and continued to streamline our asset portfolio; and

o  Workforce Culture and Development (10%), including how well we: leveraged the Company’s mission, values and strategy to continue building a high-performing and inclusive culture that is a competitive advantage for us; continued growing people leader capability across the Company; developed “bench strength” throughout the organization by identifying and developing high potential future leaders; focused on meaningful engagement of our workforce and driving accountability for team action planning; and, on a holistic basis, made progress on our goals of equal opportunity and inclusivity in our work place.

In all cases, the maximum amount of 2024 STIP funding on a Company-wide basis was capped at 200% of the 2024 STIP pool at target.

Risk mitigation concepts were maintained as part of the 2024 STIP design to strike the appropriate balance in management’s focus on our bottom-line financial goals and our DTC streaming growth strategy. Adjusted OIBDA, FCF and DTC OIBDA achievement were each subject to maximum payouts of 200% of target to incentivize a shift in efforts towards driving streaming profitability. DTC Revenue achievement was subject to a maximum payout of 300% for achievement of maximum performance, provided that if threshold performance for any of the other quantitative metrics was not met, the DTC Revenue metric would be capped at a maximum payout percentage of 150%. The Committee determined that this limitation on the DTC Revenue metric payout was appropriate to ensure that our bottom-line financial goals continued to remain a priority for management.

III-16

Determine Actual Bonus Payments. At or shortly following the end of 2024, in accordance with the framework described above, the Adjusted OIBDA, FCF, DTC OIBDA and DTC Revenue results were calculated by starting with our 2024 results for each metric and then adjusting for items approved by the Committee that would otherwise have distorted the calculation of the performance goals. The Committee determined to adjust our quantitative performance results to account for the impact of foreign currency rate fluctuations and the unbudgeted impact of licensing revenue allocations between our TV Media and DTC segments, each of which were pre-approved adjustments under the 2024 STIP design. Further, the Committee approved an adjustment to exclude the expense of the 280G Mitigation Measures from the calculation of percentage achievement for Adjusted OIBDA and FCF, as well as a downward adjustment to Adjusted OIBDA and DTC OIBDA achievement to remove the impact of certain cost initiatives that were implemented during 2024. Performance results, including such adjustments, were as follows: with respect to Adjusted OIBDA, $3.18 billion, with respect to FCF, $560 million, with respect to DTC OIBDA, $(413) million and with respect to DTC Revenue, $7.82 billion.

	Adjusted Quantitative Performance Results (80%)

(in millions)	Adjusted OIBDA* (20%)	Free Cash Flow (20%)	DTC OIBDA* (20%)	DTC Revenue (20%)

Unadjusted Result	$3,215	$489	$(488)	$7,632

Adjustment	$(35)	$71	$75	$184

Adjusted Result	$3,180	$560	$(413)	$7,816

*

The unadjusted result for each of Adjusted OIBDA and DTC OIBDA was adjusted to exclude the amount of the 2024 STIP expense that exceeded the budgeted amount as a result of the percentage of achievement against the performance goals.

In accordance with step one of the two-step STIP process discussed above, in February 2025, the Committee evaluated our adjusted performance for 2024 against the pre-established quantitative performance goals. Adjusted OIBDA, FCF and DTC Revenue results were determined to be achieved above target, resulting in a payout between target and maximum for each such factor. DTC OIBDA results were determined to be achieved above maximum achievement, but the payout was capped at 200%.

The Committee then evaluated our qualitative performance after receiving the Co-CEOs’ overall assessment of performance against the Company’s 2024 qualitative performance goals, which included the following highlights:

•

We continued driving the evolution of Paramount into a leading global, multi-platform, premium content company, in addition to the significant amount of work that we completed across the company to successfully negotiate the Transactions.

•	We increased Paramount+ revenue by 33% and added 10 million new subscribers to reach 77.5 million as of year-end, fueled by our strong content slate.

•	We continued to deliver number one hit series across broadcast and cable.

•	Paramount Pictures had five number one films at the domestic box office — Mean Girls, Bob Marley: One Love, IF, Smile 2 and Sonic the Hedgehog 3.

•

We continued to focus on franchise growth and management, capitalizing on our rich library and intellectual property and executing across theatrical, series and streaming, to cultivate active fan bases and build audiences over time.

•

We successfully negotiated and renewed longstanding agreements with key distribution and affiliate partners — with Charter, Nexstar and Scripps, among others — including station affiliate compensation deals across many markets.

•

We strengthened the balance sheet, including generating net operating cash flow of $752 million — a significant improvement from 2023 — and optimizing our asset mix through our continued divestiture of non-core assets, including the sale of our equity interest in Viacom18, which resulted in an attractive financial return.

•	We achieved $500 million in annual run-rate cost savings.

Based on its quantitative and qualitative assessments, the Committee determined the preliminary bonus funding percentage for 2024 to be 136.7% of target.

In accordance with step two of the two-step STIP process discussed above, the Committee then modified the 136.7% preliminary bonus funding percentage for each 2024 FYE NEO based on the Committee’s assessment of each 2024 FYE NEO’s individual performance after

III-17

consideration of management’s recommendation. Mr. Bakish and Ms. D’Alimonte received bonus amounts based on target performance in accordance with their separation terms and this step two of the two-step STIP process was not applied to them (see “Potential Payments upon Termination and Certain Other Events” for further information on their separation terms). When making its 2024 bonus determinations, the Committee considered the input and recommendations of the Co-CEOs with respect to 2024 FYE NEOs other than the Co-CEOs. With respect to the Co-CEOs, the Committee took into account their respective performance evaluations conducted by the Committee, together with the Nominating and Governance Committee, after the close of the year. The Committee’s determination of the 2024 FYE NEOs’ annual incentive amounts, as set forth in the Summary Compensation Table for 2024 following this CD&A, took into account each NEO’s contributions toward the qualitative performance factors described above, as well as a variety of factors it deemed appropriate, with no pre-determined emphasis on any individual factor. The Committee also considered each 2024 FYE NEO’s target bonus amount for 2024, which amounts are based on competitive practice and are included in the table below. The differences in the target bonus amounts set forth in the 2024 FYE NEOs’ agreements partly reflect the level of relative impact of each of their positions on our performance.

Because of our 2024 FYE NEOs’ performance, we continued to deliver on our strategic objectives. In addition to the accomplishments and other considerations discussed earlier in this CD&A, the Committee considered the following accomplishments of our NEOs:

•

The Co-CEOs provided strategic leadership and management for our Company as we navigated a rapidly evolving industry landscape and the Transactions, in addition to their continued work as business unit heads. They and their senior executive teams:

o  Carried out the disciplined execution of our ongoing restructuring and transformation initiatives, continued to streamline our asset portfolio and explored new opportunities to increase revenues and reduce costs, creating value for our shareholders and other stakeholders;

o  Executed strategic amendments to our revolving credit facility and standby letter of credit facility to reflect the ownership structure after giving effect to the Transactions;

o  Led our efforts to develop and engage a high-performing workforce and foster a welcoming and supportive culture; and

o  Drove financial performance and amplified our world-class content across our three segments:

•

Direct-to-Consumer: DTC profitability improved by a total of $1.2 billion in 2024, reflecting two consecutive quarters of profitability and driven by an impressive year at Paramount+, where we added 10 million new subscribers to reach 77.5 million as of year-end, and delivered a 33% increase in revenue. Paramount+ achieved the position as the number four global streaming service. Pluto TV continues to be a global leader in FAST and grew 8% in hours watched for the year.

•

TV Media: CBS finished the 2023-2024 season as America’s number one broadcast network in primetime for the 16th consecutive season, with eight of the top 10 broadcast series and the three most watched new broadcast series with Tracker, Elsbeth and NCIS: Sydney. CBS’s fall 2024 primetime slate featured seven of the top 10 broadcast series, including Tracker, the most watched series, Matlock, the number one new series, and Georgie & Mandy’s First Marriage, the number one new comedy, and the NFL delivered three of the top four regular season games, averaging over 19 million viewers. CBS News had four programs at number one in their respective categories — 60 Minutes, CBS News Sunday Morning, Face the Nation and 48 Hours — and for the year, grew total minutes watched on our streaming platforms by nearly 60%.

Yellowstone on Paramount Network once again became the number one entertainment series on cable, premiering with 18 million viewers. Internationally, Yellowstone was number one in starts and engagement on Paramount+. Nickelodeon’s tremendous popularity continued with kids and preschoolers, including SpongeBob SquarePants, the number one series among kids six to 11. The Daily Show on Comedy Central was the number one cable entertainment series in late night and continued to grow across streaming, linear and social platforms. MTV Video Music Awards had its biggest audience in four years, and The Challenge was the number one competition show on cable and delivered the highest season premiere share in franchise history.

•

Filmed Entertainment: In addition to debuting number one at the domestic box office, Sonic the Hedgehog 3 was the highest-grossing film in the franchise and is expected to be one of the studio’s 10 most profitable releases of the last decade. Smile 2 debuted number one at both the domestic and the global box office. Gladiator II has generated more than $460 million globally. The studio slate also drove viewing on our linear and streaming platforms and contributed to other revenue streams, such as consumer products.

III-18

•	Mr. Chopra and Ms. Phillips were key members of the executive team.

o  Mr. Chopra participated in and advised the senior management team and provided leadership of our finance, accounting, tax, treasury, investor relations, strategy and corporate development, technology and facilities and real estate functions. Mr. Chopra was instrumental to the successful negotiation of the Transactions and in the execution of our DTC streaming strategy that reached its first quarter of profitability during 2024. Mr. Chopra also oversaw numerous initiatives to drive efficiencies and manage costs, and he continues to be a strong advocate and voice in our values-driven corporate culture.

o  Ms. Phillips participated in and advised the senior management team and led our people strategy and operations. Ms. Phillips provided leadership of our human resources and security functions, including our talent acquisition, people development, people operations and total rewards strategies. In 2024, she supported implementation of the Office of the CEO, was instrumental to the successful negotiation of the Transactions and enabled ongoing business transformation efforts. Ms. Phillips’ leadership regarding the Company’s succession planning initiatives helped the Company navigate leadership and organizational changes. Ms. Phillips also continued working to reinforce the Company’s high-performing, high-development organizational culture that will serve as a competitive advantage for us.

Based on the foregoing, the Committee approved the specific annual incentive amounts set forth in the table below and in the Summary Compensation Table for 2024 under the “Non-Equity Incentive” column for each of the above 2024 FYE NEOs.

NEO	Target Award	Preliminary Bonus Funding Percentage	Preliminary Award	Individual Multiplier	Final Award

Chris McCarthy*	$5,278,347	136.7%	$7,215,500	120%	$8,658,600

Naveen Chopra	$2,450,000	136.7%	$3,349,150	105%	$3,516,608

George Cheeks*	$6,928,347	136.7%	$9,471,050	120%	$11,365,260

Nancy Phillips**	$1,083,538	136.7%	$1,481,196	118%	$1,747,811

Brian Robbins*	$5,278,347	136.7%	$7,215,500	120%	$8,658,600

*	The portion of the executive’s target annual incentive comprised of the Incremental STIP Opportunity was pro-rated for 2024 based on the period that the executive served in the Office of the CEO.

**	Ms. Phillips’ target annual incentive was pro-rated for 2024 to reflect her increased annual target cash bonus opportunity under her amended employment agreement, effective June 4, 2024.

2025 Bonus Program

For the 2025 STIP, the Committee determined to continue its practice of basing the level of STIP funding on a mix of quantitative and qualitative performance, with quantitative performance weighted at 80% and qualitative performance weighted at 20%. The Committee determined to continue using the same four quantitative metrics (Adjusted OIBDA, FCF, DTC OIBDA and DTC Revenue) and the same two qualitative metrics (Strategy & Execution and Workforce Culture and Development) for the 2025 STIP performance goals. In considering the impact of the Transactions, the Committee determined that it would be appropriate and consistent with the Company’s objectives to set the funding and payment of bonuses to STIP eligible employees at target levels for the portion of 2025 ending on the Closing date in the event that the Transactions were consummated during 2025.

Long-Term Incentive Program

Long-Term Incentive Program

The LTIP is designed as a “pay-for-performance” vehicle to encourage executives to make decisions that will create and sustain long-term value for shareholders. It is also a vehicle used to retain talent and build executive ownership. Through our total compensation design, a significant portion of the total compensation opportunity for the NEOs is directly linked to stock price performance, with the goal of creating

III-19

alignment with our shareholders. Eligibility to participate in the LTIP is generally limited to executives who have management responsibility.

The type and mix of equity-based vehicles used to deliver value varies primarily by an executive’s level in the organization and our business needs. The Committee considers the following objectives in determining the appropriate type and mix of equity-based vehicles:

•

Increased accountability for senior executives (Performance-Based Equity Awards): Motivate senior executives to focus on our performance through the achievement of pre-established financial goals over a designated period.

•

Retention of talent and alignment with shareholder interests in both up and down markets (Time-Based Equity Awards): Provide real retention value in the form of awards that are earned over a specified vesting period, with the value of awards tied to the value of our stock price.

The Committee discusses with management and ultimately approves the values, mix, and type of annual grants for senior executives, subject to the terms of an executive’s employment agreement. In determining the value, mix, and type of awards, the Committee takes into consideration the above objectives and the competitive assessment of total compensation reviewed by the independent compensation consultant and reviews the LTIP with its independent compensation consultant and senior management.

2024 LTIP Awards

As previously disclosed, the Committee approved 2024 LTIP awards on February 21, 2024, with grants to be made effective on March 1, 2024, to eligible employees, including NEOs, in the form of TRSUs and PSUs. For 2024, the Committee determined to continue granting PSUs and TRSUs to our NEOs in the same proportions as for 2023, i.e., 50% PSUs and 50% TRSUs for Mr. Bakish, our President and Chief Executive Officer at the time of the annual grants, and 35% PSUs and 65% TRSUs for all other NEOs. The price used for determining the number of TRSUs to be granted to each NEO was the average closing price for the 20-trading day period immediately preceding and including the March 1, 2024 grant date. For PSUs, a Monte Carlo valuation model was used to determine the number of PSUs to be granted to each NEO.

As part of its comprehensive annual review of our compensation programs, the Committee looks for opportunities to further align our compensation program with our pay-for-performance philosophy and to remain competitive within our industry and the broader labor market. For 2024 LTIP awards, the Committee determined that ratable vesting of TRSUs on the first three anniversaries of the date of grant remained appropriate and within market practice. The Committee found that relative total shareholder return against companies in a PSU comparator group that generally face the same macroeconomic and industry challenges faced by the Company (“PSU Comparator Group”) continued to be the appropriate performance criteria for the PSUs. For the 2024 PSU Comparator Group, the Committee determined to replace DISH Network Corp. with EchoStar Corporation, due to the acquisition of DISH Network Corp. by EchoStar Corporation, and replace World Wrestling Entertainment, Inc with TKO Group Holdings, Inc., the combined entity following the merger between World Wrestling Entertainment, Inc and Zuffa, LLC. The companies comprising the 2024 PSU Comparator Group are set forth below.

III-20

2024 PSU Comparator Group

Alphabet Inc. (GOOGL)

Altice USA, Inc.

AMC Networks Inc.

Cable One, Inc.

Charter Communications, Inc.

CineMark Holdings, Inc.

Clear Channel Outdoor Holdings, Inc.

Comcast Corporation

EchoStar Corporation

Fox Corporation (FOXA)

Gray Television, Inc. (GTN)

iHeartMedia, Inc.

IMAX Corporation

Liberty Global plc (LBTY.K)

Lions Gate Entertainment Corp. (LGF.A)

Meta Platforms, Inc.

Netflix, Inc.

Nexstar Media Group, Inc.

Omnicom Group Inc.

Pinterest, Inc.

Roku, Inc.

Sinclair Broadcast Group, Inc.

Sirius XM Holdings Inc.

Snap Inc.

Spotify Technology S.A.

TEGNA Inc.

The E.W. Scripps Company

The Interpublic Group of Companies, Inc.

The Trade Desk, Inc.

The Walt Disney Company

TKO Group Holdings, Inc.

Warner Bros. Discovery, Inc.

The 2024 PSUs are subject to a single three-year performance period commencing on March 1, 2024 and ending on February 28, 2027. The Committee determined to set the payout scales for 2024 with a threshold payout percentage of 80% of target for threshold performance and a maximum payout percentage of 120% of target for maximum performance. The number of shares of Paramount Class B Common Stock to be delivered following the performance period for the 2024 PSUs is as follows:

Achievement of rTSR*	Percentage of Target Shares Earned*

Less than the 25 th Percentile	Award Forfeited

25 th Percentile	80% of Target Award

50 th Percentile	100% of Target Award

75 th Percentile or greater	120% of Target Award

*	Linear interpolation between points of rTSR achievement
Dividend equivalents accrue on the shares underlying the PSUs and equal the value of regular cash dividends paid on the shares of our Class B Common Stock. Dividend equivalents are paid in cash, less applicable withholdings, when the PSUs vest. If the PSUs do not vest, then the dividend equivalents accrued on those PSUs are forfeited.
Performance Results for 2021 PSUs having a Performance Period ending November 30, 2024
As previously disclosed in our proxy statement filed in 2022, the Compensation Committee granted, effective November 30, 2020, PSU awards for 2021 comprised of three tranches of PSUs (the “2021 PSUs”), each with a distinct performance period beginning on December 1, 2020 and ending on each of the 2 nd
, 3
rd
 and 4
th
 anniversaries of the grant date, respectively. The 2021 PSUs vest based on rTSR achievement against the companies in the S&P 500 index, and the number of shares earned with respect to a performance period is determined based on preset payout scales. The rTSR achievement for the 2021 PSU tranche having a four-year performance period ending on November 30, 2024 was determined to be below the 25 th
percentile (
i.e.
, below threshold), resulting in forfeiture of the associated tranche. As previously disclosed in our proxy statements filed in 2023 and 2024, respectively, the first and second tranches of the 2021 PSUs were also forfeited, in 2022 and 2023, respectively. These forfeitures of all 2021 PSU tranches demonstrate our pay-for-performance
philosophy as no shares were earned for below-threshold rTSR performance.
2025 LTIP Awards
In determining the mix and type of awards to be granted for 2025, the Committee considered the complexities in establishing, and measuring performance against, a meaningful performance goal to be achieved following a transformative event such as the Transactions. As a result, the 2025 LTIP awards were granted 100% in the form of TRSUs, which generally vest in equal installments on the first three anniversaries of March 1, 2025 (
which maintains annual March 1
st

vesting dates consistent with TRSU awards granted in 2023 and 2024).

III-21

The number of TRSUs to be granted to each NEO was the average closing price for the
20-trading
day period immediately preceding and including the February 3, 2025 grant date.
Equity Award Grant Date Procedures
The grant date for equity awards is the date on which the Committee approves awards under the LTIP or, if so determined by the Committee, a future grant date, or a date specified in an employment agreement. The Committee may approve an award that will have a future grant date, with the exercise price of any stock option not to be less than the closing price of a share of our Class B Common Stock on the date of grant. We do not grant equity awards in anticipation of the release of material, non-public
information. Similarly, we do not time the release of material, non-public
information based on equity grant dates. We provide communications regarding individual grant awards, including the terms and conditions, to recipients as soon as administratively feasible.
Delegation of Authority with Respect to LTIP Awards
The Committee has delegated to our Chief Executive Officer(s) limited authority with respect to executives who are not, and are not reasonably expected to become, specified employees, (i) to grant long-term incentive awards under our long-term incentive plan to such executives in connection with their hiring, promotion, or contract renewal or for any other reason and (ii) to modify certain terms of outstanding equity grants in some post-termination circumstances. The Committee delegated this authority in order for the Company’s Chief Executive Officer(s) to have the ability to (i) act in a timely manner in a competitive environment in connection with the hiring of new executives or the compensation of an existing executive being given a significant increase in responsibility and (ii) maintain flexibility to manage compensation in post-termination circumstances when mutually beneficial to us and the executive. The Committee’s delegation specifies the circumstances in which the authority may be used and limits the amount that may be awarded to an individual, the total amount that may be awarded in a given period, and, in certain circumstances, the aggregate incremental expense we may incur as a result of modifications to the terms of outstanding equity grants. The delegation also requires that the Chief Executive Officer(s) report to the Committee periodically on the exercise of this delegated authority.
STOCK OWNERSHIP GUIDELINES
In order to further align the NEOs’ and other senior executives’ interests with those of our shareholders, we have established stock ownership guidelines. The guidelines provide that, within five years of the year in which a senior executive first becomes subject to the guidelines, the NEOs and certain other senior executives are expected to acquire and establish holdings in our stock equal in value to a multiple of their cash base (base salary less mandatory deferrals, if applicable), depending on their positions as follows:

Senior Executive	Ownership Guideline Multiple

Chief Executive Officer	6x cash base

Other Senior Executives	1x to 3x cash base
All types of equity holdings, with the exception of stock options, are included in determining ownership. The Committee monitors compliance with these guidelines by receiving an annual progress report from senior management. In 2024, senior management reported to the Committee that all NEOs subject to the guidelines met the guidelines as applied to each of them at that time. The Committee continues to periodically monitor compliance with the guidelines.
ANTI-HEDGING AND ANTI-PLEDGING POLICIES
We believe that engaging in short-term speculation in Paramount securities or personally profiting from a decline in our stock price would be, or may appear to be, inconsistent with the interests of our shareholders and the long-term value of the Company. Therefore, all employees, including our NEOs, are prohibited from (i) engaging in “short” sales of Company securities that they beneficially own and from buying or selling beneficial ownership of any Company-based derivative securities (such as “puts” and “calls”) that would result in receiving any gain or benefit if the price of the security declines, and (ii) entering into any derivative transactions with respect to beneficial ownership of Company securities (including unvested equity compensation), including any short sale, forward, equity swap, option or collar that is based on our stock price.
We prohibit our executive officers, Section 16 officers, including our NEOs, and any other employees who report directly to our
Co-CEOs
(in their capacities as
Co-CEOs)
from holding our securities in a margin account or pledging our securities (including using our securities

III-22

as collateral for a loan). Our pledging policy applies to all shares held by persons subject to the policy, regardless of how such shares were obtained, and cannot be waived by pre-clearance.
CLAWBACK POLICY
We have a clawback policy that covers current and former executive officers in accordance with the requirements of Exchange
Act Rule 10D-1 and
Nasdaq listing standards, and also covers other senior executives on the Company’s senior leadership team.
OTHER BENEFITS AND PROGRAMS
Retirement and Deferred Compensation Plans
We provide active, eligible employees with the opportunity to build financial resources for retirement through our broad-based tax-qualified
defined benefit and/or defined contribution plans. In addition, eligible executives participate in our nonqualified defined benefit and/or deferred compensation plans. In some instances, participants in these qualified and nonqualified plans may also have frozen benefits in other qualified and nonqualified plans. Information regarding the retirement and deferred compensation plans applicable to our NEOs is set forth in the narrative after the Pension Benefits in 2024 table and the Nonqualified Deferred Compensation in 2024 table.
All Other Compensation
We provide other compensation to participating employees by making employer contributions in 401(k) and excess 401(k) plans and by providing company-paid life insurance. Compensation paid to the NEOs in relation to these programs is included in the “All Other Compensation” column of the Summary Compensation Table for 2024.
In certain instances, we provide executives with additional benefits that we believe are reasonable and typical for executives in similar industries and help us to attract and retain these executives. Among these benefits are transportation-related benefits, which we believe provide security, travel flexibility and efficiencies that result in a more productive use of the executive’s time, given the demands of his or her position. Information regarding the benefits described in this paragraph is included in footnote five to the “All Other Compensation” column of the Summary Compensation Table for 2024.
Post-Termination Arrangements
Each of the NEOs is entitled to post-termination payments and benefits upon the occurrence of a termination without “cause” or a resignation for “good reason” and upon death or disability, as set forth in their respective employment agreements and, if applicable, the CIC Plan.
The terms of these payments and benefits, and the estimated potential payments that would be made to each NEO if his or her employment terminated as of the 2024 year-end
for the applicable reasons noted above are described under “Potential Payments upon Termination and Certain Other Events.” In assessing post-termination payments and benefits in connection with senior executive employment arrangements, the Committee considers competitive practice with respect to comparable executives at peer companies as well as prevailing practice and trends with respect to other public companies that are relevant in terms of size and complexity. The objective of these payments and benefits is to recruit and retain talent in a competitive market and, as applicable, compensate executives for restrictive covenants and other obligations following a termination without “cause” or a resignation for “good reason.”
Employment Contracts
All of the 2024 FYE NEOs have employment contracts with us, as the Committee has considered it to be in our best interests to secure the employment of each of these executives. The terms and provisions of these contracts are more fully described in the narrative section after the Summary Compensation Table for 2024.
TAX CONSIDERATIONS
Section 162(m) of the Code (“Section 162(m)”) limits our ability to deduct compensation paid to our NEOs for U.S. federal income tax purposes, generally to $1 million per year. Further, once any of our employees is considered a “covered employee” under Section 162(m) of the Code, that person will remain a “covered employee” so long as the person receives compensation from us. The Committee intends to continue to implement compensation programs that it believes are competitive and in the best interests of Paramount and our shareholders, even if not fully deductible. The Committee also considers the impact of Section 280G in making compensation decisions, including its historic use of
“net-best”
provisions in compensation arrangements with executive officers. See “—2024 Compensation—Changes in
NEOs’ Compensation Arrangements in 2024—280G Mitigation Measures” for additional discussion on Section 280G considerations
.

III-23

Compensation Committee Report

The following Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate such information by reference.

The Compensation Committee of the Board of Directors of Paramount Global has reviewed and discussed with management the CD&A included in this Amendment. Based on this review and these discussions, the Compensation Committee has recommended to the Paramount Global Board of Directors that the CD&A be included in this Amendment.

Members of the Compensation Committee

Barbara M. Byrne

Linda M. Griego

Judith A. McHale, Chair

Susan Schuman

III-24

Executive Compensation

SUMMARY COMPENSATION TABLE FOR 2024

The following table sets forth information concerning total compensation for our NEOs for fiscal years 2024, 2023 and 2022, as applicable. For Messrs. McCarthy, Cheeks and Robbins, amounts reflect their total compensation in their dual roles as Co-CEOs and business unit heads.

Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and NQDC Earnings ($) (4)	All Other Compensation ($) (5)	Total ($)

Chris McCarthy(6) Office of the CEO, President and Chief Executive Officer of Showtime/MTV Entertainment Studios and Paramount Media Networks	2024	2,750,000	8,044,141	8,658,600	0	30,498	19,483,239

Naveen Chopra	2024	1,400,000	3,840,335	3,516,608	–	23,240	8,780,183
EVP, Chief Financial Officer	2023	1,400,000	3,993,209	2,600,456	–	22,447	8,016,112
	2022	1,400,000	2,999,976	2,088,975	–	21,582	6,510,533

George Cheeks(6) Office of the CEO, President and Chief Executive Officer of CBS	2024	2,750,000	8,006,829	11,365,260	18,117	14,240	22,154,446

Nancy Phillips	2024	968,238	1,460,456	1,747,811	–	27,886	4,204,391
EVP, Chief People Officer	2023	925,000	1,154,650	986,050	–	27,596	3,093,296
	2022	885,336	1,200,004	920,144	–	27,553	3,033,037

Brian Robbins(6) Office of the CEO, President and Chief Executive Officer of Paramount Pictures and Nickelodeon	2024	2,750,000	8,137,565	8,658,600	–	62,059	19,608,224

Robert M. Bakish	2024	2,611,154	15,081,642	10,364,885	19,362	58,884,455	86,961,498
Former President and Chief Executive Officer; Director	2023	3,100,000	15,535,109	12,400,000	121,824	100,196	31,257,129
	2022	3,100,000	15,999,979	12,871,200	–	74,827	32,046,006

Christa A. D’Alimonte	2024	675,000	2,498,541	1,687,500	–	4,058,582	8,919,623
Former EVP, General Counsel and Secretary	2023	1,350,000	2,597,998	1,798,875	–	26,121	5,772,994
	2022	1,328,461	2,700,007	1,678,641	–	25,299	5,732,408

(1)

Amounts reflect salary earned by each NEO for the applicable year, including salary deferred under qualified and nonqualified arrangements, as applicable. See the Nonqualified Deferred Compensation in 2024 table for further information on amounts deferred under nonqualified deferred compensation arrangements. Mr. Bakish’s and Ms. D’Alimonte’s 2024 amounts reflect salary earned through the date of their respective separations from the Company. Ms. Phillips’ 2024 amount is a blended amount that reflects a base salary increase effective June 4, 2024.

(2)

Amounts reflect the aggregate grant date fair values for TRSUs and PSUs determined in accordance with FASB ASC Topic 718. For a discussion of the assumptions made in calculating the grant date fair value amounts for 2024, see Note 14 “Stock-Based Compensation” to the audited 2024 consolidated financial statements on pages II-78 to II-80 in our Initial Form 10-K. For Messrs. McCarthy, Cheeks and Robbins, amounts also reflect the incremental fair value as determined under accounting rules related to PSUs granted in 2023 and 2024 for which vesting and settlement were accelerated in order to mitigate the 280G Impact, see “Compensation Discussion and Analysis—2024 Compensation—Changes in NEOs’ Compensation Arrangements in 2024—280G Mitigation Measures.”

(3)

Amounts represent compensation earned by the applicable NEO under our annual performance-based incentive program. Ms. Phillips’ 2024 bonus amount was pro-rated to account for her increase in target annual cash bonus opportunity effective June 4, 2024. The 2024 bonus amounts for Messrs. McCarthy, Cheeks and Robbins are blended amounts that reflect certain months of the applicable executive’s prior target annual cash bonus opportunity and the remainder as increased by the Incremental STIP Opportunity. Mr. Bakish’s 2024 bonus amount represents the payout of a pro-rated target bonus in accordance with the terms of his transition agreement described below under “Potential Payments Upon Termination and Certain Other Events.” Ms. D’Alimonte’s 2024 bonus amount represents the payout of a target annual bonus in accordance with the terms of her employment agreement described below under “Potential Payments Upon Termination and Certain Other Events.”

III-25

(4)

Amounts reflect changes in pension value only. None of our nonqualified deferred compensation plans for executives provide for above-market interest or preferential earnings. The change in pension value was negative for Mr. McCarthy in 2024 ($(2,811.67)).

(5)	The following table describes each component of the “All Other Compensation” column for 2024:

Named Executive Officer	Company Contribution to 401(k) Plans ($)(a)	Company Contribution to Excess 401(k) Plan ($)(b)	Company Contribution to Profit Sharing Plan ($)(c)	Company Paid Life Insurance ($)(d)	Separation/ Additional Payments ($)(e)	Perquisites and Other Personal Benefits ($)(f)	Total ($)

Chris McCarthy	10,577	12,133	4,125	3,663	-	-	30,498

Naveen Chopra	17,250	-	4,125	1,865	-	-	23,240

George Cheeks	10,577	-	-	3,663	-	-	14,240

Nancy Phillips	16,429	6,000	4,125	1,332	-	-	27,886

Brian Robbins	17,250	-	4,125	6,660	-	34,024	62,059

Robert M. Bakish	10,292	-	4,125	5,550	58,825,273	39,215	58,884,455

Christa A. D’Alimonte	5,750	13,475	4,125	915	4,034,317	-	4,058,582

(a)	Represents Company matching contributions made for 2024 under our 401(k) plan.

(b)	Represents Company matching contributions made for 2024 under our excess 401(k) plan.

(c)	Represents Company profit sharing contributions made for 2024 under our 401(k) plan.

(d)	Represents premiums paid by us in 2024 for life insurance coverage.

(e)

Represents amounts paid or accrued during 2024 in connection with the separations of Mr. Bakish and Ms. D’Alimonte, other than the amounts reported in the “Non-Equity Incentive Plan Compensation” column, which are described in footnote (3) to this Summary Compensation Table for 2024. Amounts attributable to continued medical, dental or life insurance coverage for future years that are subject to forfeiture upon the applicable executive becoming eligible for coverage from another employer are not reflected.

(f)	Represents amounts attributed to the personal use of a car and driver and/or personal use of car service, all provided for business-related security reasons.

(6)

Messrs. Cheeks, McCarthy and Robbins each earned compensation of approximately $6 million in connection with their roles as members of the Office of the CEO, which amount is comprised of approximately $3 million in incremental bonus compensation (included in the “Non-Equity Incentive Plan Compensation” column total) and a $3 million special TRSU award granted on October 8, 2024 (included in the “Stock Awards” column total and as further discussed in footnote (2) to the Grants of Plan-Based Awards During 2024 table).

Employment Agreements with NEOs

During 2024, all NEOs had employment agreements that set forth the terms and conditions of their employment. The material terms of each of these agreements that are necessary to an understanding of the information provided in the Summary Compensation Table for 2024 are provided below. See “Potential Payments Upon Termination and Certain Other Events” for a discussion of the severance payments and benefits for the NEOs in connection with a termination of their employment and, under “Compensation Discussion and Analysis,” the sections entitled “Annual Incentive Awards” and “Long-Term Incentive Program” for discussions of the terms of the annual cash incentive awards and long-term equity incentive awards.

Pursuant to the FYE 2024 NEOs’ and, to a limited extent, Mr. Bakish’s participation in the CIC Plan, certain of the termination payments and benefits described below may be enhanced if such termination occurs (i) following the Company’s entry into a definitive agreement, the consummation of which would be a Change in Control (as defined in the CIC Plan), and (ii) within the six months preceding or two years following such Change in Control. See “Potential Payments Upon Termination and Certain Other Events.”

Chris McCarthy

On January 1, 2023, we entered into an employment agreement with Mr. McCarthy with a contract term through March 31, 2027, which provides for an annual base salary of $2.75 million, to be reviewed annually by the Compensation Committee and increased at the discretion of the Compensation Committee. Pursuant to his employment agreement, Mr. McCarthy is eligible to receive annual grants of equity compensation with an aggregate target grant date value of $5 million. On June 7, 2024, Mr. McCarthy and the Company entered into an amendment to his employment agreement that increased his annual target cash bonus opportunity from 125% to 225% of his annual base salary to reflect the Incremental STIP Opportunity, provided that such increase would be effective May 1, 2024 and continue

III-26

for the period of time he served as a member of the Office of the CEO. On October 8, 2024, Mr. McCarthy and the Company entered into a second amendment to his employment agreement that modified the Incremental STIP Opportunity such that it would continue to apply for the duration of his employment, without regard to continued service in the Office of the CEO, and clarified that the assignment to him of duties or responsibilities substantially inconsistent with his position or duties as Co-CEO, or a material reduction in such position or duties, would entitle him to resign for “good reason.”

Mr. McCarthy’s employment agreement contains certain restrictive covenants, including non-solicitation covenants, non-competition covenants, covenants prohibiting interference with business relationships and covenants protecting confidential information. The employment agreement also provides for severance payments and benefits in the event that Mr. McCarthy’s employment is terminated by us without “cause” or by him with “good reason,” or, in certain circumstances, following non-extension of his employment agreement.

Naveen Chopra

On June 30, 2020, we entered into an employment agreement with Mr. Chopra, pursuant to which he became our Executive Vice President, Chief Financial Officer, effective August 10, 2020, as well as a letter agreement setting forth additional terms of Mr. Chopra’s compensation. The employment agreement had a three-year term and provided for an annual base salary of $1.4 million, to be reviewed annually by the Compensation Committee and increased at the discretion of the Compensation Committee, and an annual target bonus of 150% of his annual salary. With respect to 2020, the employment agreement provided for Mr. Chopra to receive a guaranteed minimum annual bonus, subject to pro-ration based on Mr. Chopra’s start date. Mr. Chopra was eligible to receive annual grants of equity compensation with an aggregate target value of $3 million, beginning with the annual grant made for 2022. Pursuant to a letter agreement entered into in connection with Mr. Chopra’s employment agreement (the “Chopra Letter Agreement”), Mr. Chopra received two grants of equity compensation on August 24, 2020 with grant date values of $3 million and $4.5 million, which vested over four years and were in lieu of a fiscal 2021 long-term equity incentive award and in consideration of forfeited compensation from his former employer, respectively. Pursuant to the Chopra Letter Agreement and as further consideration for forfeited compensation from his former employer, Mr. Chopra received a one-time sign-on cash bonus of $2 million, which was subject to repayment in the event of certain terminations of Mr. Chopra’s employment prior to August 10, 2022. On June 28, 2023, Mr. Chopra and the Company entered into a new employment agreement extending the term of his employment through June 20, 2026 and, effective March 1, 2023, increasing his target annual cash bonus under the STIP to 175% of his annual base salary and the aggregate target grant date value of his annual equity compensation to $4.15 million.

Mr. Chopra’s employment agreement contains certain restrictive covenants, including non-solicitation covenants, non-competition covenants, covenants prohibiting interference with business relationships and covenants protecting confidential information. The employment agreement also provides for severance payments and benefits in the event that Mr. Chopra’s employment is terminated by us without “cause” or by him with “good reason,” or, in certain circumstances, following non-extension of his employment agreement.

George Cheeks

On September 1, 2023, we entered into an employment agreement with Mr. Cheeks with a contract term through December 31, 2027, which provides for an annual base salary of $2.75 million, to be reviewed annually by the Compensation Committee and increased at the discretion of the Compensation Committee. Pursuant to his employment agreement, Mr. Cheeks is eligible to receive annual grants of equity compensation with an aggregate target grant date value of $5 million. On June 7, 2024, Mr. Cheeks and the Company entered into an amendment to his employment agreement that increased his annual target cash bonus opportunity from 185% to 285% of his annual base salary to reflect the Incremental STIP Opportunity, provided that such increase would be effective May 1, 2024 and continue for the period of time he served as a member of the Office of the CEO. On October 8, 2024, Mr. Cheeks and the Company entered into a second amendment to his employment agreement that modified the Incremental STIP Opportunity such that it would continue to apply for the duration of his employment, without regard to continued service in the Office of the CEO, and clarified that the assignment to him of duties or responsibilities substantially inconsistent with his position or duties as Co-CEO, or a material reduction in such position or duties, would entitle him to resign for “good reason.”

Mr. Cheeks’ employment agreement contains certain restrictive covenants, including non-solicitation covenants, non-competition covenants, covenants prohibiting interference with business relationships and covenants protecting confidential information. The employment agreement also provides for severance payments and benefits in the event that Mr. Cheeks’ employment is terminated by us without “cause” or by him with “good reason,” or, in certain circumstances, following non-extension of his employment agreement.

III-27

Nancy Phillips

On December 2, 2019, Viacom entered into an employment agreement with Ms. Phillips, pursuant to which, upon the closing of the merger of Viacom with and into CBS Corporation on December 4, 2019 (the “ViacomCBS Merger”), she became our Executive Vice President, Chief People Officer. Ms. Phillips’ agreement had a three-year term and provided for an annual base salary of $750,000, to be reviewed annually by the Compensation Committee and increased at the discretion of the Compensation Committee, and an annual target cash bonus opportunity of 100% of her annual salary. Ms. Phillips was eligible to receive annual grants of equity compensation with an aggregate target grant date value of $1 million, beginning with the annual grant made for 2021. Pursuant to a letter agreement entered into in connection with Ms. Phillips’ employment agreement (the “Phillips Letter Agreement”), she received a one-time grant of TRSUs on December 16, 2019, with a value of $1.75 million, in connection with commencement of her employment. This one-time grant vested over four years in equal annual installments. Also on December 16, 2019, pursuant to the Phillips Letter Agreement, Ms. Phillips received her 2020 LTIP grant in the form of TRSUs with a value of $1.25 million, which was 125% of the annual long-term equity incentive target provided for in Ms. Phillips’ employment agreement at that time. This grant also vested over four years in equal annual installments. Ms. Phillips’ base salary was increased to $787,500, effective January 1, 2021, and, beginning with 2022, the aggregate target grant date value of annual equity compensation for which she is eligible increased to $1.2 million. On April 12, 2022, Ms. Phillips and the Company entered into a new employment agreement extending the term of her employment through June 30, 2025 and increasing her base salary to $925,000, effective April 11, 2022. On June 7, 2024, Ms. Phillips and the Company entered into an amendment to her employment agreement extending the term of her employment through June 4, 2027 increasing her base salary to $1,000,000 and her target annual cash bonus under the STIP to 120% of her annual base salary, in each case effective June 4, 2024, and increasing the aggregate target grant date value of her annual equity compensation to $1.8 million, beginning with the annual grants for 2025.

Ms. Phillips’ employment agreement contains certain restrictive covenants, including non-solicitation covenants, noncompetition covenants, covenants prohibiting interference with business relationships and covenants protecting confidential information. The agreement also provides for severance payments and benefits in the event that her employment is terminated by us without “cause” or by her with “good reason,” or, in certain circumstances, following non-extension of her employment agreement.

Brian Robbins

On December 15, 2023, we entered into an employment agreement with Mr. Robbins with a contract term through December 14, 2027, which provides for an annual base salary of $2.75 million, to be reviewed annually by the Compensation Committee and increased at the discretion of the Compensation Committee. Pursuant to his employment agreement, Mr. Robbins is eligible to receive annual grants of equity compensation with an aggregate target grant date value of $5.1 million. On June 7, 2024, Mr. Robbins and the Company entered into an amendment to his employment agreement that increased his annual target cash bonus opportunity from 125% to 225% of his annual base salary to reflect the Incremental STIP Opportunity, provided that such increase would be effective May 1, 2024 and continue for the period of time he served as a member of the Office of the CEO. On October 8, 2024, Mr. Robbins and the Company entered into a second amendment to his employment agreement that modified the Incremental STIP Opportunity such that it would continue to apply for the duration of his employment, without regard to continued service in the Office of the CEO, and clarified that the assignment to him of duties or responsibilities substantially inconsistent with his position or duties as Co-CEO, or a material reduction in such position or duties, would entitle him to resign for “good reason.”

Mr. Robbins’ employment agreement contains certain restrictive covenants, including non-solicitation covenants, covenants prohibiting interference with business relationships and covenants protecting confidential information. The employment agreement also provides for severance payments and benefits in the event that Mr. Robbins’ employment is terminated by us without “cause” or by him with “good reason,” or, in certain circumstances, following non-extension of his employment agreement.

Robert M. Bakish

On August 13, 2019, Viacom entered into an employment agreement with Mr. Bakish, pursuant to which, upon the closing of the ViacomCBS Merger, he became our President and Chief Executive Officer. Mr. Bakish’s agreement provided for a four-year term that, beginning December 4, 2022, automatically extended for an additional year on each anniversary of December 4, 2019 unless either party gave a non-renewal notice at least 120 days before the applicable anniversary. At the time of his termination, his contract term was through December 4, 2025. The agreement provided for an annual base salary of $3.1 million and an annual target cash bonus opportunity of $12.4 million. Mr. Bakish was eligible to receive annual grants of equity compensation with an aggregate target value of $16 million. Pursuant to a letter agreement entered into in connection with Mr. Bakish’s employment agreement, he received a one-time grant of TRSUs with a grant date value of $5 million, that vested in equal installments on each of the first four anniversaries of December 4, 2019. On April 29, 2024, Mr. Bakish and the Company entered into the transition agreement, pursuant to which he transitioned from his role as President and Chief Executive Officer of Paramount to an advisory role on April 30, 2024 and continued

III-28

to receive his annual base salary until he separated from the Company on October 31, 2024. Pursuant to the transition agreement, Mr. Bakish has received, and will continue to receive, the severance payments and benefits associated with an involuntary termination under his employment agreement and remains eligible for enhanced severance under the CIC Plan in the event that a Change in Control occurs on or before April 30, 2025, provided that his severance multiple under the CIC Plan will be two and a half and his benefit continuation period will be 30 months.

Mr. Bakish remains subject to the restrictive covenants in his employment agreement, including non-solicitation covenants, non-competition covenants, covenants prohibiting interference with business relationships and covenants protecting confidential information.

Christa A. D’Alimonte

On August 13, 2019, Viacom entered into an employment agreement with Ms. D’Alimonte, pursuant to which, upon the closing of the ViacomCBS Merger, she became our Executive Vice President, General Counsel and Secretary. Ms. D’Alimonte’s agreement had a three-year term and provided for an annual base salary of $1.25 million, to be reviewed annually by the Compensation Committee and increased at the discretion of the Compensation Committee, and an annual target cash bonus opportunity of 125% of her annual base salary. Ms. D’Alimonte was eligible to receive annual grants of equity compensation with an aggregate target value of $2,187,500. On March 11, 2022, Ms. D’Alimonte and the Company entered into a new employment agreement extending the term of her employment through June 30, 2025, increasing her base salary to $1.35 million, effective March 15, 2022, and, beginning with 2022, increasing the aggregate target grant date value of her annual equity compensation to $2.7 million.

On June 18, 2024, Ms. D’Alimonte entered into a release agreement with the Company and she separated from the Company on June 28, 2024. In connection with her separation, she has received, and will continue to receive, the severance payments and benefits associated with an involuntary termination under her employment agreement.

Ms. D’Alimonte remains subject to the restrictive covenants in her employment agreement, including non-solicitation covenants, non-competition covenants, covenants prohibiting interference with business relationships and covenants protecting confidential information.

GRANTS OF PLAN-BASED AWARDS DURING 2024

The following table sets forth information concerning grants of awards under our incentive programs to the NEOs in 2024. No option awards were granted to NEOs in 2024.

Name	Grant Date	Committee Action Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Chris McCarthy	3/1/2024	2/21/2024	—	—	—	126,126	157,657	189,189	—	1,794,137
	3/1/2024	2/21/2024	—	—	—	—	—	—	262,732	2,876,915
	10/8/2024	9/25/2024	—	—	—	—	—	—	285,714	2,999,997
	12/20/2024	12/20/2024	—	—	—	—	—	—	54,466	373,092
			1,319,587	5,278,347	10,556,694	—	—	—	—	—

Naveen Chopra	3/1/2024	2/21/2024	—	—	—	104,684	130,855	157,026	—	1,452,491
	3/1/2024	2/21/2024	—	—	—	—	—	—	218,068	2,387,845
			612,500	2,450,000	4,900,000	—	—	—	—	—

George Cheeks	3/1/2024	2/21/2024	—	—	—	126,126	157,657	189,189	—	1,794,137
	3/1/2024	2/21/2024	—	—	—	—	—	—	262,732	2,876,915
	10/8/2024	9/25/2024	—	—	—	—	—	—	285,714	2,999,997
	12/20/2024	12/20/2024	—	—	—	—	—	—	49,019	335,780
			1,732,087	6,928,347	13,856,694	—	—	—	—	—

Nancy Phillips	3/1/2024	2/21/2024	—	—	—	30,270	37,837	45,405	—	419,991
	3/1/2024	2/21/2024	—	—	—	—	—	—	63,056	690,463
	6/12/2024	6/4/2024	—	—	—	—	—	—	31,475	350,002
			270,885	1,083,538	2,167,076	—	—	—	—	—

III-29

Name	Grant Date	Committee Action Date(1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Brian Robbins	3/1/2024	2/21/2024	—	—	—	128,648	160,810	192,972	—	1,830,018
	3/1/2024	2/21/2024	—	—	—	—	—	—	267,987	2,934,458
	10/8/2024	9/25/2024	—	—	—	—	—	—	285,714	2,999,997
	12/20/2024	12/20/2024	—	—	—	—	—	—	54,466	373,092

			1,319,587	5,278,347	10,556,694	—	—	—	—	—

Robert M. Bakish	3/1/2024	2/21/2024	—	—	—	576,576	720,720	864,864	—	7,999,992
	3/1/2024	2/21/2024	—	—	—	—	—	—	646,726	7,081,650

			3,100,000	12,400,000	24,800,000	—	—	—	—	—

Christa A. D’Alimonte	3/1/2024	2/21/2024	—	—	—	68,108	85,135	102,162	—	944,999
	3/1/2024	2/21/2024	—	—	—	—	—	—	141,876	1,553,542

			421,875	1,687,500	3,375,000	—	—	—	—	—

(1)	The “Committee Action Date” refers to the date on which the Compensation Committee approved the grants reported in the table.

(2)

Amounts reflect the range of potential bonus payments for each NEO from threshold to maximum based on the NEO’s target annual cash bonus opportunity under the 2024 STIP, with threshold, target and maximum payouts amounting to 25%, 100% and 200% of the applicable NEO’s target opportunity, respectively. Ms. Phillips’ amounts reflect pro-ration based on her increase in target annual cash bonus opportunity, effective June 4, 2024, under the amendment to her employment agreement. Amounts for Messrs. McCarthy, Cheeks and Robbins reflect pro-ration of the Incremental STIP Opportunity based on the period they served in the Office of the CEO.

(3)

Amounts reflect the range of PSUs potentially earned by each NEO from threshold to maximum with respect to the PSU component of the 2024 LTIP awards based on the NEO’s target number of PSUs, with threshold, target and maximum payouts amounting to 80%, 100% and 120% of the applicable NEO’s target PSUs, respectively.

(4)

Amounts reflect the TRSU component of the 2024 LTIP awards, as well as (i) for Messrs. McCarthy, Cheeks and Robbins, their respective one-time TRSU grants, shown as granted on October 8, 2024, in connection with their continued service in the Office of the CEO and (ii) for Ms. Phillips, her one-time pro-rated TRSU grant, shown as granted June 12, 2024, in connection with the increase in target value of her annual grants under the LTIP.

(5)

Amounts reflect the fair value on the date of grant, calculated in accordance with FASB ASC Topic 718. With respect to PSUs shown as granted on March 1, 2024 for Messrs. McCarthy, Cheeks and Robbins, amounts shown include such grant date fair value plus the incremental fair value of the acceleration of those PSUs, as discussed in footnote (2) to the Summary Compensation Table for 2024. For awards shown as granted on December 20, 2024, amounts represent the incremental fair value of PSUs granted prior to 2024 that vested in 2024 as a result of the acceleration of those PSUs, as discussed in footnote (2) to the Summary Compensation Table for 2024.

Description of Plan-Based Awards

The Compensation Committee approved 2024 LTIP awards on February 21, 2024, with grants to be made effective March 1, 2024, to eligible employees, including our NEOs. The number of TRSUs awarded for 2024 was determined by dividing the value of the award by the average closing price of a share of our Class B Common Stock over the 20-trading day period immediately preceding and including the grant date, and the target number of PSUs granted was determined using a Monte Carlo valuation model.

For other terms of these awards relating to performance goals and grant dates, see “Compensation Discussion and Analysis—2024 Compensation—2024 Compensation Elements—Long-Term Incentive Programs—2024 LTIP Awards” and “—Equity Award Grant Date Procedures.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2024

The following table sets forth the outstanding equity awards held by our NEOs on December 31, 2024, which were comprised of vested and unexercised stock options and unvested TRSUs and PSUs. Market values were calculated using the closing price of our Class B Common Stock on December 31, 2024, the last day of our fiscal year, which was $10.46. Ms. D’Alimonte did not have any outstanding equity awards at fiscal year-end.

III-30

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options — Exercisable (#)(1)	Number of Securities Underlying Unexercised Options — Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock Held that Have Not Yet Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($)

Chris McCarthy	5/18/2017	2,185	—	57.01	5/18/2025	—	—	—	—
	1/31/2018	2,269	—	56.06	1/31/2026	—	—	—	—
	11/30/2018	12,234	—	51.76	11/30/2026	—	—	—	—
	3/1/2022	—	—	—	—	—	—	27,963	292,493

Naveen Chopra	3/1/2022	—	—	—	—	—	—	27,963	292,493
	3/1/2022	—	—	—	—	15,111	158,061	—	—
	3/1/2023	—	—	—	—	—	—	22,603	236,427
	3/1/2023	—	—	—	—	38,992	407,856	—	—
	3/1/2024	—	—	—	—	—	—	104,684	1,094,995
	3/1/2024	—	—	—	—	145,379	1,520,664	—	—

George Cheeks	3/1/2022	—	—	—	—	—	—	41,944	438,734

Nancy Phillips	3/1/2022	—	—	—	—	—	—	11,185	116,995
	3/1/2022	—	—	—	—	6,045	63,231	—	—
	3/1/2023	—	—	—	—	—	—	6,536	68,367
	3/1/2023	—	—	—	—	11,275	117,937	—	—
	3/1/2024	—	—	—	—	—	—	30,270	316,624
	3/1/2024	—	—	—	—	42,037	439,707	—	—
	6/12/2024	—	—	—	—	20,983	219,482	—	—

Brian Robbins	6/26/2017	12,596	—	58.86	6/26/2025	—	—	—	—
	1/31/2018	9,080	—	56.06	1/31/2026	—	—	—	—
	11/30/2018	24,470	—	51.76	11/30/2026	—	—	—	—
	3/1/2022	—	—	—	—	—	—	46,604	487,478

Robert M. Bakish	1/9/2017	201,234	—	64.31	1/9/2025	—	—	—	—
	11/20/2017	437,775	—	43.90	11/20/2025	—	—	—	—
	11/30/2018	407,832	—	51.76	11/30/2026	—	—	—	—

(1)	Stock options in this column are fully vested.

(2)

Each TRSU award granted prior to 2023 generally vests 1/4 on each of the first four anniversaries of the date of grant. TRSU awards granted in 2023 and 2024 generally vest 1/3 on each of the first three anniversaries of the date of grant.

(3)

Represents the threshold number of outstanding PSUs granted in 2022, 2023 and 2024, as applicable, which are subject to a single three-year performance period ending on February 28, 2025, February 28, 2026 and February 28, 2027, respectively. PSUs are eligible to vest based on achievement of the applicable rTSR goals, on certification following the end of the applicable performance period. PSUs granted on 3/1/2022 were forfeited following the end of the performance period on February 28, 2025 because performance was determined to be below threshold.

OPTION EXERCISES AND STOCK VESTED DURING 2024

The following table sets forth information concerning the vesting of stock awards during 2024 for each of our NEOs. No NEO exercised options during 2024.

III-31

	Stock Awards

Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)

Chris McCarthy	957,823	10,018,146

Naveen Chopra	248,734	2,684,250

George Cheeks	991,817	10,407,237

Nancy Phillips	71,465	756,130

Brian Robbins	996,101	10,422,190

Robert M. Bakish	2,542,604	27,817,864

Christa A. D’Alimonte	174,044	1,830,140

(1)

Represents TRSUs and PSUs that vested during 2024. The number of shares acquired and value realized on vesting include shares withheld to satisfy tax withholding obligations. The net shares delivered to each NEO with respect to TRSUs after withholding for applicable taxes were: Mr. McCarthy, 437,457; Mr. Chopra, 129,868; Mr. Cheeks, 453,080; Ms. Phillips, 37,594; Mr. Robbins, 487,454; Mr. Bakish, 1,258,300; and Ms. D’Alimonte, 83,639.

(2)	Represents the number of shares underlying TRSUs and PSUs that vested in 2024, multiplied by the closing price of our Class B Common Stock on the applicable vesting date.

PENSION BENEFITS IN 2024

The following table sets forth information concerning each tax-qualified and nonqualified defined benefit pension plan that provides payments in connection with retirement with respect to the NEOs who participate in any such plan. None of the below plans provided for accrual of benefits during 2024 for the NEOs; however, as shown below, the applicable NEOs had an accumulated benefit under such plans.

Name	Plan Name	Number of Years Credited Service (#)(1)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)

Chris McCarthy	Tax-Qualified—The Viacom Pension Plan	7.0	85,613	—

	Nonqualified—The Viacom Excess Pension Plan	4.0	5,214	—

George Cheeks	Tax-Qualified—The Viacom Pension Plan	13.1	248,850	20,575

	Nonqualified—The Viacom Excess Pension Plan	9.6	494,467	40,882

Robert M. Bakish	Tax-Qualified—The Viacom Pension Plan	14.9	447,066	—

	Nonqualified—The Viacom Excess Pension Plan	11.2	954,185	—

(1)

Years of credited service differ from actual years of service based on the date they satisfied age and service requirements under the applicable plan and the date benefit accruals were frozen under such plan (i.e., December 31, 2012 for the Viacom Pension Plan and April 1, 2009 for the Viacom Excess Pension Plan). These differences did not result in any increased benefits to the executives.

(2)

The present value of each of Messrs. McCarthy’s and Bakish’s accumulated benefit on December 31, 2024 in the Viacom Pension Plan and the Viacom Excess Pension Plan was calculated assuming commencement of benefits at age 65, using a discount rate of 6.01% for both plans, and mortality rates in accordance with RPH-2015 mixed collar sex distinct table multiplied by 1.03 and with generational projection of MP-2021 with a 0.75% long-term improvement rate. The modified generational improvement scale adopts all the parameter changes implemented and published by the Society of Actuaries for MP-2019 except for the ultimate improvement rate which under the modified improvement scale is 0.75% instead of 1.00%. The present value of each of Messrs. McCarthy’s and Bakish’s accumulated benefit on December 31, 2024 in the Viacom Pension Plan reflects established assumptions regarding the form of payment elected by participants, specifically that 80% of retirement eligible participants elect lump sums and 20% elect life annuities and that 88% of vested eligible participants elect lump sums and 12% elect life annuities. As it relates to the present value of each of Messrs. McCarthy’s and Bakish’s accumulated benefit on December 31, 2024, the amount shown in the Viacom Excess Pension Plan assumes the grandfathered benefit under Section 409A of the Code (“Section 409A”) is payable in the same form of payment as the benefit under the Viacom Pension Plan. The benefit accumulated after the implementation of Section 409A assumes 100% of participants elect life annuities. Mr. Cheeks’ accumulated benefit on December 31, 2024 in the Viacom Pension Plan and the Viacom Excess Pension Plan were valued using an immediate single life factor, as his benefits are currently in pay status.

III-32

Description of Pension Benefits

We currently maintain several tax-qualified and nonqualified defined benefit plans as a result of various mergers, acquisitions and divestitures involving the Company and its various businesses, as well as changes implemented by the Company and its predecessors in retirement programs. All of the plans identified below have been frozen with respect to future benefit accruals and closed to new participants. The normal retirement age for all Company-sponsored pension plans is 65.

The Viacom Pension Plan (the “VPP”)

We maintain the Viacom Pension Plan, a tax-qualified defined benefit plan for eligible employees who satisfied age and service requirements (including Messrs. McCarthy, Cheeks and Bakish) prior to the VPP’s closure to new participants and cessation of benefit accruals as of December 31, 2012. Participants are fully vested in their accrued benefit upon the completion of five years of vesting service. We pay the cost of the benefits provided under the VPP. The normal forms of payment for a married or single participant are a 50% joint and survivor annuity or a single life annuity, respectively. The VPP also offers a lump-sum distribution option. All optional forms of payment under the VPP are actuarially equivalent to the normal forms of payment. A reduction is applied to the single life annuity benefit if an optional form is elected. If a participant in the VPP has reached age 55 and has 10 or more years of vesting service (as is the case for Mr. Bakish), he or she is eligible for an early retirement benefit. The early retirement reduction ranges between 4% to 6% per year for each year the benefit begins between 65 and 55.

The benefit formula for calculating an age 65 accrued benefit under the VPP is equal to the sum of (i) the employee’s accrued benefit as of December 31, 2009 and (ii) the employee’s accrued benefit from January 1, 2010 through December 31, 2012. The benefit formula for part (i) is a monthly benefit payable in the form of a single life annuity at a normal retirement age of 65, determined by taking 1.25% times final average compensation up to the covered compensation amount, times benefit service (up to a maximum of 30 years), plus 1.75% times final average compensation above the covered compensation amount, times benefit service (up to a maximum of 30 years). The benefit formula for part (ii) is a single-sum benefit payable at a normal retirement age of 65 determined by taking 10% of the employee’s post-2009 accumulated compensation, adjusted annually during employment by a wage inflation factor (based on the annual increase in the Social Security Wage Base), with an annual cap of 4%. Mr. Cheeks’ benefits are currently in pay status in connection with a prior separation from service from a predecessor.

The Viacom Excess Pension Plan (the “VEP”)

We also maintain the VEP, an unfunded nonqualified defined benefit plan, to provide benefits to employees (including Messrs. McCarthy, Cheeks and Bakish) who participate in the VPP and whose annual base salary exceeds the applicable eligible compensation for purposes of the Company’s 401(k) plan ($345,000 for 2024) (the “Annual Limit”). Effective April 1, 2009, further accruals were discontinued under the VEP. The benefits under the VEP are calculated by determining the excess, if any, of (i) the benefits that would be payable under the VPP if the VPP were not subject to the Annual Limit or the limit under Section 415 of the Code and the VPP benefit was determined by including all deferrals under any Company nonqualified deferred compensation plan and (ii) the benefits actually payable under the VPP. The maximum amount of total compensation earned on or before March 31, 2009 taken into account under the VPP and the VEP together generally is $750,000. The normal and optional forms of payment for the benefit are the same under the VEP as under the VPP; however, a lump sum option is not available for the portion accrued post-2004. We generally do not grant employees extra years of benefit service under the VPP or the VEP for purposes of calculating a pension benefit. If a participant in the VEP has reached age 55 and has 10 or more years of vesting service (as is the case for Mr. Bakish), he or she is considered eligible for an early retirement benefit. The early retirement reduction ranges between 4% to 6% per year for each year the benefit begins between 65 and 55. Unless an election was made prior to January 1, 2009, the benefit will begin at the later of age 55 and six months following the employee’s termination. Mr. Cheeks’ benefits are currently in pay status in connection with a prior separation from service from a predecessor.

III-33

NONQUALIFIED DEFERRED COMPENSATION IN 2024

The following table sets forth information concerning nonqualified deferred compensation for 2024 with respect to the NEOs who participate in any such plan.

Name	Plan Name	Executive Contributions in Last Fiscal Year (1)($)	Registrant Contributions in Last Fiscal Year (2)($)	Aggregate Earnings in Last Fiscal Year (3)($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last FYE ($)(4)

Chris McCarthy	Deferred Salary Plans	373,635	12,133	355,241	—	3,446,433

	Deferred Bonus Plans	—	—	—	—	—

Nancy Phillips	Deferred Salary Plans	38,278	6,000	21,370	—	295,581

	Deferred Bonus Plans	59,162	—	8,953	—	130,033

Robert M. Bakish	Deferred Salary Plans	—	—	2,693,885	—	19,153,858

	Deferred Bonus Plans	—	—	1,129,456	—	7,959,447

Christa A. D’Alimonte	Deferred Salary Plans	58,596	13,475	182,880	—	1,772,320

	Deferred Bonus Plans	—	—	—	—	—

(1)

Executive contributions pursuant to deferred salary and bonus plans are included in the “Salary” and “Non-Equity Incentive Plan Compensation” columns, respectively, in the Summary Compensation Table for 2024.

(2)	Amounts reported are included in the “All Other Compensation” column of the Summary Compensation Table for 2024.

(3)

Amounts reflect earnings on all amounts deferred in 2024 and prior years in nonqualified plans, net of $96, $360 and $192 for Mr. McCarthy and Mses. Phillips and D’Alimonte, respectively, in account fees to the applicable plan’s third-party service provider. No portion of these amounts is included in the Summary Compensation Table 2024, as none of these plans or arrangements provided for above-market or preferential earnings during 2024, as noted in footnote (4) to the Summary Compensation Table for 2024.

(4)

Includes amounts deferred in prior years (i) in the case of Deferred Salary Plans, under the Viacom Excess 401(k) Plan for Designated Senior Executives (the “Viacom Excess Plan”) and (ii) in the case of Deferred Bonus Plans, under the Viacom Bonus Deferral Plan for Designated Senior Executives (together with the Viacom Excess Plan, the “Legacy Plans”). The Legacy Plans were frozen to new participants and future deferrals as of December 31, 2021. Amounts deferred and any vested matching contributions, as applicable, under the Legacy Plans are distributed in cash after termination of employment in accordance with the participant’s distribution election, either in a lump sum payment or installment payments.

Description of Nonqualified Deferred Compensation

Set forth below is information with respect to each plan under which deferrals of compensation are reflected in the table above.

Deferred Salary Plan

We maintain supplemental 401(k) plans, including the Paramount Global Excess 401(k) Plan for Designated Senior Executives (the “Excess 401(k) Plan”), an unfunded nonqualified deferred compensation plan intended to provide benefits to employees who are eligible to participate in the Paramount Global 401(k) plan (“Company 401(k) Plan”), and whose annual base salary exceeds the Annual Limit. A participant can defer between 1% and 15% of his or her eligible compensation through payroll deductions on a pre-tax basis.

Under the Excess 401(k) Plan, eligible compensation generally includes base pay or salary, including pre-tax contributions to the Company 401(k) Plan and our group health and welfare plans, flexible spending accounts and contributions to the commuter reimbursement account plan, plus overtime, commissions, hazard pay and shift differential pay. Nondiscretionary matching contributions made by the Company to the Excess 401(k) Plan on and after January 1, 2021, are equal to the sum of (a) 100% of the first 1% of eligible compensation deferred each pay period on a pretax basis and (b) 50% of the next 5% of eligible compensation deferred each pay period, which is equal to a maximum nondiscretionary matching contribution of 3.5% of eligible compensation. In addition, effective January 1, 2021, any nondiscretionary matching contributions made by the Company to the Company 401(k) Plan and the Excess 401(k) Plan, together, will not be made with respect to annual compensation in excess of $500,000 for any participant. Participants become fully vested in the matching contribution after two years of service. Deferred amounts are reflected in phantom notional accounts and are credited (or charged) with notional earnings and/or losses as if the deferred amounts were invested in accordance with the participant’s investment elections under the Excess 401(k) Plan with respect to investment options, which options are determined by the plan committee. Company matching contributions are also reflected in phantom notional accounts, which are credited (or charged) with notional earnings and/or

III-34

losses as if the matching contributions were invested in accordance with the participant’s investment elections under the Excess 401(k) Plan. The vested portion of a participant’s Excess 401(k) Plan account is distributed in cash after termination of employment in accordance with the participant’s distribution election, either in a lump sum payment or in installment payments.

Deferred Bonus Plan

We maintain bonus deferral plans, including the Paramount Global Bonus Deferral Plan for Designated Senior Executives (the “BDP”), an unfunded nonqualified deferred compensation plan intended to provide benefits to employees who are eligible to participate in our Company 401(k) Plan, and whose annual base salary exceeds the Annual Limit. Participants can defer between 1% and 15% of their short-term incentive plan bonus to the BDP on a pre-tax basis. Participant accounts under the BDP are credited (or charged) with notional earnings, gains or losses based on the investment performance of the funds selected by the participant from the list of notional investment options identified by the plan committee. Amounts deferred under the BDP are distributed in cash after termination of employment in accordance with the participant’s distribution election, either in a lump sum payment or installment payments. Matching contributions are not made under the BDP.

POTENTIAL PAYMENTS UPON TERMINATION AND CERTAIN OTHER EVENTS

Potential Payments Pursuant to Arrangements with NEOs

In 2024, all of our NEOs had employment agreements providing for payments upon certain terminations of employment. The table below sets forth estimated potential payments that would have been made to each 2024 FYE NEO if his or her employment had terminated as of December 31, 2024 under certain circumstances. We have assumed, where applicable, that any Change in Control also constitutes a change in ownership or effective control within the meaning of Section 409A. In those cases where the employment agreement requires offset of severance amounts or benefits, we have assumed that the NEO has complied and continues to comply with all of the restrictive and other covenants included in his or her employment agreement and has not become employed by a new employer.

Each NEO’s employment agreement provides that if, at the time of the NEO’s termination without “cause” or resignation with “good reason” (each, a “qualifying termination”), there is in effect a severance plan for which the applicable executive is eligible that provides for more favorable severance payments and benefits than those set forth in the executive’s employment agreement, then the executive’s severance amounts will be automatically adjusted to those amounts. As of December 31, 2024, our 2024 FYE NEOs, and to a limited extent Mr. Bakish, participated in the CIC Plan, which would apply to a qualifying termination that occurs (i) following the Company’s entry into a definitive agreement, the consummation of which would be a Change in Control and (ii) in the six months preceding or two years following such Change in Control (a “CIC Qualifying Termination”).

The following table reflects the incremental payments and benefits due to the 2024 FYE NEOs in connection with (i) a qualifying termination that is not a CIC Qualifying Termination (a “Non-CIC Qualifying Termination”), (ii) a termination as a result of his or her death or disability or (iii) a CIC Qualifying Termination. These amounts represent payments and benefits beyond what the NEO earned and that were no longer subject to vesting conditions, as of December 31, 2024, and do not reflect benefits that are provided pursuant to plans or arrangements that are available generally to all salaried employees (such as amounts accrued under the 401(k) plans and disability benefits) or that are set forth in the Nonqualified Deferred Compensation in 2024 table or Pension Benefits in 2024 table (such as amounts under excess plans and accumulated and vested benefits under our pension plans).

No NEO would receive incremental payments or other benefits if they resigned from the Company without “good reason” or were terminated by the Company for “cause” in 2024. Other than Ms. Phillips’ award under the Transaction Award Program, none of the employment agreements or other arrangements with our NEOs in effect as of December 31, 2024 provides for payments and benefits solely in the event of a change-in-control.

III-35

Termination Scenario	Continuation of Salary and Other Cash Compensation ($)(4)	Annual Bonus Continuation ($)(5)	Continuation of Medical, Dental & Life Insurance ($)(6)	Outplacement Assistance ($)(7)	Total Acceleration/ Continuation of Equity Awards ($)(8)	Transaction Award ($)	Total ($)

Chris McCarthy

Non-CIC Qualifying Termination (1)	6,174,330	11,700,670	36,307	25,000	365,608	—	18,301,915

Death or Disability	—	—	—	—	365,608	—	365,608

CIC Qualifying Termination (2)	5,500,000	12,375,000	36,967	25,000	365,608	—	18,302,575

Naveen Chopra

Non-CIC Qualifying Termination (1)	2,054,406	3,595,211	55,653	25,000	2,164,718	—	7,894,988

Death or Disability	—	—	—	—	4,293,788	—	4,293,788

CIC Qualifying Termination (2)	2,800,000	4,900,000	78,906	25,000	4,293,788	—	12,097,694

George Cheeks

Non-CIC Qualifying Termination (1)	8,250,000	12,925,000	85,829	25,000	548,418	—	21,834,247

Death or Disability	—	—	—	—	548,418	—	548,418

CIC Qualifying Termination (2)	5,500,000	15,675,000	86,489	25,000	548,418	—	21,834,907

Nancy Phillips

Non-CIC Qualifying Termination (1)	2,425,287	1,974,713	29,974	25,000	1,519,095	—	5,974,069

Death or Disability	—	—	—	—	1,519,095	—	1,519,095

CIC Qualifying Termination (2)	2,000,000	2,400,000	30,214	25,000	1,519,095	—	5,974,309

Change in Control (3)	—	—	—	—	—	1,000,000	1,000,000

Brian Robbins

Non-CIC Qualifying Termination (1)	8,113,027	9,761,973	128,567	25,000	609,347	—	18,637,914

Death or Disability	—	—	—	—	609,347	—	609,347

CIC Qualifying Termination (2)	5,500,000	12,375,000	129,227	25,000	609,347	—	18,638,574

(1)	Amounts reflect payments pursuant to the NEO’s employment agreement upon a Non-CIC Qualifying Termination.

(2)	Amounts reflect payments pursuant to the CIC Plan upon a CIC Qualifying Termination.

(3)

Amount reflects Ms. Phillips’ transaction award opportunity under the Transaction Award Program assuming the Transactions closed on December 31, 2024. This amount would be payable on the Closing date even if she experiences a qualifying termination or termination due to death or disability before such date.

(4)	Non-CIC Qualifying Termination amounts reflect continuation of the NEO’s annual base salary through the end of the NEO’s contract term.

CIC Qualifying Termination amounts reflect a lump sum payment of two times the NEO’s respective base salary amount.

(5)

Non-CIC Qualifying Termination amounts reflect: for Mr. McCarthy, an aggregate STIP payment, representing his full target bonus with respect to 2025 and 2026, as well as a pro-rata target bonus with respect to 2027 based on the end of his contract term on March 31, 2027, reduced by an aggregate amount of $2,191,571 as a result of the applicable cap under his employment agreement; for Mr. Chopra, an aggregate STIP payment, representing his full target bonus with respect to 2025, as well as a pro-rata target bonus with respect to 2026 based on the end of his contract term on June 20, 2026; for Mr. Cheeks, an aggregate STIP payment, representing his full target bonus with respect to 2025, 2026 and 2027 based on the end of his contract term on December 31, 2027, reduced by an aggregate amount of $10,587,500 as a result of the applicable cap under his employment agreement; for Ms. Phillips, an aggregate STIP payment, representing her full target bonus with respect to 2025 and 2026, as well as a pro-rated target bonus with respect to 2027 based on the end of her contract term on June 4, 2027, reduced by an aggregate amount of $935,632 as a result of the applicable cap under her employment agreement; and for Mr. Robbins, an aggregate STIP payment, representing his full target bonus with respect to 2025 and 2026, as well as a pro-rata target bonus with respect to 2027 based on the end of his contract term on December 14, 2027, reduced by an aggregate amount of $8,492,337 as a result of the applicable cap under his employment agreement. Since a December 31, 2024 termination date is assumed, pro-rated bonus amounts for 2024 are not included as “Annual Bonus Continuation” and the NEO’s full annual bonus would have been paid in the amount disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2024, in accordance with the terms of the Company’s STIP.

CIC Qualifying Termination amounts reflect two times the NEO’s target bonus.

(6)	Non-CIC Qualifying Termination amounts reflect our cost of providing continued dental and medical insurance benefits and life insurance coverage as provided in the NEO’s employment agreement.

CIC Qualifying Termination amounts reflect our cost of providing continued dental and medical insurance benefits and life insurance coverage for the longer of the continuation period under the NEO’s employment agreement and the NEO’s benefit continuation period under the CIC Plan (i.e., 24 months), in accordance with the terms of the CIC Plan, and accidental death and dismemberment insurance coverage for the NEO’s benefit continuation period under the CIC Plan.

III-36

(7)

Amounts reflect our cost of providing outplacement services for a maximum period of 12 months following termination of employment, in accordance with: (i) in the case of a Non-CIC Qualifying Termination, our recent practices in providing outplacement services to senior executives with employment agreements who are terminated without “cause” or (ii) in the case of a CIC Qualifying Termination, the CIC Plan.

(8)

The calculation of the value associated with the acceleration of the vesting of outstanding equity awards was based on the closing price of our Class B Common Stock on December 31, 2024 of $10.46. No option awards held by any NEO were unvested as of December 31, 2024.

2024 FYE NEOs Non-CIC Qualifying Termination

Messrs. McCarthy, Chopra, Cheeks and Robbins and Ms. Phillips would have received the following termination payments and benefits upon a Non-CIC Qualifying Termination pursuant to their respective employment agreements as in effect as of December 31, 2024, subject to execution of a release:

• subject to an overall cap of two times the sum of the applicable executive’s base salary and target bonus amount, salary payable until the later of the (x) first anniversary of termination or (y) end of the contract term, at the same time that it would have been paid had the executive remained employed, and an annual bonus and/or pro-rated bonus for each remaining year of the contract term at the lesser of the executive’s target amount or the target amount modified by the Company performance factor;

• accelerated vesting of all outstanding equity awards that would have vested on or before the end of the employment term or, for Messrs. McCarthy, Cheeks and Robbins and Ms. Phillips, if later, twelve months following termination, in each case with performance goals under any PSUs relating to any performance period not completed as of the date of termination deemed achieved at target performance level and with any stock options remaining exercisable for 6 months following the termination date or, if later, as provided under the applicable long-term incentive plan, but in no event later than the original expiration date of the stock option;

• Company-paid medical and dental benefits for the longer of the remainder of the contract term and 12 months, or until the time that the executive becomes covered by another employer’s plan, if earlier; and

• Company-paid life insurance until the end of the contract term, or, if longer, the end of the period that the executive is receiving cash severance payments, or until the time that the executive becomes eligible under another employer’s plan, if earlier.

The severance payments are subject to offset, with respect to the period beginning 12 months or, for Mr. Robbins, six months after termination and ending when the Company is no longer required to make severance payments, to the extent that the executive is receiving other compensation for the executive’s services. Under the terms of the applicable employment agreement, the executives are subject to certain restrictive covenants, including non-solicitation of Company employees, protection of our confidential information and, for NEOs other than Mr. Robbins, non-competition.

Definition of “cause”:

• A termination for “cause” for each of the 2024 FYE NEOs generally would have been triggered by one of the following: engaging in embezzlement, fraud or other conduct that would constitute a felony; engaging in conduct that would constitute a financial crime, material act of dishonesty or material unethical business conduct, involving Paramount; engaging in the willful unauthorized disclosure of confidential information; failure to obey a material lawful directive that was appropriate to his or her position from an executive or executives in his or her reporting line; committing a material breach of his or her employment agreement; failure (except in the event of disability) or refusal to substantially perform material obligations under his or her employment agreement; willful failure to cooperate with a bona fide internal investigation or investigation by regulatory or law enforcement authorities, after being instructed by Paramount to cooperate; willful destruction or failure to preserve documents or other material known to be relevant to such an investigation; or willful inducement of others to engage in certain of the conduct described above or to otherwise breach their obligations to Paramount. The full definition of “cause,” and the provisions relating to the ability to cure such conduct, is set forth in the applicable executive’s employment agreement.

Definition of “good reason”:

• For our 2024 FYE NEOs, a termination with “good reason” generally would have been triggered by one of the following without the applicable NEO’s consent: assignment of duties substantially inconsistent with his or her current position or duties; material diminution, or withdrawal of material portions, of his or her duties (including, for Mr. Chopra as the Chief Financial Officer of a publicly-traded company); material breach of material obligations under the executive’s employment agreement; certain reductions of the applicable executive’s compensation; and for Messrs. McCarthy, Cheeks and Robbins, relocation of their places of employment out of certain

III-37

geographic areas. The full definition of “good reason” is set forth in the applicable executive’s employment agreement.

Termination Due to Disability of the 2024 FYE NEOs

If any of the 2024 FYE NEOs had been terminated on December 31, 2024 due to disability, the applicable executive would have received accrued benefits payable through the date of termination and, pursuant to the terms of the applicable equity award agreements, would have received accelerated vesting of their outstanding equity awards, in each case assuming target performance for any PSUs for which the performance period was not yet complete. The 2024 FYE NEOs’ employment agreements also provide for the applicable executive to receive a pro-rated annual bonus for the year of termination of employment, paid at the lesser of the executive’s target amount or the target amount modified by the Company performance factor. However, based on the assumption that the applicable 2024 FYE NEO remained employed through the end of the year, he or she would have received his or her full annual bonus in the amount disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2024 in lieu of a pro-rated bonus, in accordance with the terms of our STIP as in effect on December 31, 2024.

Termination Due to Death of the 2024 FYE NEOs

If any of the 2024 FYE NEOs were to have died on December 31, 2024, the applicable executive’s beneficiary or estate would have received accrued benefits payable through the date of death and, pursuant to the terms of the applicable equity award documents, accelerated vesting of the applicable NEO’s outstanding equity awards, in each case assuming target performance for any PSUs for which the performance period was not yet complete. The 2024 FYE NEOs’ employment agreements also provide for the applicable executive to receive a pro-rated annual bonus for the year of termination of employment, paid at the lesser of the executive’s target amount or the target amount modified by the Company performance factor. However, based on the assumption that the applicable executive remained employed through the end of the year, he or she would have received his or her full annual bonus in the amount disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2024 in lieu of a pro-rated bonus, in accordance with the terms of our STIP as in effect on December 31, 2024.

2024 FYE NEOs and Mr. Bakish CIC Qualifying Termination

Pursuant to the CIC Plan, our 2024 FYE NEOs and, to a limited extent, Mr. Bakish would have received the following termination payments and benefits upon a CIC Qualifying Termination as of December 31, 2024, subject to execution of a release:

• an amount equal to the applicable NEO’s severance multiple (two and one half for Mr. Bakish and two for all 2024 FYE NEOs) multiplied by the sum of such NEO’s (x) annual base salary plus (y) annual target bonus amount;

• Company-paid medical and dental benefits and life insurance and accidental death and dismemberment insurance (x) for the longer of the period designated under the CIC Plan (30 months for Mr. Bakish and 24 months for all 2024 FYE NEOs) and the period provided in the NEO’s employment agreement or (y) until the time that the NEO becomes eligible for coverage with another employer, if earlier;

• Company-paid executive level outplacement services for up to 12 months following the NEO’s termination;

• vesting of participation rights under the Paramount Global Retiree Medical Plan, to the extent the NEO meets the eligibility criteria, which were met by Mr. Bakish as of December 31, 2024; and

• full vesting of all outstanding equity awards, with performance for any PSUs for which the performance period is not yet complete deemed achieved at target level and outstanding stock options remaining exercisable for three years following the termination of employment or, if later, as provided under the applicable award agreement, but in no event later than the original expiration date of the stock option.

Unless otherwise determined by the Compensation Committee at the time of the Change in Control, the Company will automatically waive any non-competition covenant in an NEO’s employment agreement upon a CIC Qualifying Termination. Amounts due under the CIC Plan are not subject to any offset provisions in an NEO’s employment agreement.

The CIC Plan also provides for payment of the applicable NEO’s target bonus amount, pro-rated based on the date of the NEO’s termination; however, if the applicable executive remained employed through the end of the year, he or she would have received his or her full annual bonus in the amount disclosed in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table for 2024 in lieu of a pro-rated bonus, in accordance with the terms their respective employment agreements and our STIP as in effect on December 31, 2024.

III-38

Mr. Bakish

Termination Scenario	Continuation of Salary and Other Cash Compensation ($)	Annual Bonus Continuation ($)	Pro-Rata Bonus for Year of Termination ($)	Continuation of Medical, Dental & Life Insurance ($)	Outplacement Assistance ($)	Total Acceleration/ Continuation of Equity Awards ($)	Total ($)

Robert M. Bakish

Actual Termination Payments	6,200,000	24,800,000	10,364,885	88,160	25,000	27,817,864	69,295,909

CIC Qualifying Termination (Potential Enhanced Severance, December 31, 2024 valuation)	7,750,000	31,000,000	10,364,885	111,130	25,000	27,817,864	77,068,879

In connection with his termination of employment on October 31, 2024, Mr. Bakish has received, or will continue to receive, as applicable, the following severance payments and benefits:

• a pro-rated annual bonus for the year of termination of employment, paid at the lesser of his target amount or the target amount modified by the Company performance factor;

• subject to an overall cap of two times the sum of his base salary and target bonus amount, salary payable until the second anniversary of termination, at the same time that it would have been paid had he remained employed, and an annual bonus at his target bonus amount as if he had remained employed through the second anniversary of termination, payable at the same time and in the same manner as the salary payments;

• Company-paid medical and dental benefits for 24 months, or until the time that he becomes covered by another employer’s plan, if earlier;

• Company-paid life insurance until the end of the contract term, or, if longer, the end of the period that the executive is receiving cash severance payments, or until the time that he becomes eligible under another employer’s plan, if earlier; and

• full vesting of all outstanding equity awards, with performance for any PSUs for which the performance period is not yet complete deemed achieved at target level and outstanding stock options remaining exercisable for two years following the termination of employment or, if later, as provided under the applicable long-term incentive plan, but in no event later than the original expiration date of the stock option.

Mr. Bakish remains eligible to have his current severance entitlements and benefits under the transition agreement adjusted to the more favorable terms under the CIC Plan described above in the event that a Change in Control occurs on or before April 30, 2025. CIC Qualifying Termination amounts include the full amount of severance payments and benefits as they would be adjusted assuming a Change in Control occurred on December 31, 2024, including without limitation the severance payments and benefits Mr. Bakish is already entitled or eligible to receive under the transition agreement even if a Change in Control does not occur within six months following the expiration of his transition agreement.

Ms. D’Alimonte

Termination Scenario	Continuation of Salary and Other Cash Compensation ($)	Annual Bonus Continuation ($)	Continuation of Medical, Dental & Life Insurance ($)	Outplacement Assistance ($)	Total Acceleration/ Continuation of Equity Awards ($)	Total ($)

Christa A. D’Alimonte

Actual Termination Payments	1,350,000	2,522,002	39,250	25,000	1,830,140	5,766,392

In connection with her termination of employment on June 28, 2024, Ms. D’Alimonte has received, or will continue to receive, as applicable, the following severance payments and benefits:

• subject to an overall cap of two times the sum of her base salary and target bonus amount, salary payable until the end of her contract term on June 30, 2025, at the same time that it would have been paid had she remained employed, and an annual bonus for 2024 and

III-39

pro-rated annual bonus for 2025 at the lesser of her target amount or the target amount modified by the Company performance factor;

• acceleration of outstanding equity awards that would have vested during the 18-month period following her termination, with performance for any PSUs for which the performance period is not yet complete deemed achieved at target level and with outstanding stock options remaining exercisable for 6 months following the termination date or, if later, as provided under the applicable long-term incentive plan, but in no event later than the original expiration date of the stock option;

• Company-paid medical and dental benefits for the remainder of the contract term, or until the time that she becomes covered by another employer’s plan, if earlier; and

• Company-paid life insurance until the end of the contract term or until the time that she becomes eligible under another employer’s plan, if earlier.

PAY RATIO

As required by applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. McCarthy, our principal executive officer (“PEO”). The PEO pay ratio figures below are a reasonable estimate calculated in a manner consistent with SEC rules and the methodology described below.

For 2024, our last completed fiscal year, the annual total compensation of the median employee was $129,102 and the annual total compensation of the PEO was $19,495,713. Mr. McCarthy’s amounts did not require annualization because his amounts in the Summary Compensation Table 2024 reflect his full year compensation. The annual total compensation for our median employee and the annual total compensation for the PEO for these purposes include our cost of health insurance premiums, which was not included in the Summary Compensation Table for 2024. For 2024, the ratio of the annual total compensation of the PEO to the annual total compensation of the median employee was 151 to 1.

As permitted under SEC rules, we used the same median employee that we used for purposes of disclosing our 2023 pay ratio as there has been no change in our employee population (taking into account reductions in force in 2024) or employee compensation arrangements that we believe would significantly impact the pay ratio analysis.

As described in our proxy statement filed in 2024, to identify the median employee, as well as determine the annual total compensation of the median employee, we used the following methodology and consistently applied material assumptions, adjustments and estimates:

• We determined that, as of December 31, 2023, our employee population consisted of approximately 22,300 individuals, consisting of full-time, part-time and temporary employees, working for us and our consolidated subsidiaries. As permitted under the applicable SEC de minimis rule, we excluded certain non-U.S. employees from our employee population, which collectively amounted to less than 5% of our total number of employees. The jurisdictions and numbers of employees excluded on this basis were Brazil (29), Canada (67), China (16), Denmark (8), France (135), Hong Kong (6), Hungary (287), Israel (86), Japan (36), Mexico (98), New Zealand (10), Nigeria (10), Portugal (7), Russia (14), Singapore (63), Spain (128), South Africa (68), Sweden (16), and the following countries with five or fewer employees: Belgium, Colombia, Czech Republic, Ireland, Italy and Taiwan.

• To identify the “median employee” from our employee population, we used W-2 Box 1 amounts (and the foreign equivalent for our non-U.S. employees) as our consistently applied compensation measure.

• Exchange rates were applied as of the determination date to convert all non-U.S. currencies into U.S. dollars.

• Based on the estimated compensation of each employee, we identified a band of employees with the approximate median estimated compensation value (the “Median Band”).

• We then identified the “median employee” from the employees within the Median Band and calculated that employee’s annual total compensation in accordance with applicable SEC rules.

III-40

Director Compensation

OUTSIDE DIRECTOR COMPENSATION DURING 2024

The following table sets forth information concerning the compensation of each individual who served as an “Outside Director” (a director who is not an employee of us or any of our subsidiaries) during 2024:

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)

Barbara M. Byrne	314,000	198,227	–	25,000	537,227

Linda M. Griego	308,000	198,227	–	20,850	527,077

Robert N. Klieger	50,000	–	39	–	50,039

Judith A. McHale	334,000	198,227	11	12,500	544,738

Dawn Ostroff	150,000	–	–	7,500	157,500

Charles E. Phillips, Jr.	266,000	198,227	13,782	–	478,009

Shari E. Redstone, Chair	300,000	198,227	160	25,000	523,387

Susan Schuman	318,000	198,227	–	–	516,227

Nicole Seligman	208,000	–	–	25,000	233,000

Frederick O. Terrell	226,000	–	20	–	226,020

(1)

Reflects cash amounts earned by Outside Directors in 2024 for (i) the annual Board retainer, (ii) the Chair retainer and (iii) committee Chair retainers and meeting attendance fees for standing and ad hoc committee meetings, as applicable. These amounts include retainers deferred by Mr. Klieger and Ms. Redstone under the Director Deferred Compensation Plans (as defined below).

(2)

Amounts reflect the aggregate grant date fair value determined in accordance with FASB ASC Topic 718 of the annual grant on June 4, 2024 of RSUs to each Outside Director on that date under the 2015 Equity Plan for Outside Directors. For a discussion of the assumptions made in calculating the grant date fair value amounts for 2024, see Note 14 “Stock-Based Compensation” to the audited 2024 consolidated financial statements on pages II-78 to II-80 in our Initial Form 10-K. Messrs. Klieger and Terrell and Mses. Ostroff and Seligman ceased to be Outside Directors on June 4, 2024, prior to the annual grant. Mr. Phillips ceased to be an Outside Director on October 31, 2024, and the grant reflected was unvested at the time of his departure and was forfeited.

The aggregate number of unvested RSUs outstanding as of December 31, 2024 for each Outside Director on that date was 16,195.

There were no option awards outstanding as of December 31, 2024 for the Outside Directors.

(3)

Interest accrues on cash in deferred accounts under the Director Deferred Compensation Plans at the prime rate in effect at Citibank, N.A. at the beginning of each calendar quarter. For 2024, the prime rate represented an interest rate that was more than 120% of the long-term applicable federal rate published by the Internal Revenue Service and therefore is deemed to be preferential for purposes of this table. Accordingly, amounts in the table reflect the amount of interest accrued for each Outside Director in 2024 that exceeded the amount of interest that would have been accrued at 120% of the long-term applicable federal rate published by the Internal Revenue Service. Mses. Byrne, Griego, Ostroff, Schuman and Seligman did not have any deferred cash amounts during 2024.

(4)

Amounts reflect the aggregate value of all matching contributions made by us on behalf of the director for 2024 under our Matching Gifts Program for Directors. Under the program in effect for 2024, we matched donations made by a director to eligible tax-exempt organizations at the rate of one dollar for each dollar donated up to $25,000 for each fiscal year.

III-41

DESCRIPTION OF DIRECTOR COMPENSATION

Consideration and Determination of Director Compensation

Outside Directors receive compensation for their service on the Board and are eligible to participate in the director plans described below. Only Outside Directors are eligible to receive compensation for serving on the Board.

The Nominating and Governance Committee annually reviews and recommends for the Board’s consideration the form and amount of compensation for Outside Directors. In accordance with the Guidelines and the Committee’s Charter, the Committee is guided by three principles in its review of Outside Director compensation: Outside Directors should be fairly compensated for the services they provide to us, taking into account, among other things, the size and complexity of our business and compensation paid to directors of comparable companies; Outside Directors’ interests should be aligned with the interests of stockholders; and Outside Directors’ compensation should be easy for stockholders to understand. Final director compensation determinations are made by the Board.

Cash Compensation

We pay the following cash compensation to Outside Directors:

• The Non-Executive Chair of the Board receives an annual Board retainer of $300,000 and all other Outside Directors receive an annual Board retainer of $100,000, in each case payable in equal installments quarterly in advance;

• The Chairs of the Audit, Compensation and Nominating and Governance Committees each receive an annual retainer of $20,000, payable in equal installments quarterly in advance, and the members of those Committees receive a per meeting attendance fee of $2,000; and

• The Chairs and members of any ad hoc committees of the Board that may exist from time to time will be paid as determined by the Board.

Deferred Compensation Plan

We maintain deferred compensation plans for Outside Directors (the “Director Deferred Compensation Plans”). Under the Director Deferred Compensation Plans, Outside Directors may elect to defer their Board and Committee chair retainers and Committee meeting fees. Deferred amounts are credited during a calendar quarter to an interest-bearing income account or a stock unit account in accordance with the director’s prior election. Amounts credited to an income account bear interest at the prime rate in effect at the beginning of each calendar quarter. Amounts credited to a stock unit account are deemed invested in phantom units for shares of our Class A Common Stock and Class B Common Stock on the first day of the calendar quarter following the quarter in which the amounts are credited, with the number of shares calculated based on the closing market prices on that first day. Until the amounts credited to the stock unit account are converted into phantom units, these credited amounts bear interest at the prime rate in effect at the beginning of the relevant calendar quarter.

Upon a director’s leaving the Board, the amounts deferred under the Director Deferred Compensation Plans are paid in cash in a lump sum or in three or five annual installments, based on the director’s prior elections, with the lump sum or initial annual installment becoming payable on the later of six months after the director leaves the Board or January 15th of the following year. The value of a stock unit account is determined by reference to the average of the respective closing market prices of our Class A Common Stock and Class B Common Stock on Nasdaq on each trading date during the four-week period ending five business days prior to the initial payment date. Amounts paid in installments accrue interest until the final installment is paid.

Equity Compensation

We maintain the 2015 Equity Plan for Outside Directors (the “Director Equity Plan”). Under the Director Equity Plan, Outside Directors receive:

• an annual grant of RSUs on the date of the annual meeting of the Company’s stockholders (the “Meeting Date”) for the applicable year with a grant date value of $200,000 (the “Annual Grant Value”) based on the average closing price of a share of our Class B Common Stock (“Share”) for the 20-trading day period immediately preceding and including the grant date, which generally vests on the earlier of (x) the first anniversary of the grant date and (y) the Meeting Date for the year following the grant date; and

• in the case of Outside Directors joining following the date of the annual RSU grant, but more than one month before the next Meeting Date, a pro-rated RSU grant made five business days following the date the Outside Director joined the Board. The number of RSUs underlying a pro-rated grant are determined by multiplying the months between the date the Outside Director joined the Board and the

III-42

next Meeting Date (rounding up to the nearest whole month) by one-twelfth of the Annual Grant Value and then dividing by the average closing price of a Share for the 20-trading day period immediately preceding and including the grant date. Pro-rated RSU grants generally vest on the same date as the immediately preceding annual RSU grant to Outside Directors.

RSUs are payable to Outside Directors in shares of Class B Common Stock upon vesting unless the Outside Director elects to defer settlement of the RSUs to a future date. Outside Directors are entitled to receive dividend equivalents on the RSUs in the event the Company pays a regular cash dividend on its Class B Common Stock. Dividend equivalents will accrue on the RSUs (including deferred RSUs) until the RSUs are settled (and will be forfeited if the RSUs are forfeited).

Matching Gifts Program for Directors

All directors are eligible to participate in our Matching Gifts Program for Directors. Under the program, we match donations made by a director to eligible tax-exempt organizations at the rate of one dollar for each dollar donated up to $25,000 for each fiscal year. The purpose of the program is to recognize the interest of the Company and its directors in supporting eligible organizations.

Director Stock Ownership Requirement

Under the Guidelines, directors are expected to own shares of Paramount stock worth five times the standard annual Board retainer (or $500,000) within three years of becoming a director. Class A Common Stock phantom units and Class B Common Stock phantom units credited pursuant to the Director Deferred Compensation Plans, and vested RSUs for which settlement has been deferred under the Director Equity Plan and the Viacom Inc. 2011 RSU Plan for Outside Directors, count toward the requirement; unvested RSUs are counted at 50%. The Nominating and Governance Committee monitors compliance with these guidelines by receiving an annual progress report from senior management. During 2024, senior management reported to the Committee that all directors subject to the guidelines met the guidelines as applied to each of them at that time.

Other

Expenses: Directors are reimbursed for expenses incurred in attending Board, committee and stockholder meetings and certain Company events (including travel and lodging) in accordance with the Company’s Board travel policies, and administrative expenses that may be approved by the Board from time to time.

Director Attendance at Certain Other Events: Paramount believes it is in its best interest for directors to participate in certain Company and other events, including to meet with management, customers, talent and others important to our business, and that such participation is, therefore, integrally and directly related to the performance of the directors’ duties. The Board has established a policy on director attendance at these events. Under the policy, tickets to these events are allocated to directors and we reimburse directors for travel and related expenses in accordance with our travel policies. Occasionally, a director’s partner or other guest may accompany him or her to events at our invitation or request. To the extent attendance at and/or travel to these events constitutes a reportable perquisite involving an incremental cost to us, we disclose it in the “All Other Compensation” column of the “Outside Director Compensation During 2024” table.

III-43

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2024 concerning shares of our Class B Common Stock authorized for issuance under our equity compensation plans. In connection with the ViacomCBS Merger, we assumed certain equity compensation plans that have not been approved by our security holders but that were approved by the security holders of Viacom before the ViacomCBS Merger. No shares of our Class A Common Stock are authorized for issuance under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	21,679,172(2)	$57.91(3)	37,972,585(4)

Equity compensation plans not approved by security holders(5)	1,870,810(6)	$52.18(3)	—(7)

Total:	23,549,982	$54.40(3)	37,972,585

(1)

Our equity compensation plans approved by our security holders are the following: our Amended and Restated Long-Term Incentive Plan, our 2000 Stock Option Plan for Outside Directors and our 2015 Equity Plan for Outside Directors.

(2)	Consists of outstanding options and restricted stock units, including 346,129 vested restricted stock units for which settlement has been deferred.

(3)

The weighted-average exercise price is calculated based solely on the exercise price of outstanding options and does not take into account outstanding restricted stock units, which have no exercise price.

(4)

Includes 37,615,017 shares of our Class B Common Stock available for future awards (other than options and stock appreciation rights) under our Amended and Restated Long-Term Incentive Plan and 357,568 shares of Class B Common Stock available for future awards under our 2015 Equity Plan for Outside Directors. No shares remain available for future awards under our 2000 Stock Option Plan for Outside Directors.

(5)

In connection with the ViacomCBS Merger, effective December 4, 2019, we assumed the following equity compensation plans that had been approved by Viacom’s security holders but have not been approved by our security holders: the Viacom Inc. 2016 Long-Term Management Incentive Plan (the “Viacom LTIP”) and the Viacom Inc. 2011 RSU Plan for Outside Directors, as amended and restated as of January 1, 2016 and as further amended and restated as of October 31, 2016 (the “Viacom Outside Director Plan”).

(6)	Consists of outstanding options and restricted stock units, including 155,765 vested restricted stock units for which settlement has been deferred.

(7)

In connection with assuming these plans, we assumed the pool of authorized but unissued shares available for future issuances under the Viacom LTIP and the Viacom Outside Director Plan, as adjusted pursuant to the “Exchange Ratio” (as defined in the Agreement and Plan of Merger dated as of August 13, 2019, as amended October 19, 2019, pursuant to which the ViacomCBS Merger was effected). The Viacom LTIP and the Viacom Outside Director Plan expired on December 31, 2020 and January 1, 2021, respectively, and no shares remain available for future awards thereunder.

III-44

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth as of February 15, 2025, unless otherwise indicated, information concerning the beneficial ownership of our Class A and Class B Common Stock by (i) each current director, (ii) each NEO and (iii) our current directors and executive officers as a group. Each person has sole voting and investment power over the shares reported, except as noted. Also set forth below is information concerning the beneficial ownership by each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our Class A Common Stock (the only class of our Common Stock with voting rights). As of February 15, 2025, there were 40,702,683 shares of our Class A Common Stock outstanding and 630,007,633 shares of our Class B Common Stock outstanding. Information set forth below for Mr. Bakish and Ms. D’Alimonte is as of April 30, 2024 and June 28, 2024, respectively, the last day they served in their roles as executive officers.

	Beneficial Ownership of Equity Securities

Name	Title of Security	Number of Shares		Percent of Class

Robert M. Bakish	Class A Common	0		0

	Class B Common	2,147,309	(1)(2)(3)(4)	*

Barbara M. Byrne	Class A Common	0		0

	Class B Common	42,307	(5)	*

George A. Cheeks	Class A Common	0		0

	Class B Common	488,876		*

Naveen Chopra	Class A Common	0		0

	Class B Common	258,690		*

Christa A. D’Alimonte	Class A Common	0		0

	Class B Common	325,689	(1)	*

Linda M. Griego	Class A Common	0		0

	Class B Common	65,420	(5)	*

Chris McCarthy	Class A Common	0		0

	Class B Common	496,927	(1)	*

Judith A. McHale	Class A Common	3,017	(5)	*

	Class B Common	46,372	(5)	*

Nancy Phillips	Class A Common	0		0

	Class B Common	92,535		*

Shari E. Redstone(6)	Class A Common	54,032	(5)	*

	Class B Common	684,670	(4)(5)	*

Brian Robbins	Class A Common	0		0

	Class B Common	488,451	(1)(4)	*

Susan Schuman	Class A Common	0		0

	Class B Common	34,066	(5)	*

Current directors and executive officers as a group (12 persons)	Class A Common	57,049	(5)	*

	Class B Common	2,831,143	(1)(2)(3)(4)(5)	*

National Amusements(7)	Class A Common	31,500,087		77.4%
846 University Avenue Norwood, MA 02062	Class B Common	32,012,190		5.1%

III-45

	Beneficial Ownership of Equity Securities

Name	Title of Security	Number of Shares	Percent of Class

Mario J. Gabelli et al.(8) GAMCO Investors, Inc. (“GBL”) One Corporate Center Rye, NY 10580-1435	Class A Common	4,768,277	11.7%

*	Represents less than 1% of the outstanding shares of the class.

(1)

Includes the following shares of Class B Common Stock that the indicated person had the right to acquire on or within 60 days from February 15, 2025, or in the case of Mr. Bakish, April 30, 2024, and Ms. D’Alimonte, June 28, 2024, (a) through the exercise of stock options: Bakish, 1,185,395; D’Alimonte, 77,802; McCarthy, 16,688; Robbins, 46,146; and our current directors and executive officers as a group, 94,055; and (b) in the case of Ms. D’Alimonte, shares underlying equity awards for which vesting was accelerated in connection with her termination.

(2)	Includes the following shares of Class B Common Stock held through our 401(k) plan: Bakish, 3,101; and our current directors and executive officers as a group, 832.

(3)

Includes the following Class B Common Stock phantom units credited pursuant to, as applicable, our supplemental 401(k) plans or bonus deferral plans: Bakish, 43,571; our current directors and executive officers as a group, 807. Pursuant to the governing plans, the phantom common stock units are payable in cash following termination of service as an employee.

(4)

Includes the following shares of Class B Common Stock (a) owned by family members: Bakish, 167; and (b) held in family trusts, as to which the indicated person has sole voting and investment power: Redstone, 17,050; Robbins, 182; and our current directors and executive officers as a group, 17,232.

(5)

Includes (a) the following Class A Common Stock phantom units and Class B Common Stock phantom units credited pursuant to the Director Deferred Compensation Plans (as defined above): McHale, 3,017 Class A and 3,513 Class B; Redstone, 54,032 Class A and 65,770 Class B; and our current directors and executive officers as a group, 57,049 Class A and 69,283 Class B; and (b) the following shares of Class B Common Stock underlying vested RSUs for which settlement has been deferred: Byrne, 17,713; Griego, 49,123; McHale, 10,872; Redstone, 178,713; Schuman, 34,066; and our current directors and executive officers as a group, 290,487. Pursuant to the governing plans, the phantom common stock units are payable in cash and the RSUs are payable in shares of Class B Common Stock following termination of service as a director.

(6)

Ms. Redstone is a stockholder of National Amusements and has a minority indirect beneficial interest in the Company’s Class A Common Stock and Class B Common Stock owned by National Amusements (and its wholly-owned subsidiaries).

(7)

These shares are owned by National Amusements and two wholly-owned subsidiaries. National Amusements is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of National Amusements. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the National Amusements shares held by the General Trust. Ms. Redstone is one of the seven directors of NA Administration, LLC and is one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a trustee of NA Administration, LLC.

Based on information received from National Amusements, National Amusements has pledged to its lenders a portion of shares of our Class A Common Stock and Class B Common Stock owned directly or indirectly by National Amusements. As of February 15, 2025, the aggregate number of shares pledged by National Amusements to its lenders or otherwise encumbered represented approximately 3.5% of the total outstanding shares of our Class A Common Stock and Class B Common Stock on a combined basis. In addition, as of February 15, 2025, the amount of our Class A Common Stock that National Amusements directly or indirectly owned and that was not pledged by National Amusements to its lenders or otherwise encumbered represented approximately 53.67% of the total outstanding shares of our Class A Common Stock.

If the Transactions are consummated, in addition to constituting a change in control of Paramount, certain affiliates of existing investors of Skydance will acquire 100% of the equity interests of NAI and thereby collectively own and control 100% of NAI.

(8)

The information concerning Mario J. Gabelli et al. is based upon a Schedule 13D/A filed with the SEC on December 30, 2024. In addition to Mr. Gabelli, each of the following entities that Mr. Gabelli directly or indirectly controls, or for which he acts as chief investment officer, is a reporting person, with the following beneficial ownership of the reported shares as of December 12, 2024, on the Schedule 13D/A: Gabelli Funds, LLC (“Gabelli Funds”), 1,832,441; GAMCO Asset Management Inc. (“GAMCO”), 2,511,336; Gabelli & Company Investment Advisers, Inc., 37,950; Gabelli Foundation, Inc. (“Gabelli Foundation”), 94,000; MJG Associates, Inc., 86,200; GGCP, Inc. (“GGCP”), 80,000; and Associated Capital Group, Inc. (“AC”), 86,350. Mr. Gabelli is deemed to beneficially own 40,000 shares as well as the shares owned beneficially by each of the foregoing reporting persons. AC, GBL and GGCP are deemed to beneficially own the shares owned beneficially by each of the foregoing reporting persons other than Mr. Gabelli and the Gabelli Foundation. Each of the reporting persons discloses that it has sole voting and investment power with respect to the shares it beneficially owns, except that: (a) GAMCO does not have the authority to vote --- of the reported shares (no amount was included in the Schedule 13D/A filed with the SEC on December 30, 2024), (b) Gabelli Funds has sole dispositive and voting power with respect to the shares held by the Funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the proxy voting committee of each Fund shall respectively vote that Fund’s shares, (c) at any time, the proxy voting committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such

III-46

fund under special circumstances such as regulatory considerations, and (d) the power of Mr. Gabelli, AC, GBL and GGCP is indirect with respect to shares beneficially owned directly by other reporting persons.

III-47

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

REVIEW, APPROVAL OR RATIFICATION OF TRANSACTIONS WITH RELATED PERSONS

The Board has a written policy whereby the Nominating and Governance Committee reviews and approves, ratifies or takes other actions it deems appropriate with respect to related person transactions, as defined under the rules of the SEC. Under the policy, the Nominating and Governance Committee shall approve only related person transactions that are in, or are not inconsistent with, the best interests of the Company and its stockholders, as the Committee determines in good faith. In its review, the Committee considers the importance of the transaction to the Company and the related person; the related person’s relationship with the Company and interest in the transaction; the terms of the transaction, including the dollar amount involved; the impact on a director’s independence if the transaction involves a director; the availability of other sources of comparable products or services; whether the transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally; and any other information the Committee deems appropriate.

Any member of the Nominating and Governance Committee who is a related person with respect to a transaction under review may not participate in the review or vote respecting the transaction; however, that person may be counted in determining the presence of a quorum at a meeting of the Committee that considers the transaction.

Under the policy, management is primarily responsible for determining whether a related person has a direct or indirect material interest in a transaction with the Company. The determination will be made after a review of information obtained from the related person and information available from our records. Our legal and controller’s groups are responsible for establishing and maintaining policies and procedures to ensure implementation of the policy across the Company.

TRANSACTIONS WITH NATIONAL AMUSEMENTS

National Amusements licenses films in the ordinary course of business for its motion picture theaters from all major studios, including Paramount Pictures. Payments made to us in connection with these licenses for fiscal year 2024 amounted to approximately $7,213.544 and are continuing in fiscal year 2025 as a result of this ongoing relationship. National Amusements also licenses films from a number of unaffiliated companies, and Paramount Pictures expects to continue to license films to National Amusements on similar terms in the future. In addition, National Amusements and Paramount Pictures have had co-op advertising arrangements and occasionally engage in other ordinary course transactions (e.g., movie ticket purchases and various promotional activities) from time to time; Paramount Pictures paid National Amusements approximately $424,967 in connection with these arrangements in fiscal year 2024. We believe that the terms of these transactions between National Amusements and Paramount Pictures were no more or less favorable to Paramount Pictures than transactions between unaffiliated companies and National Amusements.

OTHER TRANSACTION(S)

In November 1995, we entered into an agreement with GAMCO pursuant to which GAMCO manages certain assets for qualified U.S. pension plans sponsored by us. For 2024, we paid GAMCO approximately $216,500 for such investment management services. We believe that the terms of the agreement with GAMCO are no more or less favorable to us than we could have obtained from unrelated parties. Entities that are affiliated with GAMCO collectively own 4,768,277 shares of our Class A Common Stock, according to a Schedule 13D/A filed with the SEC on December 30, 2024 by such entities (the latest filing available), which shares, as of February 15, 2025, represented approximately 11.7% of the outstanding shares of the class.

Director Independence

Despite being a “controlled company” (i.e., a company of which more than 50% of the voting power is held by an individual or another company), we have a majority of independent directors on our Board and entirely independent Board committees, including an independent Compensation Committee and an independent Nominating and Governance Committee, although not required for controlled companies under the Nasdaq listing rules.

Our Guidelines provide that a majority of our directors must be independent of the Company, as “independence” is defined in the Nasdaq listing rules, by the SEC and under the additional standards set forth in the Guidelines. The Nasdaq listing rules set forth six “bright-line”

III-48

tests that require a finding that a director is not independent if the director fails any of the tests. A Paramount director will not be independent if any of the following relationships exist:

• The director is, or has been within the last three years, an employee of Paramount;

• A family member of the director is, or has been within the last three years, an executive officer of Paramount;

• The director has received, or a family member of the director has received, during any consecutive 12-month period within the last three years, more than $120,000 in compensation from Paramount, other than compensation for Board or Committee service, compensation paid to a family member of the director who is an employee (other than an executive officer) of Paramount, or benefits under a tax-qualified retirement plan, or non-discretionary compensation;

• The director is, or has a family member who is, a current partner of our outside auditor, or was a partner or employee of our outside auditor who worked on Paramount’s audit at any time during any of the past three years;

• The director is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Paramount have served on the compensation committee of such other entity; or

• The director is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Paramount made, or from which Paramount received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than payments arising solely from investments in Paramount’s securities or payments under non-discretionary charitable contribution matching programs.

For this purpose, “family member” means the director’s spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and anyone (other than domestic employees) who shares such person’s home.

In addition, the Nasdaq listing rules provide that a director is not independent unless the Board affirmatively determines that the director has no relationship that would impair his or her independence, which we refer to as a “material relationship.”

The Guidelines set forth categorical standards to assist the Board in determining what constitutes a “material relationship” with the Company. The Guidelines are available on the “Investors—Governance” page of our website at ir.paramount.com. Generally, under these categorical standards, the following relationships are deemed not to be material:

• The types of relationships identified by the Nasdaq listing rules’ “bright-line” tests, if they occurred more than five years ago (the Board will review any such relationship if it occurred more than three but fewer than five years ago);

• A relationship whereby the director has received, or a family member of the director has received for service as an executive officer, $120,000 or less in direct compensation from us during any 12-month period within the last three years, absent other circumstances; and

• A relationship where the director is an executive officer or employee, or an immediate family member of the director is an executive officer, of the following:

(i)

a company that made payments to, or received payments from, us for property or services in an amount that, in each of the last three fiscal years, is less than 2% of such company’s annual consolidated gross revenues;

(ii)	a company that is either indebted to us or a creditor of ours in an amount that is less than 2% of such company’s total consolidated assets; and

(iii)	a tax-exempt organization that received contributions from us in the prior fiscal year in an amount less than the greater of $1,000,000 or 2% of that organization’s consolidated gross revenues.

For relationships that exceed the thresholds in (ii) and (iii) described above, the determination of whether the relationship is material or not, and therefore whether the director would be independent or not, is made by the directors who are independent. In addition, the Guidelines state that, generally, the types of relationships not addressed by the Nasdaq listing rules or described in the Guidelines will not, by themselves, cause an otherwise independent director to be considered not independent. However, the Board may determine that a director is not independent for any reason it deems appropriate.

In April 2025, the Nominating and Governance Committee reviewed the independence of our current directors to determine its recommendation regarding which of them meet the independence standards outlined above. The Board, based on its review and the recommendation of the Nominating and Governance Committee, determined that four of our five directors – Mses. Byrne, Griego, McHale

III-49

and Schuman – are independent. The director who was not determined to be independent is Ms. Redstone.

During its review, in determining that the directors named above are independent, the Board considered that we have, in the ordinary course of business, during the past three years, sold products and services to, and/or purchased products and services from, companies and other entities, of which certain directors are executive officers, principals or employees. The Board determined that all of these transactions were within the parameters for relationships deemed to be immaterial under the Guidelines.

III-50

Item 14. Principal Accountant Fees and Services.

Fees for Services Provided by the Independent Registered Public Accounting Firm

The following table sets forth fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) to the Company and its subsidiaries for each of the years ended December 31, 2024 and 2023.

	2024	2023

Audit Fees(1)	$20,608,951	$24,255,630

Audit-Related Fees(2)	863,182	1,034,552

Tax Fees(3)	5,787,419	8,316,230

All Other Fees(4)	207,377	730,250

Total	$27,466,929	$34,336,662

(1)

Audit fees principally related to the integrated audit of our financial statements, statutory audits and services provided in connection with our debt and equity offerings, comfort letters and SEC filings. In 2023, these fees also included audits of carve-out financial statements.

(2)

Audit-related fees principally related to system pre-implementation reviews, technical accounting advice, financial due diligence, agreed-upon procedures and compliance, and domestic and foreign employee benefit plan audits.

(3)	Tax fees principally related to tax compliance and consulting.

(4)	All other fees principally related to research projects, license fees for the use of PwC reference materials and publications, access to various online tools and other permissible consulting services.

AUDIT COMMITTEE PRE-APPROVAL OF SERVICES PROVIDED BY PWC

All audit and non-audit services provided to us by PwC for 2024 were pre-approved by the full Audit Committee. Under the Audit Committee’s pre-approval policies and procedures in effect during 2024, the Chair of the Audit Committee was authorized to pre-approve the engagement of PwC to provide certain specified audit and non-audit services, and the engagement of any accounting firm to provide certain specified audit services, up to a maximum amount of $200,000 per engagement, with the total amount of such authorizations outstanding that have not been reported to the Audit Committee not to exceed an aggregate of $1,000,000. The Audit Committee receives regular reports on the engagements approved by the Chair of the Audit Committee pursuant to this delegation, if any. For 2025, the Audit Committee has adopted the same pre-approval policies and procedures that were in effect for 2024.

III-51

PART IV

Item 15. Exhibits and Financial Statement Schedules.

1.	Financial Statements and Schedules.

No financial statements or supplemental data are filed with this Amendment. See Index to Financial Statements and Supplemental Data of the Initial Form 10-K.

2.	Exhibits.

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

Exhibit No.	Description of Document
(31)	Rule 13a-14(a)/15d-14(a) Certifications

(a)	Certification of the Chief Executive Officer of Paramount Global pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(b)	Certification of the Chief Financial Officer of Paramount Global. pursuant to Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(101)	Interactive Data File

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

Date: April 25, 2025