Form 10-Q
period 2025-03-31
Paramount Global
filed 2025-05-08
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at May 5, 2025:
Class A Common Stock, par value $.001 per share— 40,702,683
Class B Common Stock, par value $.001 per share— 633,455,085

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$7,192	$7,685
Costs and expenses:
Operating	4,961	5,036
Programming charges	—	1,118
Selling, general and administrative	1,543	1,662
Depreciation and amortization	88	100
Restructuring and transaction-related items	85	186
Total costs and expenses	6,677	8,102
Gain on dispositions	35	—
Operating income (loss)	550	(417)
Interest expense	(217)	(221)
Interest income	38	45
Loss from investment	—	(4)
Other items, net	(37)	(38)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	334	(635)
(Provision for) benefit from income taxes	(100)	172
Equity in loss of investee companies, net of tax	(73)	(90)
Net earnings (loss) from continuing operations	161	(553)
Net earnings from discontinued operations, net of tax	—	9
Net earnings (loss) (Paramount and noncontrolling interests)	161	(544)
Net earnings attributable to noncontrolling interests	(9)	(10)
Net earnings (loss) attributable to Paramount	$152	$(554)

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$152	$(563)
Net earnings from discontinued operations, net of tax	—	9
Net earnings (loss) attributable to Paramount	$152	$(554)

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$.23	$(.88)
Net earnings from discontinued operations	$—	$.01
Net earnings (loss)	$.23	$(.87)

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$.22	$(.88)
Net earnings from discontinued operations	$—	$.01
Net earnings (loss)	$.22	$(.87)

Weighted average number of common shares outstanding:
Basic	672	654
Diluted	678	654
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2025	2024
Net earnings (loss) (Paramount and noncontrolling interests)	$161	$(544)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	74	(68)
Decrease to net actuarial loss and prior service costs	10	9
Other comprehensive income (loss), net of tax (Paramount and noncontrolling interests)	84	(59)
Comprehensive income (loss)	245	(603)
Less: Comprehensive income attributable to noncontrolling interests	10	10
Comprehensive income (loss) attributable to Paramount	$235	$(613)
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,673	$2,661
Receivables, net	6,835	6,920
Programming and other inventory	1,054	1,429
Prepaid expenses and other current assets	1,411	1,532
Total current assets	11,973	12,542
Property and equipment, net	1,519	1,566
Programming and other inventory	14,032	13,924
Goodwill	10,488	10,508
Intangible assets, net	2,404	2,406
Operating lease assets	945	1,012
Deferred income tax assets, net	1,342	1,386
Other assets	2,693	2,828
Total Assets	$45,396	$46,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$735	$953
Accrued expenses	1,737	2,199
Participants’ share and royalties payable	2,585	2,574
Accrued programming and production costs	1,833	1,720
Deferred revenues	765	825
Debt	346	—
Other current liabilities	1,291	1,360
Total current liabilities	9,292	9,631
Long-term debt	14,161	14,501
Participants’ share and royalties payable	1,315	1,310
Pension and postretirement benefit obligations	1,108	1,226
Deferred income tax liabilities, net	40	34
Operating lease liabilities	1,020	1,048
Program rights obligations	221	260
Other liabilities	1,311	1,380

Commitments and contingencies (Note 13)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 0 (2025 and 2024) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2025 and 2024) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,136 (2025) and 1,133 (2024) shares issued	1	1
Additional paid-in capital	33,412	33,394
Treasury stock, at cost; 503 (2025 and 2024) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	7,604	7,487
Accumulated other comprehensive loss	(1,521)	(1,604)
Total Paramount stockholders’ equity	16,538	16,320
Noncontrolling interests	390	462
Total Equity	16,928	16,782
Total Liabilities and Equity	$45,396	$46,172
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Three Months Ended
	March 31,
	2025	2024
Operating Activities:
Net earnings (loss) (Paramount and noncontrolling interests)	$161	$(544)
Less: Net earnings from discontinued operations, net of tax	—	9
Net earnings (loss) from continuing operations	161	(553)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by operating activities:
Programming charges	—	1,118
Depreciation and amortization	88	100
Deferred tax provision (benefit)	45	(231)
Stock-based compensation	44	47
Gain on dispositions	(35)	—
Loss from investment	—	4
Equity in loss of investee companies, net of tax and distributions	73	90
Change in assets and liabilities	(196)	(315)
Net cash flow provided by operating activities	180	260
Investing Activities:
Investments	(73)	(88)
Capital expenditures	(57)	(51)
Proceeds from dispositions	61	11
Net cash flow used for investing activities	(69)	(128)
Financing Activities:
Dividends paid on preferred stock	—	(14)
Dividends paid on common stock	(36)	(35)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(26)	(17)
Payments to noncontrolling interests	(77)	(94)
Other financing activities	—	(27)
Net cash flow used for financing activities	(139)	(187)
Effect of exchange rate changes on cash and cash equivalents	40	(21)
Net increase (decrease) in cash and cash equivalents	12	(76)
Cash and cash equivalents at beginning of year	2,661	2,460
Cash and cash equivalents at end of period	$2,673	$2,384
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended March 31, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
December 31, 2024	671	$1	$33,394	$(22,958)	$7,487	$(1,604)	$16,320	$462	$16,782
Stock-based compensation activity	3	—	18	—	—	—	18	—	18
Common stock dividends	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	(82)	(82)
Net earnings	—	—	—	—	152	—	152	9	161
Other comprehensive income	—	—	—	—	—	83	83	1	84
March 31, 2025	674	$1	$33,412	$(22,958)	$7,604	$(1,521)	$16,538	$390	$16,928

	Three Months Ended March 31, 2024
	Preferred Stock Outstanding		Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)		(Shares)
December 31, 2023	10	$—	653	$1	$33,210	$(22,958)	$13,829	$(1,556)	$22,526	$524	$23,050
Stock-based compensation activity	—	—	2	—	30	—	—	—	30	—	30
Preferred stock dividends	—	—	—	—	—	—	(14)	—	(14)	—	(14)
Common stock dividends	—	—	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	—	—	(91)	(91)
Net earnings (loss)	—	—	—	—	—	—	(554)	—	(554)	10	(544)
Other comprehensive loss	—	—	—	—	—	—	—	(59)	(59)	—	(59)
March 31, 2024	10	$—	655	$1	$33,240	$(22,958)	$13,226	$(1,615)	$21,894	$443	$22,337
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollars in millions, except per share amounts)

1) BASIS OF PRESENTATION
Description of Business—Paramount Global is a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide and is comprised of the following segments:

•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming for 24 hour news and CBS Sports HQ for sports news and analysis.

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

Skydance Transactions—On July 7, 2024, Paramount entered into a transaction agreement (the “Transaction Agreement”) with Skydance Media, LLC (“Skydance”) and other parties pursuant to which Paramount and Skydance will become subsidiaries of a new holding company, currently referred to as New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). Immediately following the completion of the Transactions, New Paramount will be renamed Paramount Skydance Corporation.

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

Basis of Presentation—The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission. These financial statements should be read in conjunction with the more detailed financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Weighted average shares for diluted EPS reflect the effect of the assumed exercise of stock options and vesting of restricted share units (“RSUs”) or performance share units only in the periods in which such effect would have been dilutive. In periods prior to the conversion of our preferred stock, diluted EPS also reflected the effect of the assumed conversion of preferred stock, when dilutive, which included the issuance of common shares in the weighted average number of shares and excluded the above-mentioned preferred stock dividend adjustment to net earnings (loss) available to common stockholders.

Stock options and RSUs totaling 5 million for the three months ended March 31, 2025, were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive. For the three months ended March 31, 2024, all of our stock options and RSUs, which totaled 30 million, were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Also excluded from the calculation of diluted EPS for the three months ended March 31, 2024 was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended
	March 31,
(in millions)	2025	2024
Weighted average shares for basic EPS	672	654
Dilutive effect of shares issuable under stock-based compensation plans	6	—
Weighted average shares for diluted EPS	678	654

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net loss from continuing operations and net loss used in our calculations of diluted EPS for the three months ended March 31, 2024 included a reduction for the preferred stock dividends recorded during the period. The table below presents a reconciliation of net loss from continuing operations and net loss to the amounts used in the calculations of basic and diluted EPS.

Three Months
Ended
March 31, 2024
Amounts attributable to Paramount:
Net loss from continuing operations	$(563)
Preferred stock dividends	(14)
Net loss from continuing operations for basic and diluted EPS calculation	$(577)

Amounts attributable to Paramount:
Net loss	$(554)
Preferred stock dividends	(14)
Net loss for basic and diluted EPS calculation	$(568)
Accounting Pronouncements Not Yet Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing annual income tax disclosures. Under this guidance, certain enhancements to the effective tax rate reconciliation disclosure are required, including the disclosure of both percentages and amounts, specific categories, and additional information for reconciling items meeting a quantitative threshold defined by the guidance. Additionally, disclosures of income taxes paid and income tax expense must be disaggregated by federal, state and foreign taxes, with income taxes paid further disaggregated for individual jurisdictions that represent 5 percent or more of total income taxes paid. The guidance is effective for us for the year ended December 31, 2025, and may be applied either prospectively or retrospectively.
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at March 31, 2025 and December 31, 2024, grouped by type and predominant monetization strategy.

	At	At
	March 31, 2025	December 31, 2024
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$2,662	$3,168
Internally-produced television and film programming:
Released	7,149	6,847
In process and other	2,238	2,292

Individual Monetization:
Acquired libraries	301	308
Films:
Released	750	877
Completed, not yet released	48	42
In process and other	1,189	960
Internally-produced television programming:
Released	633	638
In process and other	94	195
Home entertainment	22	26
Total programming and other inventory	15,086	15,353
Less current portion	1,054	1,429
Total noncurrent programming and other inventory	$14,032	$13,924
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended
	March 31,
	2025	2024
Acquired program rights	$1,511	$1,782

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$369	$298
Film group monetization	$1,299	$1,060

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Programming Charges
During the first quarter of 2024, we recorded programming charges totaling $1.12 billion as a result of major changes to our content strategy. These changes, which were in connection with our shift to a global programming strategy, resulted in the removal of significant levels of content from our platforms, abandonment of development projects, and termination of programming agreements, particularly internationally, including locally-produced content and domestic titles that no longer aligned with our global strategy. The removal of this content from our platforms was a triggering event that required us to assess whether the affected programming assets were impaired. Our impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and we had no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. The programming charges were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs.
3) RESTRUCTURING AND TRANSACTION-RELATED ITEMS
During the three months ended March 31, 2025 and 2024, we recorded the following restructuring charges and transaction-related items.

	Three Months Ended
	March 31,
	2025	2024
Severance (a)	$—	$155
Exit costs	65	31
Restructuring charges	65	186
Transaction-related items	20	—
Restructuring and transaction-related items	$85	$186
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
During the three months ended March 31, 2025 and 2024, we recorded charges of $65 million and $31 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

During the three months ended March 31, 2024, we also recorded severance charges of $155 million associated with strategic changes in our global workforce.

At March 31, 2025 and December 31, 2024, our restructuring liability was $227 million and $349 million, respectively, and was recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets. During the three months ended March 31, 2025, we made payments for restructuring of $96 million. The majority of the restructuring liability at March 31, 2025, which principally relates to severance payments, is expected to be paid by the end of 2025.
Transaction-Related Items
During the three months ended March 31, 2025, we recorded legal, advisory, and other professional fees relating to the Transactions of $20 million.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. is the controlling stockholder of the Company. At March 31, 2025, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.4% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

On July 7, 2024, following their receipt of the final form of the Transaction Agreement and approval of the Transactions by our Board of Directors, but prior to the execution of the Transaction Agreement, NAI and its wholly owned subsidiaries, NAI Entertainment Holdings LLC and SPV-NAIEH LLC (the “NAI Company Stockholders”), representing approximately 77.4% of the voting power of the Company, executed and delivered a written consent (the “Written Consent”) approving and adopting the Transaction Agreement, which Written Consent became effective immediately following the execution of the Transaction Agreement by all of the parties thereto. Since the Written Consent represents approval by the holders of at least a majority of the outstanding shares of the Company with the right to vote on the adoption and approval of the Transaction Agreement, no additional approval is required from the Company’s stockholders for the Transactions. Concurrent with the execution of the Transaction Agreement, the NAI Company Stockholders also entered into a voting and support agreement with the Company and Skydance, pursuant to which the NAI Company Stockholders agreed to vote (or cause to be voted) their shares in the Company in favor of certain matters set forth therein relating to the Transactions.

Other Related Parties
In the ordinary course of business, we are involved in transactions with our equity method investees, primarily for the licensing of television and film programming. The following tables present the amounts recorded in our consolidated financial statements related to these transactions.

	Three Months Ended
	March 31,
	2025	2024
Revenues	$69	$58

Operating costs (a)	$24	$18
(a) Each period includes costs expensed as operating expenses and costs capitalized in programming assets.

	At	At
	March 31, 2025	December 31, 2024
Receivables, net	$190	$190

Other assets (Receivables, noncurrent)	$72	$82

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

	Three Months Ended
	March 31,
	2025	2024
Revenues by Type:
Advertising	$2,513	$3,096
Affiliate and subscription	3,397	3,357
Theatrical	148	153
Licensing and other	1,134	1,079
Total Revenues	$7,192	$7,685
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At March 31, 2025 and December 31, 2024, our allowance for credit losses was $121 million and $125 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $824 million and $1.03 billion at March 31, 2025 and December 31, 2024, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.8 billion and $0.9 billion at March 31, 2025 and December 31, 2024, respectively. We recognized revenues of $0.4 billion and $0.3 billion for the three months ended March 31, 2025 and 2024, respectively, that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At March 31, 2025, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $6 billion, of which $2 billion is expected to be recognized during the remainder of 2025, $2 billion in 2026, $1 billion in 2027, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of $0.2 billion and $0.1 billion for the three months ended March 31, 2025 and 2024, respectively, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period.
6) DEBT
Our debt consists of the following:

	At	At
	March 31, 2025	December 31, 2024
4.0% Senior Notes due 2026	$346	$346
3.70% Senior Notes due 2026	86	86
2.90% Senior Notes due 2027	582	582
3.375% Senior Notes due 2028	498	498
3.70% Senior Notes due 2028	497	496
4.20% Senior Notes due 2029	497	496
7.875% Senior Debentures due 2030	829	829
4.95% Senior Notes due 2031	1,233	1,232
4.20% Senior Notes due 2032	981	980
5.50% Senior Debentures due 2033	428	428
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,072	1,072
6.75% Senior Debentures due 2037	76	76
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	490	490
4.375% Senior Debentures due 2043	1,148	1,146
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,235	1,235
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	542	542
4.60% Senior Notes due 2045	591	591
4.95% Senior Notes due 2050	950	950
6.25% Junior Subordinated Debentures due 2057	644	644
6.375% Junior Subordinated Debentures due 2062	989	989
Total debt (a)	14,507	14,501
Less current portion	346	—
Total long-term debt, net of current portion	$14,161	$14,501
(a) At March 31, 2025 and December 31, 2024, the senior and junior debt balances included (i) a net unamortized discount of $396 million and $401 million, respectively, and (ii) unamortized deferred financing costs of $73 million and $74 million, respectively. The face value of our total debt was $14.98 billion at both March 31, 2025 and December 31, 2024.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Commercial Paper
At both March 31, 2025 and December 31, 2024, we had no outstanding commercial paper borrowings.

Credit Facility
At March 31, 2025, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At March 31, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.5x for the quarter ended March 31, 2025 and will decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. The maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio is $1.50 billion. We met the covenant as of March 31, 2025.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. On August 1, 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Note 13), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. In addition, the amendments increase the amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio to $3.0 billion. These amendments will only become operative upon closing of the Transactions (see Note 1).

Other Bank Borrowings
At both March 31, 2025 and December 31, 2024, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At March 31, 2025 and December 31, 2024, the carrying value of our outstanding notes and debentures was $14.51 billion and $14.50 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $13.5 billion and $13.3 billion, respectively.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Investments
Our investments without a readily determinable fair value for which we have no significant influence had a carrying value of $87 million and $86 million at March 31, 2025 and December 31, 2024, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

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

At March 31, 2025 and December 31, 2024, the notional amount of all foreign exchange contracts was $3.23 billion and $2.75 billion, respectively. At March 31, 2025, $2.83 billion related to future production costs and $402 million related to our foreign currency assets and liabilities. At December 31, 2024, $2.39 billion related to future production costs and $358 million related to our foreign currency assets and liabilities.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended
	March 31,
	2025	2024	Financial Statement Account
Non-designated foreign exchange contracts	$(9)	$9	Other items, net

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	March 31, 2025	December 31, 2024
Assets:
Foreign currency hedges	$41	$45
Total Assets	$41	$45
Liabilities:
Deferred compensation	$315	$385
Foreign currency hedges	41	48
Total Liabilities	$356	$433
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	March 31, 2025	December 31, 2024
Total assets	$1,860	$1,825

Total liabilities	$209	$198

	Three Months Ended
	March 31,
	2025	2024
Revenues	$125	$137

Operating loss	$(47)	$(34)
9) STOCKHOLDERS’ EQUITY
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

Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock for the three months ended March 31, 2025 and 2024, and our Mandatory Convertible Preferred Stock for the three months ended March 31, 2024.

	Three Months Ended
	March 31,
	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05

Total common stock dividends	$35	$35
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	n/a	$1.4375

Total preferred stock dividends	n/a	$14
n/a - not applicable

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2024	$(657)	$(947)		$(1,604)
Other comprehensive income before reclassifications	73	—		73
Reclassifications to net earnings	—	10	(a)	10
Other comprehensive income	73	10		83
At March 31, 2025	$(584)	$(937)		$(1,521)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2023	$(504)	$(1,052)		$(1,556)
Other comprehensive loss before reclassifications	(68)	—		(68)
Reclassifications to net loss	—	9	(a)	9
Other comprehensive income (loss)	(68)	9		(59)
At March 31, 2024	$(572)	$(1,043)		$(1,615)
(a) Reflects amortization of net actuarial losses (see Note 11).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $3 million for each of the three-month periods ended March 31, 2025 and 2024.
10) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2025, we recorded a provision for income taxes of $100 million, reflecting an effective income tax rate of 29.9%. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate resulted in an increase in our effective income tax rate of 2.0 percentage points.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Impact from Items Affecting Comparability
	Three Months Ended March 31, 2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Restructuring charges (Note 3)	$(65)	$16
Transaction-related items (Note 3)	$(20)	$—
Gain from dispositions	$35	$(2)
Net discrete tax provision	n/a	$(7)
n/a - not applicable
For the three months ended March 31, 2024, we recorded a benefit from income taxes of $172 million, reflecting an effective income tax rate of 27.1%. Included in the benefit from income taxes are the following items identified as affecting the comparability of our results, which in aggregate resulted in an increase in our effective income tax rate of 5.0 percentage points.

	Impact from Items Affecting Comparability
	Three Months Ended March 31, 2024
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 2)	$(1,118)	$275
Restructuring charges (Note 3)	$(186)	$46
Loss from investment	$(4)	$1
Net discrete tax provision	n/a	$(1)
n/a - not applicable
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans, which are included within “Other items, net” on the Consolidated Statements of Operations.

	Pension Benefits		Postretirement Benefits
Three Months Ended March 31,	2025	2024	2025	2024
Components of net periodic cost (a):
Interest cost	$50	$49	$2	$2
Expected return on plan assets	(32)	(34)	—	—
Amortization of actuarial loss (gain) (b)	18	20	(4)	(4)
Net periodic cost	$36	$35	$(2)	$(2)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment. We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, transaction-related items, programming charges, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. Programming charges consist only of charges related to major strategic changes (see Note 2), and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. We do not disclose our assets by segment because they are not regularly provided to the chief operating decision maker (CODM) and are not used to evaluate our operating performance or in determining the allocation of resources.

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Advertising	$2,038	$2,582
Affiliate and subscription	1,826	1,998
Licensing and other	674	651
TV Media	4,538	5,231
Advertising	473	520
Subscription	1,571	1,359
Direct-to-Consumer	2,044	1,879
Advertising	3	1
Theatrical	148	153
Licensing and other	476	451
Filmed Entertainment	627	605
Eliminations	(17)	(30)
Total Revenues	$7,192	$7,685
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

	Three Months Ended
	March 31,
	2025	2024
Intercompany Revenues:
TV Media	$11	$13
Filmed Entertainment	6	17
Total Intercompany Revenues	$17	$30

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
TV Media
Revenues	$4,538	$5,231

Content costs	2,343	2,494
Advertising and marketing	153	169
Other (a)	1,120	1,123
Total segment expenses	3,616	3,786

TV Media Adjusted OIBDA	922	1,445
Direct-to-Consumer
Revenues	2,044	1,879

Content costs	1,215	1,220
Advertising and marketing	341	347
Other (b)	597	598
Total segment expenses	2,153	2,165

Direct-to-Consumer Adjusted OIBDA	(109)	(286)
Filmed Entertainment
Revenues	627	605

Content costs	321	289
Advertising and marketing	116	135
Other (c)	170	184
Total segment expenses	607	608

Filmed Entertainment Adjusted OIBDA	20	(3)
Corporate/Eliminations	(101)	(124)
Stock-based compensation (d)	(44)	(45)
Depreciation and amortization	(88)	(100)
Programming charges	—	(1,118)
Restructuring and transaction-related items (d)	(85)	(186)
Gain on dispositions	35	—
Operating income (loss)	550	(417)
Interest expense	(217)	(221)
Interest income	38	45
Loss from investment	—	(4)
Other items, net	(37)	(38)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	334	(635)
(Provision for) benefit from income taxes	(100)	172
Equity in loss of investee companies, net of tax	(73)	(90)
Net earnings (loss) from continuing operations	161	(553)
Net earnings from discontinued operations, net of tax	—	9
Net earnings (loss) (Paramount and noncontrolling interests)	161	(544)
Net earnings attributable to noncontrolling interests	(9)	(10)
Net earnings (loss) attributable to Paramount	$152	$(554)
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
(d) For the three months ended March 31, 2024, stock-based compensation expense of $2 million is included in “Restructuring and transaction-related items.”
13) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2025, we had outstanding letters of credit and surety bonds of $1.97 billion that were not recorded on the Consolidated Balance Sheet, including $1.75 billion issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit decreases throughout 2025 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 6).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at March 31, 2025, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

Other
In the course of our business, we both provide and receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. We record a liability for our indemnification obligations and other contingent liabilities when probable and reasonably estimable.

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

Further, on April 30, 2024, a purported holder of Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order that returned the 220 Action to the magistrate judge for further proceedings on the scope of production. On March 24, 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, and on April 30, 2025, the Delaware Supreme Court accepted the interlocutory appeal. Certain other purported holders of Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records. We have also received demand letters from purported holders of Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

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

On December 30, 2024, a purported holder of Class B Common Stock and Class A Common Stock filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court against us to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
the documents produced to such purported stockholder thus far pursuant to its Section 220 demand are insufficient to determine whether our officers, Board of Directors, Special Committee, NAI or Skydance breached their fiduciary duties (or aided and abetted such breaches). The complaint seeks an order requiring us to produce the documents identified in the Section 220 demand, among other relief. The magistrate judge held a trial on April 1, 2025 and denied the stockholder’s request for the inspection of additional books and records.

On February 4, 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board Of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, which alleges breaches of fiduciary duties for their alleged failure to sufficiently consider an alternate offer that the plaintiffs claim is superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevents the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period begins. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount were not named as defendants in the original complaint. The NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the Court has reached a final resolution on the plaintiffs’ claims and an order compelling the Special Committee to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Class A Common Stock for $23.00 per share and Class B Common Stock for $19.00 per share. The Project Rise Partners offer was made after the go-shop period in the Transaction Agreement had ended. The complaint does not seek compensatory damages at this time. The plaintiffs filed a motion for expedited proceedings along with their complaint. On February 18, 2025, the plaintiffs moved to join Paramount and Skydance (and various other entities named in the Transaction Agreement) as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considers the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. The same day, Project Rise Partners moved the Court to grant it leave to file an affidavit under seal. The parties reached agreement to withdraw plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties.

On April 8, 2025, purported holders of Class B Common Stock filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court against us to maintain standing to enforce their statutory inspection rights and seek an order that Paramount produce all the books and records identified in their Section 220 demands to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholders thus far pursuant to their Section 220 demands are insufficient. The complaint seeks an order requiring us to produce the documents identified in their Section 220 demands, among other relief. On April 21, 2025, the Court approved a stipulation by the parties to stay all proceedings in the action in an effort to resolve the dispute.

Litigation Related to Distribution Agreements
In October 2024, Sony Pictures Television Inc., along with Jeopardy Productions, Inc. and Califon Productions, Inc. (collectively, “Sony”), filed a civil complaint for damages against CBS Studios Inc. in the Superior Court of the State of California, for Los Angeles County, asserting a breach of contract claim against us relating to our exclusive right to distribute Wheel of Fortune and Jeopardy! (the “Distribution Agreements”). In December 2024, we filed a cross-complaint against Sony seeking, among other things, a declaration that the Distribution

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Agreements remain in full force and effect. On February 3, 2025, Sony purported to assume our distribution functions, and on February 4, 2025, we filed an ex parte application, seeking a temporary restraining order preventing Sony from assuming these distribution functions, which the superior court granted on February 5, 2025. On April 10, 2025, the superior court declined to issue a preliminary injunction preventing Sony from assuming these distribution functions for the duration of the litigation. On April 11, 2025, we appealed the superior court’s ruling and requested a stay of the order denying the preliminary injunction, which was granted on April 16, 2025. Further proceedings are scheduled in the appeals court and the trial court.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2025, we had pending approximately 17,720 asbestos claims, as compared with approximately 18,310 as of December 31, 2024. During the first quarter of 2025, we received approximately 820 new claims and closed or moved to an inactive docket approximately 1,410 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 and 2023 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
14) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Three Months Ended
	March 31,
	2025	2024
Cash paid for interest	$264	$229

Cash paid for income taxes	$27	$27

Noncash additions to operating lease assets	$40	$45
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $9 million and $6 million for the three months ended March 31, 2025 and 2024, respectively.
Dispositions
During the first quarter of 2025, we recorded gains totaling $35 million, principally associated with the disposition of a noncore business.

Discontinued Operations
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
(Tabular dollars in millions, except per share amounts)
Management’s discussion and analysis of the results of operations and financial condition of Paramount Global should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2024. References in this document to “Paramount,” the “Company,” “we,” “us” and “our” refer to Paramount Global.

Skydance Transactions—On July 7, 2024, Paramount entered into a transaction agreement (the “Transaction Agreement”) with Skydance Media, LLC (“Skydance”) and other parties pursuant to which Paramount and Skydance will become subsidiaries of a new holding company, currently referred to as New Paramount (the transactions contemplated by the Transaction Agreement, the “Transactions”). Immediately following the completion of the Transactions, New Paramount will be renamed Paramount Skydance Corporation.

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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three months ended March 31, 2025, including a comparison to the three months ended March 31, 2024.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three months ended March 31, 2025, including a comparison to the three months ended March 31, 2024.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the three months ended March 31, 2025 and 2024; and of our outstanding debt as of March 31, 2025.
•Legal Matters—Discussion of legal matters to which we are involved.

Overview
Operational Highlights - Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024

Consolidated Results of Operations			Increase/(Decrease)
Three Months Ended March 31,	2025	2024	$	%
GAAP:
Revenues	$7,192	$7,685	$(493)	(6)%
Operating income (loss)	$550	$(417)	$967	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$152	$(563)	$715	n/m
Diluted EPS from continuing operations	$.22	$(.88)	$1.10	n/m

Non-GAAP: (a)
Adjusted OIBDA	$688	$987	$(299)	(30)%
Adjusted net earnings from continuing operations attributable to Paramount	$195	$424	$(229)	(54)%
Adjusted diluted EPS from continuing operations	$.29	$.62	$(.33)	(53)%
n/m - not meaningful
(a) See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). These non-GAAP measures exclude certain items identified as affecting comparability that are not part of our normal operations.
Revenues decreased 6% to $7.19 billion, principally reflecting a decrease of 8% from the comparison against CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025. This impact was partially offset by growth in licensing and affiliate and subscription revenues. The increase in affiliate and subscription revenues reflects growth in subscription fees for our streaming services, partially offset by declines in linear affiliate fees.

We reported operating income of $550 million for the three months ended March 31, 2025 compared with an operating loss of $417 million for the comparable prior-year period. Operating income in 2025 includes restructuring charges and transaction-related items totaling $85 million and gains on dispositions totaling $35 million, while 2024 includes programming charges of $1.12 billion and restructuring charges of $186 million. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these items, decreased 30%, driven by lower profits from our linear networks, including the comparison to the Super

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Bowl broadcast in 2024, partially offset by improved results for our streaming services. See Reconciliation of Non-GAAP Measures.

For the three months ended March 31, 2025, we reported net earnings from continuing operations attributable to Paramount of $152 million, or $.22 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $563 million, or $.88 per diluted share, for the same prior-year period. The comparison was impacted by the items noted above, which have been excluded in adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which decreased $229 million, or $.33 per diluted share, primarily reflecting the lower tax-effected Adjusted OIBDA. See Reconciliation of Non-GAAP Measures.
We are exposed to political risks inherent in conducting a global business such as retaliatory actions by governments reacting to changes in the U.S. and other countries, including in connection with the imposition of tariffs and other changes in trade policies. Growing macroeconomic uncertainty relating to the imposition of tariffs and other changes in trade policies may negatively affect our results, in particular from potential impacts on the advertising market.
Reconciliation of Non-GAAP Measures
Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate, which are measures of performance not calculated in accordance with U.S. GAAP (together, the “adjusted measures”), exclude certain items identified as affecting comparability that are not part of our normal operations, including restructuring charges, transaction-related items, programming charges, gain on dispositions, loss from investment, and discrete tax items, each where applicable. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within “Operating expenses” on the Consolidated Statements of Operations, and are not excluded in our adjusted measures.

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

	Three Months Ended
	March 31,
	2025	2024
Operating income (loss) (GAAP)	$550	$(417)
Depreciation and amortization	88	100
Programming charges (a)	—	1,118
Restructuring charges (a)	65	186
Transaction-related items (a)	20	—
Gain on dispositions (a)	(35)	—
Adjusted OIBDA (Non-GAAP)	$688	$987
(a) See notes on the following tables for additional information on items affecting comparability.

	Three Months Ended March 31, 2025
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes		Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$334	$(100)	(d)	$152	$.22
Items affecting comparability:
Restructuring charges (a)	65	(16)		49	.08
Transaction-related items (b)	20	—		20	.03
Gain on dispositions (c)	(35)	2		(33)	(.05)
Discrete tax items	—	7		7	.01
Adjusted (Non-GAAP)	$384	$(107)	(d)	$195	$.29
(a) Primarily reflects charges for the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(b) Reflects legal, advisory, and other professional fees relating to the Transactions.
(c) Principally reflects a gain associated with the disposition of a noncore business.
(d) The reported effective income tax rate for the three months ended March 31, 2025 was 29.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $107 million divided by adjusted earnings from continuing operations before income taxes of $384 million, was 27.9%. These adjusted measures exclude the items affecting comparability detailed above.

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
(b) Consists of severance costs associated with strategic changes in our global workforce and the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(c) The reported effective income tax rate for the three months ended March 31, 2024 was 27.1% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $149 million divided by adjusted earnings from continuing operations before income taxes of $673 million, was 22.1%. These adjusted measures exclude the items affecting comparability detailed above.
(d) For the three months ended March 31, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 654 million and in the calculation of adjusted diluted EPS from continuing operations is 657 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three Months Ended March 31, 2025 versus Three Months Ended March 31, 2024
Revenues

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2025		2024		$	%
Advertising	$2,513	35%	$3,096	40%	$(583)	(19)%
Affiliate and subscription	3,397	47	3,357	44	40	1
Theatrical	148	2	153	2	(5)	(3)
Licensing and other	1,134	16	1,079	14	55	5
Total Revenues	$7,192	100%	$7,685	100%	$(493)	(6)%
Advertising
The advertising revenue comparison reflects a decrease of 19% from the benefit to the first quarter of 2024 from the broadcast of Super Bowl LVIII on CBS and Paramount+. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

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

Affiliate and subscription revenues grew 1%, reflecting an increase of 6% from higher streaming subscription fees, driven by subscriber growth for Paramount+, partially offset by a decrease of 5% from lower linear affiliate fees. Paramount+ subscribers grew to 79.0 million at March 31, 2025 from 71.2 million at March 31, 2024.

Theatrical
Theatrical revenues decreased 3%. The first quarter of 2025 benefited from the continued success of the fourth quarter 2024 releases of Sonic the Hedgehog 3 and Gladiator II and the late first quarter 2025 release of Novocaine, while the first quarter of 2024 benefited from the releases of Bob Marley: One Love, Mean Girls and Miramax’s The Beekeeper.

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

Licensing and other revenues increased 5%, driven by higher revenues from the success of recent theatrical releases in the home entertainment market.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Operating Expenses

	Three Months Ended March 31,
		% of Operating		% of Operating	Increase/(Decrease)
Operating Expenses by Type	2025	Expenses	2024	Expenses	$	%
Content costs	$3,861	78%	$3,980	79%	$(119)	(3)%
Distribution and other	1,100	22	1,056	21	44	4
Total Operating Expenses	$4,961	100%	$5,036	100%	$(75)	(1)%
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

Content costs decreased 3%, including a 9% impact from the comparison to costs associated with the Super Bowl in 2024. This decrease was partially offset by higher costs in 2025 for other content on our streaming services and networks, and associated with recent theatrical releases.

Distribution and Other
Distribution and other operating expenses primarily include costs relating to the distribution of our content, including marketing for theatrical releases; revenue-sharing costs, including for third-party distribution and to television stations affiliated with the CBS Television Network; compensation; and other costs associated with our operations.

Distribution and other operating expenses increased 4%, driven by higher revenue sharing costs for our streaming services, mainly for third-party distribution, which were driven by higher subscription revenues.

Programming Charges
During the first quarter of 2024, we recorded programming charges totaling $1.12 billion as a result of major changes to our content strategy. These changes, which were in connection with our shift to a global programming strategy, resulted in the removal of significant levels of content from our platforms, abandonment of development projects, and termination of programming agreements, particularly internationally, including locally-produced content and domestic titles that no longer aligned with our global strategy. The removal of this content from our platforms was a triggering event that required us to assess whether the affected programming assets were impaired. Our impairment review compared the current carrying value of each title with its fair value, which considered (1) that the titles were no longer being utilized on our platforms and we had no intention to use the titles on our platforms in the future and (2) the estimated future cash flows associated with any anticipated licensing of the titles to third parties, which was minimal. The programming charges were comprised of $909 million for the impairment of content to its estimated fair value, as well as $209 million for development cost write-offs and contract termination costs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Selling, General and Administrative Expenses

	Three Months Ended March 31,
			Increase/(Decrease)
	2025	2024	$	%
Selling, general and administrative expenses	$1,543	$1,662	$(119)	(7)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation and technology. SG&A expenses decreased 7%, principally reflecting lower compensation costs following the restructuring of our global workforce in 2024, as well as lower marketing costs.

Depreciation and Amortization

	Three Months Ended March 31,
			Increase/(Decrease)
	2025	2024	$	%
Depreciation and amortization	$88	$100	$(12)	(12)%
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. The 12% decrease is primarily due to technology assets that became fully depreciated and intangible assets that became fully amortized.
Restructuring and Transaction-Related Items
During the three months ended March 31, 2025 and 2024, we recorded the following restructuring charges and transaction-related items.

	Three Months Ended
	March 31,
	2025	2024
Severance (a)	$—	$155
Exit costs	65	31
Restructuring charges	65	186
Transaction-related items	20	—
Restructuring and transaction-related items	$85	$186
(a) Severance costs include the accelerated vesting of stock-based compensation.
During the three months ended March 31, 2025 and 2024, we recorded charges of $65 million and $31 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. During the three months ended March 31, 2024, we also recorded severance charges of $155 million associated with strategic changes in our global workforce.

Additionally, during the three months ended March 31, 2025, we recorded legal, advisory, and other professional fees relating to the Transactions of $20 million.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Gain on Dispositions
During the first quarter of 2025, we recorded gains totaling $35 million, principally associated with the disposition of a noncore business.

Interest Expense/Income

	Three Months Ended March 31,
			Increase/(Decrease)
	2025	2024	$	%
Interest expense	$217	$221	$(4)	(2)%
Interest income	$38	$45	$(7)	(16)%
The following table presents our outstanding debt balances and the weighted average interest rates as of March 31, 2025 and 2024.

	At March 31,
		Weighted Average		Weighted Average
	2025	Interest Rate	2024	Interest Rate
Total notes and debentures	$14,507	5.17%	$14,607	5.17%
Loss from Investment
During the first quarter of 2024, we recorded a loss of $4 million associated with the sale of an investment.

Other Items, Net
The following table presents the components of “Other items, net.”

	Three Months Ended March 31,
	2025	2024
Pension and postretirement benefit costs	$(34)	$(34)
Foreign exchange loss	(3)	(4)
Other items, net	$(37)	$(38)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three months ended March 31, 2025, we recorded a provision for income taxes of $100 million, reflecting an effective income tax rate of 29.9%. The tax provision included a tax benefit of $16 million on pretax restructuring charges of $65 million. Our adjusted effective income tax rate, which excludes the impact from restructuring charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 27.9%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
For the three months ended March 31, 2024, we recorded a benefit from income taxes of $172 million, reflecting an effective income tax rate of 27.1%. The tax benefit primarily resulted from a tax benefit of $275 million on pretax programming charges of $1.12 billion. Our adjusted effective income tax rate, which excludes the impacts from programming charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, was 22.1%.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended March 31,
			Increase/(Decrease)
	2025	2024	$	%
Equity in loss of investee companies	$(74)	$(91)	$17	19%
Tax benefit	1	1	—	—
Equity in loss of investee companies, net of tax	$(73)	$(90)	$17	19%
Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended March 31,
			Increase/(Decrease)
	2025	2024	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$152	$(563)	$715	n/m
Diluted EPS from continuing operations	$.22	$(.88)	$1.10	n/m
n/m - not meaningful
For the three months ended March 31, 2025, we reported net earnings from continuing operations attributable to Paramount of $152 million, or $.22 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $563 million, or $.88 per diluted share, for the same prior-year period. The comparison was primarily impacted by programming charges of $1.12 billion ($843 million, net of tax) in 2024.
Net Earnings from Discontinued Operations
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
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Segment Results of Operations
We are a global media, streaming and entertainment company that creates premium content and experiences for audiences worldwide, and are comprised of the following segments:
•TV Media—Our TV Media segment consists of our (1) broadcast operations—the CBS Television Network, our domestic broadcast television network; CBS Stations, our owned television stations; and our international free-to-air networks, Network 10, Channel 5, Telefe, and Chilevisión; (2) domestic premium and basic cable networks, including Paramount+ with Showtime, MTV, Comedy Central, Paramount Network, The Smithsonian Channel, Nickelodeon, BET Media Group, CBS Sports Network, and international extensions of certain of these brands; and (3) domestic and international television studio operations, including CBS Studios and Showtime/MTV Entertainment Studios, as well as CBS Media Ventures, which produces and distributes first-run syndicated programming. TV Media also includes a number of digital properties such as CBS News Streaming for 24 hour news and CBS Sports HQ for sports news and analysis.

•Direct-to-Consumer—Our Direct-to-Consumer segment includes our portfolio of domestic and international pay and free streaming services, including Paramount+, Pluto TV, and BET+.

•Filmed Entertainment—Our Filmed Entertainment segment consists of Paramount Pictures, Paramount Players, Paramount Animation, Nickelodeon Studio, Awesomeness, and Miramax.

The tables below set forth our financial information by reportable segment. We present operating income excluding depreciation and amortization, stock-based compensation, restructuring charges, transaction-related items, programming charges, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income, the most directly comparable financial measure in accordance with U.S. GAAP.
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2025		2024		$	%
Revenues:
TV Media	$4,538	63%	$5,231	68%	$(693)	(13)%
Direct-to-Consumer	2,044	28	1,879	24	165	9
Filmed Entertainment	627	9	605	8	22	4
Eliminations	(17)	—	(30)	—	13	43
Total Revenues	$7,192	100%	$7,685	100%	$(493)	(6)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended March 31,
			Increase/(Decrease)
	2025	2024	$	%
Adjusted OIBDA:
TV Media	$922	$1,445	$(523)	(36)%
Direct-to-Consumer	(109)	(286)	177	62
Filmed Entertainment	20	(3)	23	n/m
Corporate/Eliminations (a)	(101)	(124)	23	19
Stock-based compensation (b)	(44)	(45)	1	2
Total Adjusted OIBDA	688	987	(299)	(30)
Depreciation and amortization	(88)	(100)	12	12
Programming charges	—	(1,118)	1,118	n/m
Restructuring and transaction-related items (b)	(85)	(186)	101	54
Gain on dispositions	35	—	35	n/m
Total Operating Income (Loss)	$550	$(417)	$967	n/m
n/m - not meaningful
(a) Primarily reflects lower compensation costs following the restructuring of our global workforce in 2024.
(b) For the three months ended March 31, 2024, stock-based compensation expense of $2 million is included in “Restructuring and transaction-related items.”
TV Media
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
			Increase/(Decrease)
TV Media	2025	2024	$	%
Advertising	$2,038	$2,582	$(544)	(21)%
Affiliate and subscription	1,826	1,998	(172)	(9)
Licensing and other	674	651	23	4
Revenues	4,538	5,231	(693)	(13)

Content costs	2,343	2,494	(151)	(6)
Advertising and marketing	153	169	(16)	(9)
Other (a)	1,120	1,123	(3)	—
Expenses	3,616	3,786	(170)	(4)

Adjusted OIBDA	$922	$1,445	$(523)	(36)%
(a) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Revenues decreased 13%, driven by a decrease of 10% from the comparison against CBS’s broadcast of the Super Bowl in the first quarter of 2024.

Advertising
The advertising revenue comparison reflects a decrease of 21% from the benefit to the first quarter of 2024 from the broadcast of Super Bowl LVIII on CBS. We have the rights to broadcast the Super Bowl on a rotational basis

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
with other networks, and therefore did not have a comparable broadcast in 2025. Domestic advertising revenues decreased 23% to $1.80 billion, and international advertising revenues decreased 1% to $240 million.

Affiliate and Subscription
Affiliate and subscription revenues decreased 9%, principally reflecting decreases of 7% from linear subscriber declines and 1% from contractual pricing, which was impacted by recent renewals.

Licensing and Other
Licensing and other revenues increased 4%.

Expenses
Content Costs
The 6% decrease in content costs primarily reflects a decrease of 10% from the comparison against costs associated with CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024, partially offset by higher costs for other content exhibited on our networks. Content costs in the first quarter of 2024 were impacted by the delay of CBS’s broadcast season to February 2024.

Advertising and Marketing
Advertising and marketing expenses decreased 9%, primarily driven by the comparison against marketing costs incurred in the first quarter of 2024 associated with CBS’s broadcast of the Super Bowl.

Other
Other expenses were essentially flat compared with the first quarter of 2024.

Adjusted OIBDA
Adjusted OIBDA decreased 36%, primarily reflecting the comparison against the broadcast of the Super Bowl in the first quarter of 2024, as well as the decline in affiliate revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
			Increase/(Decrease)
Direct-to-Consumer	2025	2024	$	%
Advertising	$473	$520	$(47)	(9)%
Subscription	1,571	1,359	212	16
Revenues	2,044	1,879	165	9

Content costs	1,215	1,220	(5)	—
Advertising and marketing	341	347	(6)	(2)
Other (a)	597	598	(1)	—
Expenses	2,153	2,165	(12)	(1)

Adjusted OIBDA	$(109)	$(286)	$177	62%

(a) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.

	Three Months Ended March 31,
(in millions)	2025	2024	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	79.0	71.2	7.8	11%

Revenues	$1,686	$1,459	$227	16%
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
Revenues
Revenues increased 9%, driven primarily by growth at Paramount+.

Advertising
The 9% decrease in advertising revenues principally reflects a decrease of 8% from the comparison against revenues from Super Bowl LVIII in the first quarter of 2024.

Subscription
The 16% increase in subscription revenues was driven by growth in Paramount+ subscribers as well as pricing increases. Paramount+ subscribers increased 7.8 million, or 11%, compared with March 31, 2024, reflecting growth in both domestic and international subscribers.

During the quarter, global Paramount+ subscribers increased 1.5 million, or 2%, to 79.0 million, compared with 77.5 million at December 31, 2024. The growth was driven by the continued success of Landman, the season premieres of 1923 and Yellowjackets, and the NFL playoffs.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Expenses
Content Costs
Content costs decreased slightly, principally reflecting a decrease of 9% from the comparison against costs associated with CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024, offset by higher costs associated with original programming.

Advertising and Marketing
Advertising and marketing expenses decreased 2%.

Other
Other expenses were essentially flat compared with the first quarter of 2024.

Adjusted OIBDA
Adjusted OIBDA improved by $177 million, reflecting the higher revenues.
Filmed Entertainment
Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
			Increase/(Decrease)
Filmed Entertainment	2025	2024	$	%
Advertising (a)	$3	$1	$2	200%
Theatrical	148	153	(5)	(3)
Licensing and other	476	451	25	6
Revenues	627	605	22	4

Content costs	321	289	32	11
Advertising and marketing	116	135	(19)	(14)
Other (b)	170	184	(14)	(8)
Expenses	607	608	(1)	—

Adjusted OIBDA	$20	$(3)	$23	n/m
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
Revenues
Revenues increased 4%, primarily driven by the increase in licensing revenues.

Theatrical
Theatrical revenues decreased 3%. The first quarter of 2025 benefited from the continued success of the fourth quarter 2024 releases of Sonic the Hedgehog 3 and Gladiator II and the late first quarter 2025 release of

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Novocaine, while the first quarter of 2024 benefited from the releases of Bob Marley: One Love, Mean Girls and Miramax’s The Beekeeper.

Licensing and Other
Licensing and other revenues increased 6%, driven by higher revenues from the licensing of recent theatrical releases in the home entertainment market, including Gladiator II and Sonic the Hedgehog 3, partially offset by lower revenues from the licensing of library titles.

Expenses
Content Costs
The 11% increase in content costs primarily reflects higher costs associated with the higher revenues and mix of titles.

Advertising and Marketing
Advertising and marketing expenses decreased 14%, reflecting the mix of films in theaters in each period.
Other
Other expenses decreased 8%, primarily reflecting lower costs associated with the distribution of library titles.

Adjusted OIBDA
Adjusted OIBDA improved by $23 million, driven by the success of Sonic the Hedgehog 3.
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

Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $2.52 billion as of March 31, 2025. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $2.67 billion as of March 31, 2025,

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
and our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

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
Cash Flows
The changes in cash and cash equivalents were as follows:

	Three Months Ended March 31,
	2025	2024	Increase/(Decrease)
Net cash flow provided by operating activities	$180	$260	$(80)
Net cash flow used for investing activities	(69)	(128)	59
Net cash flow used for financing activities	(139)	(187)	48
Effect of exchange rate changes on cash and cash equivalents	40	(21)	61
Net increase (decrease) in cash and cash equivalents	$12	$(76)	$88
Operating Activities
For the three months ended March 31, 2025, net cash flow provided by operating activities includes payments of $111 million to fund the Company’s qualified pension plans. Additionally, net cash flow provided by operating activities includes payments of $108 million and $46 million for the three months ended March 31, 2025 and 2024, respectively, associated with restructuring, transaction-related costs and transformation initiatives, net of insurance recoveries received related to litigation associated with the 2019 merger of Viacom Inc. and CBS Corporation. Our transformation initiatives are related to advancing our technology, including the unification and evolution of systems and platforms, and migration to the cloud.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Three Months Ended March 31,
	2025	2024
Investments	$(73)	$(88)
Capital expenditures (a)	(57)	(51)
Proceeds from dispositions (b)	61	11
Net cash flow used for investing activities	$(69)	$(128)
(a) 2024 includes payments associated with the implementation of our transformation initiatives of $3 million.
(b) 2025 primarily reflects proceeds received from the disposition of a noncore business, and both periods include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW.

Financing Activities

	Three Months Ended March 31,
	2025	2024
Dividends paid on preferred stock	$—	$(14)
Dividends paid on common stock	(36)	(35)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(26)	(17)
Payments to noncontrolling interests	(77)	(94)
Other financing activities	—	(27)
Net cash flow used for financing activities	$(139)	$(187)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock for the three months ended March 31, 2025 and 2024, and our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) for the three months ended March 31, 2024. On April 1, 2024, each outstanding share of our Mandatory Convertible Preferred Stock automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

	Three Months Ended
	March 31,
	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05

Total common stock dividends	$35	$35
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	n/a	$1.4375

Total preferred stock dividends	n/a	$14
n/a - not applicable

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	March 31, 2025	December 31, 2024
Senior debt	$12,874	$12,868
Junior debt	1,633	1,633
Total debt (a)	14,507	14,501
Less current portion	346	—
Total long-term debt, net of current portion	$14,161	$14,501
(a) At March 31, 2025 and December 31, 2024, the senior and junior debt balances included (i) a net unamortized discount of $396 million and $401 million, respectively, and (ii) unamortized deferred financing costs of $73 million and $74 million, respectively. The face value of our total debt was $14.98 billion at both March 31, 2025 and December 31, 2024.

Senior Debt
At March 31, 2025, our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.

Junior Debt
At March 31, 2025, our junior debt was comprised of $644 million 6.25% junior subordinated debentures due 2057 and $989 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

Commercial Paper
At both March 31, 2025 and December 31, 2024, we had no outstanding commercial paper borrowings.

Credit Facility
At March 31, 2025, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At March 31, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.5x for the quarter ended March 31, 2025 and will decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. The

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness in the calculation of the Leverage Ratio is $1.50 billion. We met the covenant as of March 31, 2025.

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

Other Bank Borrowings
At both March 31, 2025 and December 31, 2024, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.
Guarantees
Letters of Credit and Surety Bonds
At March 31, 2025, we had outstanding letters of credit and surety bonds of $1.97 billion that were not recorded on the Consolidated Balance Sheet, including $1.75 billion issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit decreases throughout 2025 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Capital Structure — Credit Facility).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at March 31, 2025, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

Other
In the course of our business, we both provide and receive indemnities that are intended to allocate certain risks associated with business transactions. Similarly, we may remain contingently liable for various obligations of a business that has been divested in the event that a third party does not live up to its obligations under an indemnification obligation. We record a liability for our indemnification obligations and other contingent liabilities when probable and reasonably estimable.

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

Further, on April 30, 2024, a purported holder of Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order that returned the 220 Action to the magistrate judge for further proceedings on the scope of production. On March 24, 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, and on April 30, 2025, the Delaware Supreme Court accepted the interlocutory appeal. Certain other purported holders of Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records. We have also received demand letters from purported holders of Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

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

On December 30, 2024, a purported holder of Class B Common Stock and Class A Common Stock filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court against us to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholder thus far pursuant to its Section 220 demand are insufficient to determine whether our officers, Board of Directors, Special Committee, NAI or Skydance breached their fiduciary duties (or aided and abetted such breaches). The complaint seeks an order requiring us to produce the documents identified in the Section 220 demand, among other relief. The magistrate judge held a trial on April 1, 2025 and denied the stockholder’s request for the inspection of additional books and records.

On February 4, 2025, New York City Employees’ Retirement System, the New York City Fire Department Pension Fund, the New York City Police Pension Fund, the New York City Board Of Education Retirement System, and the Teachers’ Retirement System of the City of New York, purported holders of Class B Common Stock and Class A Common Stock, filed a putative class action lawsuit in the Court against Barbara M. Byrne, Linda M. Griego, Judith A. McHale and Susan Schuman, which alleges breaches of fiduciary duties for their alleged failure to sufficiently consider an alternate offer that the plaintiffs claim is superior to the Transactions (the “NYCERS Action”). The plaintiffs argue that the no-shop provision in the Transaction Agreement should be declared invalid and unenforceable because it prevents the parties from engaging in further deal discussions and negotiations with companies other than Skydance, including, specifically, Project Rise Partners, after the no-shop period begins. The plaintiffs further assert that the Court has the power to invalidate this provision because Skydance allegedly aided and abetted NAI’s and Shari E. Redstone’s breach of fiduciary duties, including by agreeing to indemnify Shari E. Redstone (through Skydance’s separate agreement with NAI) for any breach of fiduciary duty claims arising out of the Transactions up to a certain amount. Skydance, NAI, Shari E. Redstone and Paramount were not named as defendants in the original complaint. The NYCERS Action originally sought, among other forms of relief, an order from the Court enjoining the closing of the Transactions until the Court has reached a final resolution on the plaintiffs’ claims and an order compelling the Special Committee to evaluate Project Rise Partners’ alternative offer to, among other things, acquire Class A Common Stock for $23.00 per share and Class B Common Stock for $19.00 per share. The Project Rise Partners offer was made after the go-shop period in the Transaction Agreement had ended. The complaint does not seek compensatory damages at this time. The plaintiffs filed a motion for expedited proceedings along with their complaint. On February 18, 2025, the plaintiffs moved to join Paramount and Skydance (and various other entities named in the Transaction Agreement) as necessary parties to the litigation and moved for a temporary restraining order preventing the closing of the Transactions until the Court considers the plaintiffs’ anticipated motion for injunctive relief following expedited discovery. The same day, Project Rise Partners moved the Court to grant it leave to file an affidavit under seal. The parties reached agreement to withdraw plaintiffs’ request for expedition and their application for injunctive relief in exchange for targeted discovery from certain of the defendants and third parties.

On April 8, 2025, purported holders of Class B Common Stock filed a complaint for the inspection of books and records under Section 220 of the DGCL in the Court against us to maintain standing to enforce their statutory inspection rights and seek an order that Paramount produce all the books and records identified in their Section 220 demands to investigate possible breaches of fiduciary duties in connection with the Transactions. The complaint alleges that the documents produced to such purported stockholders thus far pursuant to their Section 220 demands are insufficient. The complaint seeks an order requiring us to produce the documents identified in their Section 220 demands, among other relief. On April 21, 2025, the Court approved a stipulation by the parties to stay all proceedings in the action in an effort to resolve the dispute.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Litigation Related to Distribution Agreements
In October 2024, Sony Pictures Television Inc., along with Jeopardy Productions, Inc. and Califon Productions, Inc. (collectively, “Sony”), filed a civil complaint for damages against CBS Studios Inc. in the Superior Court of the State of California, for Los Angeles County, asserting a breach of contract claim against us relating to our exclusive right to distribute Wheel of Fortune and Jeopardy! (the “Distribution Agreements”). In December 2024, we filed a cross-complaint against Sony seeking, among other things, a declaration that the Distribution Agreements remain in full force and effect. On February 3, 2025, Sony purported to assume our distribution functions, and on February 4, 2025, we filed an ex parte application, seeking a temporary restraining order preventing Sony from assuming these distribution functions, which the superior court granted on February 5, 2025. On April 10, 2025, the superior court declined to issue a preliminary injunction preventing Sony from assuming these distribution functions for the duration of the litigation. On April 11, 2025, we appealed the superior court’s ruling and requested a stay of the order denying the preliminary injunction, which was granted on April 16, 2025. Further proceedings are scheduled in the appeals court and the trial court.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of March 31, 2025, we had pending approximately 17,720 asbestos claims, as compared with approximately 18,310 as of December 31, 2024. During the first quarter of 2025, we received approximately 820 new claims and closed or moved to an inactive docket approximately 1,410 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 and 2023 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements, including statements related to our future results, performance and achievements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer behavior, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries, including cost increases; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our decisions to make investments in new businesses, products, services and technologies, and the evolution of our business strategy; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content; liabilities related to discontinued operations and former businesses; increasing scrutiny of, and evolving expectations for, sustainability initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally, including tariffs and other changes in trade policies; the inability to hire or retain key employees or secure creative talent; disruptions to our operations as a result of labor disputes; challenges realizing synergies and other anticipated benefits expected from the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Transactions, including integrating the Companyʼs and Skydanceʼs businesses successfully; the dilution to the earnings per share of New Paramount which may negatively affect the price of New Paramount Class B Common Stock; any negative effects following the completion of the Transactions on the market price of New Paramount Class B Common Stock; the uncertainty of the Companyʼs stockholders with respect to the value of the stock consideration they will receive; the risks that holders of our Class B Common Stock may not receive all merger consideration in the form they elect; the reduced ownership and economic interest of our existing stockholders in New Paramount; the cutbacks the PIPE Transaction is subject to in the event that stock elections exceed specified thresholds; the risks that the Transactions may be prevented or delayed or the anticipated benefits of the Transactions could be reduced if we do not obtain certain regulatory approvals; the conditions to the closing to which the Transactions are subject; our and New Paramountʼs continued incurrence of significant transaction and merger-related transaction costs in connection with the Transactions; business uncertainties, including the effect of the Transactions on the Companyʼs employees, commercial partners, clients and customers, and contractual restrictions while the Transactions are pending; the Transaction Agreementʼs limitation on our ability to pursue alternatives to the Transactions; tax consequences of the Transactions that may adversely affect holders of our Common Stock; the imposition of a new U.S. federal excise tax on us or on New Paramount in connection with redemptions by us or New Paramount of our respective shares; interests of our executive officers, directors and affiliates of Paramount that are different from, or in addition to, the rights of our stockholders; risks related to a failure to complete the Transactions which could negatively impact our businesses or financial results and the stock price of our Common Stock; lawsuits relating to the Transactions potentially preventing or delaying the closing of the Transactions and/or resulting in substantial costs; the waiver of one or more of the conditions to closing without re-obtaining stockholder approval; difficulties retaining, motivating and recruiting executives and other key employees before and following the completion of the Transactions in light of uncertainty regarding the Transactions; the Transactions triggering change of control or other provisions in certain agreements which may allow third parties to terminate or alter existing contracts or relationships; our stockholders not being entitled to appraisal rights in connection with the Transactions; changes and uncertainties with respect to taxes in the jurisdictions in which New Paramount will operate which may have an adverse effect on New Paramountʼs business; volatility in the prices of our Common Stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to market risk since reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
There have been no material changes to the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the Securities and Exchange Commission on February 26, 2025).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the first quarter of 2025, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at March 31, 2025.

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

PARAMOUNT GLOBAL (Registrant)

Date: May 8, 2025	/s/ Naveen Chopra
Naveen Chopra Executive Vice President, Chief Financial Officer

Date: May 8, 2025	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer