Form 10-Q
period 2025-06-30
Paramount Global
filed 2025-07-31
CIK 813828

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒
Number of shares of common stock outstanding at July 28, 2025:
Class A Common Stock, par value $.001 per share— 40,702,683
Class B Common Stock, par value $.001 per share— 633,522,201

PARAMOUNT GLOBAL

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.
PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$6,849	$6,813	$14,041	$14,498
Costs and expenses:
Operating	4,624	4,367	9,585	9,403
Programming charges	—	—	—	1,118
Selling, general and administrative	1,401	1,579	2,944	3,241
Depreciation and amortization	87	101	175	201
Impairment charges	157	5,996	157	5,996
Restructuring and transaction-related items	181	88	266	274
Total costs and expenses	6,450	12,131	13,127	20,233
Gain on dispositions	—	—	35	—
Operating income (loss)	399	(5,318)	949	(5,735)
Interest expense	(214)	(215)	(431)	(436)
Interest income	32	35	70	80
Loss from investment	—	—	—	(4)
Other items, net	(39)	(49)	(76)	(87)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	178	(5,547)	512	(6,182)
(Provision for) benefit from income taxes	(50)	215	(150)	387
Equity in loss of investee companies, net of tax	(67)	(72)	(140)	(162)
Net earnings (loss) from continuing operations	61	(5,404)	222	(5,957)
Net earnings from discontinued operations, net of tax	—	—	—	9
Net earnings (loss) (Paramount and noncontrolling interests)	61	(5,404)	222	(5,948)
Net earnings attributable to noncontrolling interests	(4)	(9)	(13)	(19)
Net earnings (loss) attributable to Paramount	$57	$(5,413)	$209	$(5,967)

Amounts attributable to Paramount:
Net earnings (loss) from continuing operations	$57	$(5,413)	$209	$(5,976)
Net earnings from discontinued operations, net of tax	—	—	—	9
Net earnings (loss) attributable to Paramount	$57	$(5,413)	$209	$(5,967)

Basic net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$.08	$(8.12)	$.31	$(9.08)
Net earnings from discontinued operations	$—	$—	$—	$.01
Net earnings (loss)	$.08	$(8.12)	$.31	$(9.06)

Diluted net earnings (loss) per common share attributable to Paramount:
Net earnings (loss) from continuing operations	$.08	$(8.12)	$.31	$(9.08)
Net earnings from discontinued operations	$—	$—	$—	$.01
Net earnings (loss)	$.08	$(8.12)	$.31	$(9.06)

Weighted average number of common shares outstanding:
Basic	675	667	673	660
Diluted	680	667	679	660
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net earnings (loss) (Paramount and noncontrolling interests)	$61	$(5,404)	$222	$(5,948)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustments	92	(22)	166	(90)
Decrease to net actuarial loss and prior service costs	11	11	21	20
Other comprehensive income (loss), net of tax (Paramount and noncontrolling interests)	103	(11)	187	(70)
Comprehensive income (loss)	164	(5,415)	409	(6,018)
Less: Comprehensive income attributable to noncontrolling interests	5	7	15	17
Comprehensive income (loss) attributable to Paramount	$159	$(5,422)	$394	$(6,035)
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited; in millions, except per share amounts)

	At	At
	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$2,739	$2,661
Receivables, net	6,291	6,920
Programming and other inventory	1,519	1,429
Prepaid expenses and other current assets	1,568	1,532
Total current assets	12,117	12,542
Property and equipment, net	1,494	1,566
Programming and other inventory	13,812	13,924
Goodwill	10,488	10,508
Intangible assets, net	2,249	2,406
Operating lease assets	922	1,012
Deferred income tax assets, net	1,354	1,386
Other assets	2,490	2,828
Total Assets	$44,926	$46,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$822	$953
Accrued expenses	1,727	2,199
Participants’ share and royalties payable	2,642	2,574
Accrued programming and production costs	1,381	1,720
Deferred revenues	753	825
Debt	346	—
Other current liabilities	1,059	1,360
Total current liabilities	8,730	9,631
Long-term debt	14,168	14,501
Participants’ share and royalties payable	1,247	1,310
Pension and postretirement benefit obligations	1,097	1,226
Deferred income tax liabilities, net	34	34
Operating lease liabilities	993	1,048
Program rights obligations	183	260
Other liabilities	1,363	1,380

Commitments and contingencies (Note 13)

Paramount stockholders’ equity:
5.75% Series A Mandatory Convertible Preferred Stock, par value $.001 per share; 25 shares authorized; 0 (2025 and 2024) shares issued	—	—
Class A Common Stock, par value $.001 per share; 55 shares authorized; 41 (2025 and 2024) shares issued	—	—
Class B Common Stock, par value $.001 per share; 5,000 shares authorized; 1,137 (2025) and 1,133 (2024) shares issued	1	1
Additional paid-in capital	33,455	33,394
Treasury stock, at cost; 503 (2025 and 2024) shares of Class B Common Stock	(22,958)	(22,958)
Retained earnings	7,626	7,487
Accumulated other comprehensive loss	(1,419)	(1,604)
Total Paramount stockholders’ equity	16,705	16,320
Noncontrolling interests	406	462
Total Equity	17,111	16,782
Total Liabilities and Equity	$44,926	$46,172
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in millions)

	Six Months Ended
	June 30,
	2025	2024
Operating Activities:
Net earnings (loss) (Paramount and noncontrolling interests)	$222	$(5,948)
Less: Net earnings from discontinued operations, net of tax	—	9
Net earnings (loss) from continuing operations	222	(5,957)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash flow provided by operating activities:
Programming charges	—	1,118
Depreciation and amortization	175	201
Impairment charges	157	5,996
Deferred tax provision (benefit)	21	(593)
Stock-based compensation	87	109
Gain on dispositions	(35)	—
Loss from investment	—	4
Equity in loss of investee companies, net of tax and distributions	141	168
Change in assets and liabilities	(429)	(727)
Net cash flow provided by operating activities	339	319
Investing Activities:
Investments	(148)	(166)
Capital expenditures	(102)	(100)
Proceeds from dispositions	66	21
Net cash flow used for investing activities from continuing operations	(184)	(245)
Net cash flow provided by investing activities from discontinued operations	—	48
Net cash flow used for investing activities	(184)	(197)
Financing Activities:
Dividends paid on preferred stock	—	(29)
Dividends paid on common stock	(70)	(68)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(26)	(18)
Payments to noncontrolling interests	(65)	(97)
Other financing activities	—	(25)
Net cash flow used for financing activities	(161)	(237)
Effect of exchange rate changes on cash and cash equivalents	84	(30)
Net increase (decrease) in cash and cash equivalents	78	(145)
Cash and cash equivalents at beginning of year	2,661	2,460
Cash and cash equivalents at end of period	$2,739	$2,315
See notes to consolidated financial statements.

PARAMOUNT GLOBAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited; in millions)

	Three Months Ended June 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
March 31, 2025	674	$1	$33,412	$(22,958)	$7,604	$(1,521)	$16,538	$390	$16,928
Stock-based compensation activity	1	—	43	—	—	—	43	—	43
Common stock dividends	—	—	—	—	(35)	—	(35)	—	(35)
Noncontrolling interests	—	—	—	—	—	—	—	11	11
Net earnings	—	—	—	—	57	—	57	4	61
Other comprehensive income	—	—	—	—	—	102	102	1	103
June 30, 2025	675	$1	$33,455	$(22,958)	$7,626	$(1,419)	$16,705	$406	$17,111

	Six Months Ended June 30, 2025
	Class A and B Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Loss	Total Paramount Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(Shares)
December 31, 2024	671	$1	$33,394	$(22,958)	$7,487	$(1,604)	$16,320	$462	$16,782
Stock-based compensation activity	4	—	61	—	—	—	61	—	61
Common stock dividends	—	—	—	—	(70)	—	(70)	—	(70)
Noncontrolling interests	—	—	—	—	—	—	—	(71)	(71)
Net earnings	—	—	—	—	209	—	209	13	222
Other comprehensive income	—	—	—	—	—	185	185	2	187
June 30, 2025	675	$1	$33,455	$(22,958)	$7,626	$(1,419)	$16,705	$406	$17,111
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

At the closing of the Transactions, our voting Class A Common Stock and non-voting Class B Common Stock (currently listed and traded on The Nasdaq Stock Market LLC under the symbols “PARAA” and “PARA,” respectively) will cease to be listed. Following the closing of the Transactions, shares of New Paramount Class B Common Stock, par value $0.001 are expected to begin trading on the Nasdaq Stock Market LLC under the ticker symbol “PSKY”. New Paramount Class A common stock will not be listed for trading on a stock exchange. New Paramount Class B Common Stock will not have any voting rights while shares of New Paramount Class A Common Stock (the “New Paramount Class A Common Stock” together with New Paramount Class B Common Stock, the “New Paramount Common Stock”) will be entitled to one vote per share with respect to all matters on which the holders of New Paramount Common Stock are entitled to vote. Following the Transactions, NAI and its applicable subsidiaries will hold 100% of the New Paramount Class A Common Stock.

The Transactions are expected to close on August 7, 2025, subject to customary closing conditions. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, we will be required to pay Skydance a termination fee in the amount of $400 million.

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

Stock options and RSUs totaling 5 million for each of the three and six months ended June 30, 2025, were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive. For the three and six months ended June 30, 2024, all of our stock options and RSUs, which totaled 30 million for each period, were excluded from the calculation of diluted EPS because their inclusion would have been antidilutive since we reported a net loss. Also excluded from the calculation of diluted EPS for the six months ended June 30, 2024 prior to the preferred stock conversion discussed above, was the effect of the assumed conversion of 10 million shares of Mandatory Convertible Preferred Stock into shares of common stock because the impact would have been antidilutive.

The table below presents a reconciliation of weighted average shares used in the calculation of basic and diluted EPS.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2025	2024	2025	2024
Weighted average shares for basic EPS	675	667	673	660
Dilutive effect of shares issuable under stock-based compensation plans	5	—	6	—
Weighted average shares for diluted EPS	680	667	679	660

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Because the impact of the assumed conversion of the Mandatory Convertible Preferred Stock would have been antidilutive, net loss from continuing operations and net loss used in our calculations of diluted EPS for the six months ended June 30, 2024 included a reduction for the preferred stock dividends recorded during the period. The table below presents a reconciliation of net loss from continuing operations and net loss to the amounts used in the calculations of basic and diluted EPS.

Six Months
Ended
June 30, 2024
Amounts attributable to Paramount:
Net loss from continuing operations	$(5,976)
Preferred stock dividends	(14)
Net loss from continuing operations for basic and diluted EPS calculation	$(5,990)

Amounts attributable to Paramount:
Net loss	$(5,967)
Preferred stock dividends	(14)
Net loss for basic and diluted EPS calculation	$(5,981)
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
2) PROGRAMMING AND OTHER INVENTORY
The following table presents our programming and other inventory at June 30, 2025 and December 31, 2024, grouped by type and predominant monetization strategy.

	At	At
	June 30, 2025	December 31, 2024
Film Group Monetization:
Acquired program rights, including prepaid sports rights	$3,068	$3,168
Internally-produced television and film programming:
Released	6,618	6,847
In process and other	2,718	2,292

Individual Monetization:
Acquired libraries	293	308
Films:
Released	858	877
Completed, not yet released	165	42
In process and other	802	960
Internally-produced television programming:
Released	664	638
In process and other	139	195
Home entertainment	6	26
Total programming and other inventory	15,331	15,353
Less current portion	1,519	1,429
Total noncurrent programming and other inventory	$13,812	$13,924
The following table presents amortization of our television and film programming and production costs, which is included within “Operating expenses” on the Consolidated Statements of Operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Acquired program rights	$1,117	$1,066	$2,628	$2,848

Internally-produced television and film programming, and acquired libraries:
Individual monetization	$316	$370	$685	$668
Film group monetization	$1,371	$1,280	$2,670	$2,340

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
3) IMPAIRMENT, RESTRUCTURING AND TRANSACTION-RELATED ITEMS
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

FCC Licenses—For the second quarter of 2025, as a result of recent declines in industry projections, we determined that interim impairment tests were necessary for six markets in which we hold FCC licenses. FCC licenses are tested for impairment at the geographic market level. We consider each geographic market, which is comprised of all of our television stations within that geographic market, to be a single unit of accounting because the FCC licenses at this level represent their highest and best use. The FCC licenses impairment tests were performed using the Greenfield Discounted Cash Flow Method, which estimates the fair values of FCC licenses by valuing a hypothetical start-up station in the relevant market by adding discounted cash flows over a five-year build-up period to a residual value. The assumptions for the build-up period include industry projections of overall market revenues; the start-up station’s operating costs and capital expenditures, which are based on both industry and internal data; and average market share. The discount rate is determined based on the industry and market-based risk of achieving the projected cash flows, and the residual value is calculated using a long-term growth rate, which is based on projected industry projections and long-range inflation. The discount rate and the long-term growth rate were 7.5% and (2)%, respectively.

The impairment tests indicated that the estimated fair values of FCC licenses in each of the six markets tested were below their respective carrying values. Accordingly, we recorded an impairment charge during the second quarter of 2025 of $157 million to write down the carrying values of these FCC licenses to their aggregate estimated fair value of $913 million.

During the second quarter of 2024, we performed interim impairment tests for eight markets in which we hold FCC licenses. The tests indicated that the estimated fair values of FCC licenses in two of the eight markets were below their respective carrying values. Accordingly, we recorded a charge of $15 million to write down the carrying values of these FCC licenses to their estimated fair values. The impairment charges in each year were recorded within the TV Media segment.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Goodwill—For the second quarter of 2024, we assessed the relevant factors that could impact the fair value of our reporting units, including indicators in the linear affiliate marketplace and the estimated total company market value indicated by the Transactions and the NAI Transaction announced on July 7, 2024. Based on this assessment, we determined that an interim goodwill impairment test was necessary for each of our reporting units. The goodwill impairment test for our Cable Networks reporting unit indicated that an impairment charge of $5.98 billion was required, which represented the goodwill balance of the reporting unit prior to the impairment test. The impairment charge, which was recorded within the TV Media segment, resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily because of the linear affiliate market indicators noted above, and the estimated total company market value indicated by the Transactions and the NAI Transaction.

Restructuring and Transaction-Related Items
During the three and six months ended June 30, 2025 and 2024, we recorded the following restructuring charges and transaction-related items.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Severance (a)	$177	$70	$177	$225
Exit costs	—	—	65	31
Restructuring charges	177	70	242	256
Transaction-related items	4	18	24	18
Restructuring and transaction-related items	$181	$88	$266	$274
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring Charges
Restructuring charges for the second quarter of 2025 included severance costs of $177 million associated with strategic changes in our global workforce in order to streamline our organization. Restructuring charges for the six months ended June 30, 2024 included severance costs of $225 million, which consisted of $155 million recorded during the first quarter associated with strategic changes in our global workforce and $70 million recorded during the second quarter related to the exit of our former CEO and other management changes.

Additionally, during the six months ended June 30, 2025 and 2024, we recorded exit costs of $65 million and $31 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies. The impairments were primarily the result of a decline in market conditions since the inception of these leases and reflect the difference between the estimated fair values, which were determined based on the expected future cash flows of the lease assets, and the carrying values.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
The following is a rollforward of our restructuring severance liability, which is recorded in “Other current liabilities” and “Other liabilities” on the Consolidated Balance Sheets, and is expected to be substantially paid by the end of 2026.

		2025 Activity
	Balance at December 31, 2024	Charges (a)	Payments and other	Balance at June 30, 2025
TV Media	$156	$139	$(75)	$220
Direct-to-Consumer	36	5	(26)	15
Filmed Entertainment	46	15	(26)	35
Corporate	111	14	(65)	60
Total	$349	$173	$(192)	$330
(a) Excludes stock-based compensation expense of $4 million.
Transaction-Related Items
We recorded legal, advisory, and other professional fees relating to the Transactions of $4 million and $24 million during the three and six months ended June 30, 2025, respectively, and $18 million during the three months ended June 30, 2024.
4) RELATED PARTIES
National Amusements, Inc.
National Amusements, Inc. is the controlling stockholder of the Company. At June 30, 2025, NAI directly or indirectly owned approximately 77.4% of our voting Class A Common Stock, and approximately 9.4% of our Class A Common Stock and non-voting Class B Common Stock on a combined basis. NAI is controlled by the Sumner M. Redstone National Amusements Part B General Trust (the “General Trust”), which owns 80% of the voting interest of NAI. NA Administration, LLC is the corporate trustee of the General Trust and is governed by a seven-member board of directors, which acts by majority vote (subject to certain exceptions), including with respect to the NAI shares held by the General Trust. Shari E. Redstone, Chairperson, CEO and President of NAI and non-executive Chair of our Board of Directors, is one of the seven directors of NA Administration, LLC and one of two directors who are beneficiaries of the General Trust. No member of our management or other member of our Board of Directors is a director of NA Administration, LLC.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$101	$79	$170	$137

Operating costs (a)	$35	$19	$59	$37
(a) Each period includes costs expensed as operating expenses and costs capitalized in programming assets.

	At	At
	June 30, 2025	December 31, 2024
Receivables, net	$186	$190

Other assets (Receivables, noncurrent)	$87	$82

Through the normal course of business, we are involved in other transactions with related parties that have not been material in any of the periods presented.
5) REVENUES
The table below presents our revenues disaggregated into categories based on the nature of such revenues. See Note 12 for revenues by segment disaggregated into these categories.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues by Type:
Advertising	$2,152	$2,251	$4,665	$5,347
Affiliate and subscription	3,445	3,275	6,842	6,632
Theatrical	254	138	402	291
Licensing and other	998	1,149	2,132	2,228
Total Revenues	$6,849	$6,813	$14,041	$14,498
Receivables
Reserves for accounts receivable reflect our expected credit losses based on historical experience as well as current and expected economic conditions and industry trends. At June 30, 2025 and December 31, 2024, our allowance for credit losses was $100 million and $125 million, respectively.

Included in “Other assets” on the Consolidated Balance Sheets are noncurrent receivables of $735 million and $1.03 billion at June 30, 2025 and December 31, 2024, respectively. Noncurrent receivables primarily relate to revenues recognized under long-term content licensing arrangements. Revenues from the licensing of content are recognized at the beginning of the license period in which programs are made available to the licensee for exhibition, while the related cash is generally collected over the term of the license period.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Contract Liabilities
Contract liabilities are included within “Deferred revenues” and “Other liabilities” on the Consolidated Balance Sheets and were $0.9 billion at both June 30, 2025 and December 31, 2024. We recognized revenues of $0.6 billion and $0.5 billion for the six months ended June 30, 2025 and 2024, respectively, that were included in the opening balance of deferred revenues for the respective year.

Unrecognized Revenues Under Contract
At June 30, 2025, unrecognized revenues attributable to unsatisfied performance obligations under our long-term contracts were approximately $7 billion, of which $2 billion is expected to be recognized during the remainder of 2025, $3 billion in 2026, $1 billion in 2027, and $1 billion thereafter. These amounts only include contracts subject to a guaranteed fixed amount or the guaranteed minimum under variable contracts, primarily consisting of television and film licensing contracts and affiliate agreements that are subject to a fixed or guaranteed minimum fee. Such amounts change on a regular basis as we renew existing agreements or enter into new agreements. In addition, the timing of satisfying certain of the performance obligations under these long-term contracts is uncertain and, therefore, is also subject to change. Unrecognized revenues under contracts disclosed above do not include (i) contracts with an original expected term of one year or less, mainly consisting of advertising contracts, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage, mainly consisting of affiliate agreements and (iii) long-term licensing agreements for multiple programs for which variable consideration is determined based on the value of the programs delivered to the customer and our right to invoice corresponds with the value delivered.

Performance Obligations Satisfied in Previous Periods
Under certain revenue arrangements, the amount and timing of our revenue recognition is determined based on our licensees’ subsequent sale to its end customers. As a result, under such arrangements we often satisfy our performance obligation of delivery of our content in advance of revenue recognition. We recognized revenues of $0.1 billion and $0.2 billion for the three months ended June 30, 2025 and 2024, respectively, and $0.3 billion for each of the six-month periods ended June 30, 2025 and 2024, from arrangements for the licensing of our content, including from distributors of transactional video-on-demand and electronic sell-through services and other licensing arrangements, as well as from the theatrical distribution of our films, for which our performance obligation was satisfied in a prior period. The amounts for the three and six months ended June 30, 2024 also included advertising revenue from amounts recognized during 2024 for the underreporting of revenue by an international advertising sales agent in previous periods.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
6) DEBT
Our debt consists of the following:

	At	At
	June 30, 2025	December 31, 2024
4.0% Senior Notes due 2026	$346	$346
3.70% Senior Notes due 2026	86	86
2.90% Senior Notes due 2027	582	582
3.375% Senior Notes due 2028	498	498
3.70% Senior Notes due 2028	497	496
4.20% Senior Notes due 2029	497	496
7.875% Senior Debentures due 2030	829	829
4.95% Senior Notes due 2031	1,233	1,232
4.20% Senior Notes due 2032	981	980
5.50% Senior Debentures due 2033	428	428
4.85% Senior Debentures due 2034	87	87
6.875% Senior Debentures due 2036	1,073	1,072
6.75% Senior Debentures due 2037	76	76
5.90% Senior Notes due 2040	298	298
4.50% Senior Debentures due 2042	45	45
4.85% Senior Notes due 2042	490	490
4.375% Senior Debentures due 2043	1,151	1,146
4.875% Senior Debentures due 2043	18	18
5.85% Senior Debentures due 2043	1,235	1,235
5.25% Senior Debentures due 2044	345	345
4.90% Senior Notes due 2044	542	542
4.60% Senior Notes due 2045	591	591
4.95% Senior Notes due 2050	951	950
6.25% Junior Subordinated Debentures due 2057	644	644
6.375% Junior Subordinated Debentures due 2062	990	989
Obligations under finance leases	1	—
Total debt (a)	14,514	14,501
Less current portion	346	—
Total long-term debt, net of current portion	$14,168	$14,501
(a) At June 30, 2025 and December 31, 2024, the senior and junior debt balances included (i) a net unamortized discount of $391 million and $401 million, respectively, and (ii) unamortized deferred financing costs of $72 million and $74 million, respectively. The face value of our total debt was $14.98 billion at both June 30, 2025 and December 31, 2024.
Commercial Paper
At both June 30, 2025 and December 31, 2024, we had no outstanding commercial paper borrowings.

Credit Facility
At June 30, 2025, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
EURIBOR, SONIA and TIBOR, respectively. At June 30, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.25x for the quarter ended June 30, 2025 and will decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. In May 2025, we entered into an amendment to our Credit Facility, which increased the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness, in the calculation of the Leverage Ratio, from $1.50 billion to $3.0 billion, effective immediately, and amended the definition of Consolidated EBITDA to include an additional add-back (which is capped at 15% of Consolidated EBITDA after giving effect to such add-back) for cash items associated with provisions for restructuring or other business optimization programs, litigation and environmental reserves and losses on the disposition of businesses. Under the August 2024 amendment to the Credit Facility (which is further described below), the increase to the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness would have become operative upon closing of the Transactions. We met the covenant as of June 30, 2025.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. In August 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Note 13), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. These amendments will only become operative upon closing of the Transactions (see Note 1).

Other Bank Borrowings
At both June 30, 2025 and December 31, 2024, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.
7) FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The carrying value of our financial instruments approximates fair value, except for notes and debentures. At June 30, 2025 and December 31, 2024, the carrying value of our outstanding notes and debentures was $14.51 billion and $14.50 billion, respectively, and the fair value, which is determined based on quoted prices in active markets (Level 1 in the fair value hierarchy), was $13.6 billion and $13.3 billion, respectively.
Investments
Our investments without a readily determinable fair value for which we have no significant influence had a carrying value of $88 million and $86 million at June 30, 2025 and December 31, 2024, respectively. These investments are included in “Other assets” on the Consolidated Balance Sheets.

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

At June 30, 2025 and December 31, 2024, the notional amount of all foreign exchange contracts was $3.03 billion and $2.75 billion, respectively. At June 30, 2025, $2.60 billion related to future production costs and $431 million related to our foreign currency assets and liabilities. At December 31, 2024, $2.39 billion related to future production costs and $358 million related to our foreign currency assets and liabilities.

Gains (losses) recognized on derivative financial instruments were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024	Financial Statement Account
Non-designated foreign exchange contracts	$(20)	$1	$(29)	$10	Other items, net
Fair Value Measurements
The table below presents our assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024. These assets and liabilities have been categorized according to the three-level fair value hierarchy established by the FASB, which prioritizes the inputs used in measuring fair value. Level 1 is based on publicly quoted prices for the asset or liability in active markets. Level 2 is based on inputs that are observable other than quoted market prices in active markets, such as quoted prices for the asset or liability in inactive markets or quoted prices for similar assets or liabilities. Level 3 is based on unobservable inputs reflecting our own assumptions about the assumptions that market participants would use in pricing the asset or liability. All of our assets and liabilities that are measured at fair value on a recurring basis use Level 2 inputs. The fair value of foreign currency hedges is determined based on the present value of future cash flows using observable inputs including foreign currency exchange rates. The fair value of deferred compensation liabilities is determined based on the fair value of the investments elected by employees.

	At	At
	June 30, 2025	December 31, 2024
Assets:
Foreign currency hedges	$59	$45
Total Assets	$59	$45
Liabilities:
Deferred compensation	$299	$385
Foreign currency hedges	45	48
Total Liabilities	$344	$433
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

The following tables present the amounts recorded in our consolidated financial statements related to our consolidated VIEs.

	At	At
	June 30, 2025	December 31, 2024
Total assets	$1,840	$1,825

Total liabilities	$202	$198

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$117	$130	$242	$267

Operating loss	$(40)	$(30)	$(87)	$(64)
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

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock for the three and six months ended June 30, 2025 and 2024, and our Mandatory Convertible Preferred Stock for the six months ended June 30, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.10	$.10

Total common stock dividends	$35	$34	$70	$69
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	n/a	n/a	n/a	$1.4375

Total preferred stock dividends	n/a	n/a	n/a	$14
n/a - not applicable

Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in the components of accumulated other comprehensive loss.

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2024	$(657)	$(947)		$(1,604)
Other comprehensive income before reclassifications	164	—		164
Reclassifications to net earnings	—	21	(a)	21
Other comprehensive income	164	21		185
At June 30, 2025	$(493)	$(926)		$(1,419)

	Cumulative Translation Adjustments	Net Actuarial Loss and Prior Service Cost		Accumulated Other Comprehensive Loss
At December 31, 2023	$(504)	$(1,052)		$(1,556)
Other comprehensive loss before reclassifications	(88)	—		(88)
Reclassifications to net loss	—	20	(a)	20
Other comprehensive income (loss)	(88)	20		(68)
At June 30, 2024	$(592)	$(1,032)		$(1,624)
(a) Reflects amortization of net actuarial losses (see Note 11).
The net actuarial loss and prior service cost related to pension and other postretirement benefit plans included in other comprehensive income (loss) is net of a tax benefit of $7 million for each of the six-month periods ended June 30, 2025 and 2024.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
10) INCOME TAXES
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2025, we recorded a provision for income taxes of $50 million and $150 million, reflecting an effective income tax rate of 28.1% and 29.3%, respectively. Included in the provision for income taxes are the following items identified as affecting the comparability of our results, which in aggregate resulted in an increase in our effective income tax rate of 2.9 percentage points and 3.0 percentage points for their respective periods.

	Impact from Items Affecting Comparability
	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Impairment charges (Note 3)	$(157)	$39	$(157)	$39
Restructuring charges (Note 3)	$(177)	$42	$(242)	$58
Transaction-related items (Note 3)	$(4)	$1	$(24)	$1
Gain on dispositions	$—	$—	$35	$(2)
Net discrete tax provision	n/a	$(2)	n/a	$(9)
n/a - not applicable
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

	Impact from Items Affecting Comparability
	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes	Earnings (Loss) Before Income Taxes	Benefit from (Provision for) Income Taxes
Programming charges (Note 2)	$—	$—	$(1,118)	$275
Impairment charges (Note 3)	$(5,996)	$349	$(5,996)	$349
Restructuring charges (Note 3)	$(70)	$6	$(256)	$52
Transaction-related items (Note 3)	$(18)	$3	$(18)	$3
Loss from investment	$—	$—	$(4)	$1
Net discrete tax provision (a)	n/a	$(48)	n/a	$(49)
n/a - not applicable
(a) Primarily attributable to the establishment of a valuation allowance on our interest limitation carryforward deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
On July 4, 2025, the U.S. government enacted tax legislation, which includes the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions. The legislation has multiple effective dates with certain provisions effective in 2025. We are currently evaluating the impact on our future financial results, including a reassessment of the valuation allowance on our interest limitation carryforward deferred tax asset.
11) PENSION AND OTHER POSTRETIREMENT BENEFITS
The following table presents the components of net periodic cost for our pension and postretirement benefit plans, which are included within “Other items, net” on the Consolidated Statements of Operations.

	Pension Benefits		Postretirement Benefits
Three Months Ended June 30,	2025	2024	2025	2024
Components of net periodic cost (a):
Interest cost	$49	$50	$3	$3
Expected return on plan assets	(32)	(34)	—	—
Amortization of actuarial loss (gain) (b)	19	20	(5)	(5)
Net periodic cost	$36	$36	$(2)	$(2)

	Pension Benefits		Postretirement Benefits
Six Months Ended June 30,	2025	2024	2025	2024
Components of net periodic cost (a):
Interest cost	$99	$99	$5	$5
Expected return on plan assets	(64)	(68)	—	—
Amortization of actuarial loss (gain) (b)	37	40	(9)	(9)
Net periodic cost	$72	$71	$(4)	$(4)
(a) Amounts reflect our domestic plans only.
(b) Reflects amounts reclassified from accumulated other comprehensive loss to net earnings (loss).

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)
12) SEGMENT INFORMATION
The tables below set forth our financial information by reportable segment. We present operating income excluding depreciation and amortization, stock-based compensation, impairment charges, restructuring charges, transaction-related items, programming charges, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with FASB guidance for segment reporting. Programming charges consist only of charges related to major strategic changes (see Note 2), and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. We do not disclose our assets by segment because they are not regularly provided to the chief operating decision maker (CODM) and are not used to evaluate our operating performance or in determining the allocation of resources.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Advertising	$1,657	$1,733	$3,695	$4,315
Affiliate and subscription	1,780	1,908	3,606	3,906
Licensing and other	574	630	1,248	1,281
TV Media	4,011	4,271	8,549	9,502
Advertising	494	513	967	1,033
Subscription	1,665	1,367	3,236	2,726
Licensing	1	—	1	—
Direct-to-Consumer	2,160	1,880	4,204	3,759
Advertising	2	7	5	8
Theatrical	254	138	402	291
Licensing and other	434	534	910	985
Filmed Entertainment	690	679	1,317	1,284
Eliminations	(12)	(17)	(29)	(47)
Total Revenues	$6,849	$6,813	$14,041	$14,498
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Intercompany Revenues:
TV Media	$6	$4	$17	$17
Filmed Entertainment	6	13	12	30
Total Intercompany Revenues	$12	$17	$29	$47

PARAMOUNT GLOBAL AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
TV Media
Revenues	$4,011	$4,271	$8,549	$9,502

Content costs	1,956	1,968	4,299	4,462
Advertising and marketing	116	111	269	280
Other (a)	1,076	1,174	2,196	2,297
Total segment expenses	3,148	3,253	6,764	7,039

TV Media Adjusted OIBDA	863	1,018	1,785	2,463
Direct-to-Consumer
Revenues	2,160	1,880	4,204	3,759

Content costs	1,085	995	2,300	2,215
Advertising and marketing	294	265	635	612
Other (b)	624	594	1,221	1,192
Total segment expenses	2,003	1,854	4,156	4,019

Direct-to-Consumer Adjusted OIBDA	157	26	48	(260)
Filmed Entertainment
Revenues	690	679	1,317	1,284

Content costs	394	342	715	631
Advertising and marketing	195	190	311	325
Other (c)	185	201	355	385
Total segment expenses	774	733	1,381	1,341

Filmed Entertainment Adjusted OIBDA	(84)	(54)	(64)	(57)
Corporate/Eliminations	(73)	(73)	(174)	(197)
Stock-based compensation (d)	(39)	(50)	(83)	(95)
Depreciation and amortization	(87)	(101)	(175)	(201)
Programming charges	—	—	—	(1,118)
Impairment charges	(157)	(5,996)	(157)	(5,996)
Restructuring and transaction-related items (d)	(181)	(88)	(266)	(274)
Gain on dispositions	—	—	35	—
Operating income (loss)	399	(5,318)	949	(5,735)
Interest expense	(214)	(215)	(431)	(436)
Interest income	32	35	70	80
Loss from investment	—	—	—	(4)
Other items, net	(39)	(49)	(76)	(87)
Earnings (loss) from continuing operations before income taxes and equity in loss of investee companies	178	(5,547)	512	(6,182)
(Provision for) benefit from income taxes	(50)	215	(150)	387
Equity in loss of investee companies, net of tax	(67)	(72)	(140)	(162)
Net earnings (loss) from continuing operations	61	(5,404)	222	(5,957)
Net earnings from discontinued operations, net of tax	—	—	—	9
Net earnings (loss) (Paramount and noncontrolling interests)	61	(5,404)	222	(5,948)
Net earnings attributable to noncontrolling interests	(4)	(9)	(13)	(19)
Net earnings (loss) attributable to Paramount	$57	$(5,413)	$209	$(5,967)

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
(d) Stock-based compensation expense of $4 million for both the three and six months ended June 30, 2025, and $12 million and $14 million for the three and six months ended June 30, 2024, respectively, is included in “Restructuring and transaction-related items.”
13) COMMITMENTS AND CONTINGENCIES
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2025, we had outstanding letters of credit and surety bonds of $1.18 billion that were not recorded on the Consolidated Balance Sheet, including $960 million issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit decreases throughout 2025 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Note 6).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at June 30, 2025, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Transactions
In connection with the Transactions, on July 24, 2024, Scott Baker, a purported holder of Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the “Court”) against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted the parties’ stipulation in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following the resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until the resolution of any motions to dismiss any operative complaint following resolution of the Baker Leadership Motion. Throughout October 2024, various purported stockholders filed motions for intervention to oppose the Baker Leadership Motion. On December 31, 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint. On June 27, 2025, counsel for Mr. Baker informed the Court that the Baker Leadership Motion would be withdrawn without prejudice and that the group of purported stockholders seeking lead plaintiff status would meet and confer to propose a schedule for resolving lead plaintiff applications.

Further, on April 30, 2024, a purported holder of Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order that returned the 220 Action to the magistrate judge for further proceedings on the scope of production. On March 24, 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, and on April 30, 2025, the Delaware Supreme Court accepted the interlocutory appeal. Briefing on the appeal is complete. Certain other purported holders of Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records. We have also received demand letters from purported holders of Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

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

Litigation Related to Distribution Agreements
In October 2024, Sony Pictures Television Inc., along with Jeopardy Productions, Inc. and Califon Productions, Inc. (collectively, “Sony”), filed a civil complaint for damages against CBS Studios Inc. in the Superior Court of the State of California, for Los Angeles County, asserting a breach of contract claim against us relating to our exclusive right to distribute Wheel of Fortune and Jeopardy! (the “Distribution Agreements”). In December 2024, we filed a cross-complaint against Sony seeking, among other things, a declaration that the Distribution Agreements remain in full force and effect. On February 3, 2025, Sony purported to assume our distribution functions, and on February 4, 2025, we filed an ex parte application, seeking a temporary restraining order preventing Sony from assuming these distribution functions, which the trial court granted on February 5, 2025. On April 10, 2025, the trial court declined to issue a preliminary injunction preventing Sony from assuming these distribution functions for the duration of the litigation. On April 11, 2025, we appealed the trial court’s ruling and requested a stay of the order denying the preliminary injunction, which was granted on April 16, 2025. Further proceedings are ongoing in the appeals court and the trial court.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2025, we had pending approximately 17,790 asbestos claims, as compared with approximately 18,310 as of December 31, 2024. During the second quarter of 2025, we received approximately 740 new claims and closed or moved to an inactive docket approximately 670 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 and 2023 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
14) SUPPLEMENTAL FINANCIAL INFORMATION
Supplemental Cash Flow Information

	Six Months Ended
	June 30,
	2025	2024
Cash paid for interest	$411	$418

Cash paid for income taxes	$180	$174

Noncash additions to operating lease assets	$76	$60
Lease Income
We enter into operating leases for the use of our owned production facilities and office buildings. Lease payments received under these agreements consist of fixed payments for the rental of space and certain building operating costs, as well as variable payments based on usage of production facilities and services, and escalating costs of building operations. We recorded total lease income, including both fixed and variable amounts, of $12 million and $21 million for the three and six months ended June 30, 2025, respectively, and $9 million and $15 million for the three and six months ended June 30, 2024, respectively.
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

The Transactions are expected to close on August 7, 2025, subject to customary closing conditions. Consummation of the foregoing transactions is also subject to the contemporaneous consummation of each other transaction described above. In the event of a termination of the Transaction Agreement under certain specified circumstances, we will be required to pay Skydance a termination fee in the amount of $400 million.

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
•Consolidated Results of Operations—Analysis of our results on a consolidated basis for the three and six months ended June 30, 2025, including a comparison to the three and six months ended June 30, 2024.
•Segment Results of Operations—Analysis of our results on a reportable segment basis for the three and six months ended June 30, 2025, including a comparison to the three and six months ended June 30, 2024.
•Liquidity and Capital Resources—Discussion of our cash flows, including sources and uses of cash, for the six months ended June 30, 2025 and 2024; and of our outstanding debt as of June 30, 2025.
•Legal Matters—Discussion of legal matters to which we are involved.

Overview
Operational Highlights - Three Months Ended June 30, 2025 versus Three Months Ended June 30, 2024

Consolidated Results of Operations			Increase/(Decrease)
Three Months Ended June 30,	2025	2024	$	%
GAAP:
Revenues	$6,849	$6,813	$36	1%
Operating income (loss)	$399	$(5,318)	$5,717	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$57	$(5,413)	$5,470	n/m
Diluted EPS from continuing operations	$.08	$(8.12)	$8.20	n/m

Non-GAAP: (a)
Adjusted OIBDA	$824	$867	$(43)	(5)%
Adjusted net earnings from continuing operations attributable to Paramount	$315	$361	$(46)	(13)%
Adjusted diluted EPS from continuing operations	$.46	$.54	$(.08)	(15)%
n/m - not meaningful
(a) See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with accounting principles generally accepted in the United States (“U.S. GAAP” or “GAAP”). These non-GAAP measures exclude certain items identified as affecting comparability that are not part of our normal operations.
For the three months ended June 30, 2025, revenues increased 1% to $6.85 billion. The comparison reflects growth for Paramount+ and higher theatrical revenues, driven by the second quarter release of Mission: Impossible - The Final Reckoning, offset by lower revenues from our linear networks and content licensing.

We reported operating income of $399 million for the three months ended June 30, 2025 compared with an operating loss of $5.32 billion for the comparable prior-year period. 2025 includes restructuring charges and transaction-related items totaling $181 million and an impairment charge of $157 million to reduce FCC licenses in certain markets to their fair value, while 2024 includes impairment charges for goodwill and FCC licenses totaling $6.00 billion and restructuring charges and transaction-related items totaling $88 million. Adjusted operating income before depreciation and amortization (“Adjusted OIBDA”), which excludes these items, decreased 5%, driven by declines at our linear networks, partially offset by improved results for our Direct-to-Consumer segment. See Reconciliation of Non-GAAP Measures.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
We reported net earnings from continuing operations attributable to Paramount of $57 million, or $.08 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $5.41 billion, or $8.12 per diluted share, for the same prior-year period. The comparison was affected by the charges described above. Adjusted net earnings from continuing operations attributable to Paramount and adjusted diluted EPS, which exclude these items, decreased $46 million, or $.08 per diluted share, primarily reflecting the lower Adjusted OIBDA. See Reconciliation of Non-GAAP Measures.
Operational Highlights - Six Months Ended June 30, 2025 versus Six Months Ended June 30, 2024

Consolidated Results of Operations			Increase/(Decrease)
Six Months Ended June 30,	2025	2024	$	%
GAAP:
Revenues	$14,041	$14,498	$(457)	(3)%
Operating income (loss)	$949	$(5,735)	$6,684	n/m
Net earnings (loss) from continuing operations attributable to Paramount	$209	$(5,976)	$6,185	n/m
Diluted EPS from continuing operations	$.31	$(9.08)	$9.39	n/m

Non-GAAP: (a)
Adjusted OIBDA	$1,512	$1,854	$(342)	(18)%
Adjusted net earnings from continuing operations attributable to Paramount	$510	$785	$(275)	(35)%
Adjusted diluted EPS from continuing operations	$.75	$1.16	$(.41)	(35)%
n/m - not meaningful
(a) See “Reconciliation of Non-GAAP Measures” for reconciliations of these non-GAAP measures to the most directly comparable financial measures in accordance with U.S. GAAP. These non-GAAP measures exclude certain items identified as affecting comparability that are not part of our normal operations.
Revenues decreased 3% to $14.04 billion, principally reflecting a decrease of 4% from the comparison against CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025. The revenue comparison also includes growth in subscription fees for our streaming services, partially offset by lower revenues at our linear networks.

We reported operating income of $949 million for the six months ended June 30, 2025 compared with an operating loss of $5.74 billion for the comparable prior-year period. Operating income in 2025 includes restructuring charges and transaction-related items totaling $266 million, an impairment charge of $157 million to reduce FCC licenses in certain markets to their fair value, and gains on dispositions totaling $35 million, while 2024 includes programming charges of $1.12 billion, impairment charges for goodwill and FCC licenses totaling $6.00 billion, and restructuring charges and transaction-related items totaling $274 million. Adjusted OIBDA, which excludes these items, decreased 18%, driven by lower profits from our linear networks, including the comparison to the Super Bowl broadcast in 2024, partially offset by improved results from our Direct-to-Consumer segment. See Reconciliation of Non-GAAP Measures.

For the six months ended June 30, 2025, we reported net earnings from continuing operations attributable to Paramount of $209 million, or $.31 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $5.98 billion, or $9.08 per diluted share, for the same prior-year period. The comparison was impacted by the items noted above. Adjusted net earnings from continuing operations attributable

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
to Paramount and adjusted diluted EPS, which exclude these items, decreased $275 million, or $.41 per diluted share, primarily reflecting the lower Adjusted OIBDA. See Reconciliation of Non-GAAP Measures.
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
Reconciliation of Non-GAAP Measures
Adjusted OIBDA, adjusted earnings from continuing operations before income taxes, adjusted provision for income taxes, adjusted net earnings from continuing operations attributable to Paramount, adjusted diluted EPS from continuing operations, and adjusted effective income tax rate, which are measures of performance not calculated in accordance with U.S. GAAP (together, the “adjusted measures”), exclude certain items identified as affecting comparability that are not part of our normal operations, including impairment charges, restructuring charges, transaction-related items, programming charges, gain on dispositions, loss from investment, and discrete tax items, each where applicable. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within “Operating expenses” on the Consolidated Statements of Operations, and are not excluded in our adjusted measures.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating income (loss) (GAAP)	$399	$(5,318)	$949	$(5,735)
Depreciation and amortization	87	101	175	201
Programming charges (a)	—	—	—	1,118
Impairment charges (a)	157	5,996	157	5,996
Restructuring charges (a)	177	70	242	256
Transaction-related items (a)	4	18	24	18
Gain on dispositions (a)	—	—	(35)	—
Adjusted OIBDA (Non-GAAP)	$824	$867	$1,512	$1,854
(a) See notes on the following tables for additional information on items affecting comparability.

	Three Months Ended June 30, 2025
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes		Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$178	$(50)	(c)	$57	$.08
Items affecting comparability:
Impairment charges (a)	157	(39)		118	.17
Restructuring charges (b)	177	(42)		135	.20
Transaction-related items	4	(1)		3	.01
Discrete tax items	—	2		2	—
Adjusted (Non-GAAP)	$516	$(130)	(c)	$315	$.46
(a) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(b) Reflects severance costs associated with strategic changes in our global workforce in order to streamline our organization.
(c) The reported effective income tax rate for the three months ended June 30, 2025 was 28.1% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $130 million divided by adjusted earnings from continuing operations before income taxes of $516 million, was 25.2%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Three Months Ended June 30, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(5,547)	$215	(e)	$(5,413)	$(8.12)	(f)
Items affecting comparability:
Impairment charges (a)	5,996	(349)		5,647	8.44
Restructuring charges (b)	70	(6)		64	.10
Transaction-related items (c)	18	(3)		15	.02
Discrete tax items (d)	—	48		48	.07
Impact of antidilution	—	—		—	.03
Adjusted (Non-GAAP)	$537	$(95)	(e)	$361	$.54	(f)
(a) Reflects a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as a charge of $15 million to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(b) Reflects severance costs related to the exit of our former CEO as well as other management changes.
(c) Reflects legal and advisory fees relating to the Transactions.
(d) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(e) The reported effective income tax rate for the three months ended June 30, 2024 was 3.9% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $95 million divided by adjusted earnings from continuing operations before income taxes of $537 million, was 17.7%. These adjusted measures exclude the items affecting comparability detailed above.
(f) For the three months ended June 30, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 667 million and in the calculation of adjusted diluted EPS from continuing operations is 669 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2025
	Earnings from Continuing Operations Before Income Taxes	Provision for Income Taxes		Net Earnings from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$512	$(150)	(e)	$209	$.31
Items affecting comparability:
Impairment charges (a)	157	(39)		118	.17
Restructuring charges (b)	242	(58)		184	.27
Transaction-related items (c)	24	(1)		23	.04
Gain on dispositions (d)	(35)	2		(33)	(.05)
Discrete tax items	—	9		9	.01
Adjusted (Non-GAAP)	$900	$(237)	(e)	$510	$.75
(a) Reflects a charge to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(b) Includes severance costs and charges for the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(c) Reflects legal, advisory, and other professional fees relating to the Transactions.
(d) Principally reflects a gain associated with the disposition of a noncore business.
(e) The reported effective income tax rate for the six months ended June 30, 2025 was 29.3% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $237 million divided by adjusted earnings from continuing operations before income taxes of $900 million, was 26.3%. These adjusted measures exclude the items affecting comparability detailed above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30, 2024
	Earnings (Loss) from Continuing Operations Before Income Taxes	Benefit from (Provision for) Income Taxes		Net Earnings (Loss) from Continuing Operations Attributable to Paramount	Diluted EPS from Continuing Operations
Reported (GAAP)	$(6,182)	$387	(f)	$(5,976)	$(9.08)	(g)
Items affecting comparability:
Programming charges (a)	1,118	(275)		843	1.27
Impairment charges (b)	5,996	(349)		5,647	8.52
Restructuring charges (c)	256	(52)		204	.31
Transaction-related items (d)	18	(3)		15	.02
Loss from investment	4	(1)		3	.01
Discrete tax items (e)	—	49		49	.07
Impact of antidilution	—	—		—	.04
Adjusted (Non-GAAP)	$1,210	$(244)	(f)	$785	$1.16	(g)
(a) Reflects programming charges associated with major changes to our content strategy, which are further described under Programming Charges.
(b) Reflects a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as a charge of $15 million to reduce the carrying values of FCC licenses in certain markets to their estimated fair values.
(c) Consists of severance costs and charges for the impairment of lease assets, as further described under Restructuring and Transaction-Related Items.
(d) Reflects legal and advisory fees relating to the Transactions.
(e) Primarily attributable to the establishment of a valuation allowance on a deferred tax asset that was not expected to be realized because of a reduction in our deferred tax liabilities caused by the goodwill impairment charge in the second quarter of 2024. This impact was partially offset by amounts realized in connection with the filing of our tax returns in certain international jurisdictions.
(f) The reported effective income tax rate for the six months ended June 30, 2024 was 6.3% and the adjusted effective income tax rate, which is calculated as the adjusted provision for income taxes of $244 million divided by adjusted earnings from continuing operations before income taxes of $1.21 billion, was 20.2%. These adjusted measures exclude the items affecting comparability detailed above.
(g) For the six months ended June 30, 2024, the weighted average number of common shares outstanding used in the calculation of reported diluted EPS from continuing operations is 660 million and in the calculation of adjusted diluted EPS from continuing operations is 663 million. The dilutive impact was excluded in the calculation of reported diluted EPS from continuing operations because it would have been antidilutive since we reported a net loss from continuing operations.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Consolidated Results of Operations
Three and Six Months Ended June 30, 2025 versus Three and Six Months Ended June 30, 2024
Revenues

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2025		2024		$	%
Advertising	$2,152	31%	$2,251	33%	$(99)	(4)%
Affiliate and subscription	3,445	50	3,275	48	170	5
Theatrical	254	4	138	2	116	84
Licensing and other	998	15	1,149	17	(151)	(13)
Total Revenues	$6,849	100%	$6,813	100%	$36	1%

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
Revenues by Type	2025		2024		$	%
Advertising	$4,665	33%	$5,347	37%	$(682)	(13)%
Affiliate and subscription	6,842	49	6,632	46	210	3
Theatrical	402	3	291	2	111	38
Licensing and other	2,132	15	2,228	15	(96)	(4)
Total Revenues	$14,041	100%	$14,498	100%	$(457)	(3)%
Advertising
The decreases in advertising revenues of 4% and 13% for the three and six months ended June 30, 2025, respectively, reflect the impacts from declines in the linear advertising market and new entrants to the digital advertising market, and for the six-month period includes a negative impact of 11% from the comparison against the broadcast of Super Bowl LVIII on CBS and Paramount+ in the first quarter of 2024. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025.

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

The growth in affiliate and subscription revenues of 5% and 3% for the three- and six-month periods, respectively, reflects increases of 9% and 8% from higher streaming subscription fees, driven by subscriber growth and pricing increases for Paramount+, partially offset by decreases from lower linear affiliate fees. Paramount+ subscribers grew to 77.7 million at June 30, 2025 from 68.4 million at June 30, 2024.

Theatrical
The increases in theatrical revenues of $116 million and $111 million for the three- and six-month periods, respectively, were driven by the second quarter 2025 release of Mission: Impossible - The Final Reckoning. Releases in the second quarter of 2024 included IF and A Quiet Place: Day One.

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

The decrease in licensing and other revenues of 13% and 4% for the three and six months ended June 30, 2025, respectively, primarily reflects lower revenues from secondary market licensing and content produced for third parties.
Operating Expenses

	Three Months Ended June 30,
		% of Operating		% of Operating	Increase/(Decrease)
Operating Expenses by Type	2025	Expenses	2024	Expenses	$	%
Content costs	$3,424	74%	$3,282	75%	$142	4%
Distribution and other	1,200	26	1,085	25	115	11
Total Operating Expenses	$4,624	100%	$4,367	100%	$257	6%

	Six Months Ended June 30,
		% of Operating		% of Operating	Increase/(Decrease)
Operating Expenses by Type	2025	Expenses	2024	Expenses	$	%
Content costs	$7,285	76%	$7,262	77%	$23	—%
Distribution and other	2,300	24	2,141	23	159	7
Total Operating Expenses	$9,585	100%	$9,403	100%	$182	2%
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

The content cost comparisons for the three and six months ended June 30, 2025 include higher costs for programming on our streaming services and for theatrical releases. The comparison for the six-month period includes a decrease of 5% from costs in 2024 associated with Super Bowl LVIII.

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

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
The increases of 11% and 7% for the three and six months ended June 30, 2025, respectively, primarily reflect higher revenue sharing costs for our streaming services, mainly for third-party distribution, which were driven by higher subscription revenues. The comparison for the three-month period also reflects higher costs for the distribution of theatrical releases.

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
Selling, General and Administrative Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Selling, general and administrative expenses	$1,401	$1,579	$(178)	(11)%	$2,944	$3,241	$(297)	(9)%
Selling, general and administrative (“SG&A”) expenses include costs incurred for advertising and marketing for our linear networks and streaming services, research, occupancy, professional service fees, and back office support, including employee compensation and technology. For the three and six months ended June 30, 2025, SG&A expenses decreased 11% and 9%, respectively, primarily reflecting lower compensation costs following the restructuring of our global workforce in 2024.

Depreciation and Amortization

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Depreciation and amortization	$87	$101	$(14)	(14)%	$175	$201	$(26)	(13)%
Depreciation and amortization expense reflects depreciation of fixed assets and amortization of finite-lived intangible assets. For the three and six months ended June 30, 2025, depreciation and amortization decreased 14% and 13%, respectively, primarily due to technology assets that became fully depreciated.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Impairment Charges
During the second quarter of 2025, we performed interim impairment tests of FCC licenses in six markets, which resulted in an impairment charge of $157 million to write down the carrying values of FCC licenses in these markets to their aggregate estimated fair value of $913 million. See Note 3 to the Consolidated Financial Statements for discussion of the methodology and inputs used for these impairment tests. For the six markets tested, an increase to the discount rate of 50 basis points, or a decrease to the long-term growth rate of 50 basis points, assuming no changes to other factors, would cause the aggregate fair value of FCC licenses to fall below the aggregate carrying value by $76 million and $59 million, respectively.

During the second quarter of 2024, we recorded a goodwill impairment charge for our Cable Networks reporting unit of $5.98 billion, as well as a charge of $15 million to write down the carrying values of FCC licenses in certain markets to their estimated fair values. The goodwill impairment charge resulted from a downward adjustment to the reporting unit’s expected cash flows, primarily as a result of indicators in the linear affiliate marketplace, and the estimated total company market value indicated by the Transactions and the NAI Transaction.

Restructuring and Transaction-Related Items
During the three and six months ended June 30, 2025 and 2024, we recorded the following restructuring charges and transaction-related items.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Severance (a)	$177	$70	$177	$225
Exit costs	—	—	65	31
Restructuring charges	177	70	242	256
Transaction-related items	4	18	24	18
Restructuring and transaction-related items	$181	$88	$266	$274
(a) Severance costs include the accelerated vesting of stock-based compensation.
Restructuring charges for the second quarter of 2025 included severance costs of $177 million associated with strategic changes in our global workforce in order to streamline our organization. Restructuring charges for the six months ended June 30, 2024 included severance costs of $225 million, which consisted of $155 million recorded during the first quarter associated with strategic changes in our global workforce and $70 million recorded during the second quarter related to the exit of our former CEO and other management changes.

Additionally, during the six months ended June 30, 2025 and 2024, we recorded exit costs of $65 million and $31 million, respectively, primarily for the impairment of lease assets that we ceased use of in connection with initiatives to reduce our real estate footprint and create cost synergies.

We also recorded legal, advisory, and other professional fees relating to the Transactions of $4 million and $24 million during the three and six months ended June 30, 2025, respectively, and $18 million during the three months ended June 30, 2024.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Gain on Dispositions
During the first quarter of 2025, we recorded gains totaling $35 million, principally associated with the disposition of a noncore business.

Interest Expense/Income

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Interest expense	$214	$215	$(1)	—%	$431	$436	$(5)	(1)%
Interest income	$32	$35	$(3)	(9)%	$70	$80	$(10)	(13)%
The following table presents our outstanding debt balances, excluding finance leases, and the weighted average interest rates as of June 30, 2025 and 2024.

	At June 30,
		Weighted Average		Weighted Average
	2025	Interest Rate	2024	Interest Rate
Total notes and debentures	$14,513	5.17%	$14,613	5.17%
Loss from Investment
During the first quarter of 2024, we recorded a loss of $4 million associated with the sale of an investment.

Other Items, Net
The following table presents the components of “Other items, net.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pension and postretirement benefit costs	$(34)	$(35)	$(68)	$(69)
Foreign exchange loss	(5)	(15)	(8)	(19)
Other	—	1	—	1
Other items, net	$(39)	$(49)	$(76)	$(87)
Provision for/Benefit from Income Taxes
The provision for/benefit from income taxes represents federal, state and local, and foreign taxes on earnings (loss) from continuing operations before income taxes and equity in loss of investee companies. For the three and six months ended June 30, 2025, we recorded a provision for income taxes of $50 million and $150 million, reflecting an effective income tax rate of 28.1% and 29.3%, respectively. These income tax provisions include tax benefits of $42 million and $58 million on pretax restructuring charges of $177 million and $242 million for the three- and six-month periods, respectively, and a tax benefit of $39 million on a pretax impairment charge for FCC licenses of $157 million for each of the three- and six-month periods. Our adjusted effective income tax rates, which exclude the impacts from restructuring and impairment charges, as well as the other items impacting comparability described under Reconciliation of Non-GAAP Measures, were 25.2% and 26.3% for the three and six months ended June 30, 2025, respectively.

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

On July 4, 2025, the U.S. government enacted tax legislation, which includes the extension of certain expired or expiring tax provisions, including a favorable change to the interest deduction limitation, and modifications to certain international tax provisions. The legislation has multiple effective dates with certain provisions effective in 2025. We are currently evaluating the impact on our future financial results, including a reassessment of the valuation allowance on our interest limitation carryforward deferred tax asset.

Equity in Loss of Investee Companies, Net of Tax
The following table presents equity in loss of investee companies for our equity-method investments.

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Equity in loss of investee companies	$(64)	$(71)	$7	10%	$(138)	$(162)	$24	15%
Tax provision	(3)	(1)	(2)	(200)	(2)	—	(2)	n/m
Equity in loss of investee companies, net of tax	$(67)	$(72)	$5	7%	$(140)	$(162)	$22	14%
n/m - not meaningful
Net Earnings (Loss) from Continuing Operations Attributable to Paramount and Diluted EPS from Continuing Operations

	Three Months Ended June 30,				Six Months Ended June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2025	2024	$	%	2025	2024	$	%
Net earnings (loss) from continuing operations attributable to Paramount	$57	$(5,413)	$5,470	n/m	$209	$(5,976)	$6,185	n/m
Diluted EPS from continuing operations	$.08	$(8.12)	$8.20	n/m	$.31	$(9.08)	$9.39	n/m
n/m - not meaningful
For the three months ended June 30, 2025, we reported net earnings from continuing operations attributable to Paramount of $57 million, or $.08 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $5.41 billion, or $8.12 per diluted share, for the same prior-year period. For the six months ended June 30, 2025, we reported net earnings from continuing operations attributable to Paramount of $209 million, or $.31 per diluted share, compared with a net loss from continuing operations attributable to Paramount of $5.98 billion, or $9.08 per diluted share, for the same prior-year period. 2025 includes an impairment charge in the second quarter of $157 million ($118 million, net of tax) to reduce FCC licenses in certain markets to

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
their fair value, and 2024 includes the second quarter goodwill impairment charge of $5.98 billion ($5.64 billion, net of tax) and the first quarter programming charges of $1.12 billion ($843 million, net of tax).
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

The tables below set forth our financial information by reportable segment. We present operating income excluding depreciation and amortization, stock-based compensation, impairment charges, restructuring charges, transaction-related items, programming charges, and gain on dispositions, each where applicable (“Adjusted OIBDA”), as the primary measure of profit and loss for our operating segments in accordance with Financial Accounting Standards Board (FASB) guidance for segment reporting. Programming charges consist only of charges related to major strategic changes, which are further described under Programming Charges, and do not include impairment charges that occur as part of our normal operations, which are recorded within content costs in the tables below, where applicable, and are not excluded in Adjusted OIBDA. Stock-based compensation is excluded from our segment measure of profit and loss because it is set and approved by our Board of Directors in consultation with corporate executive management. See Reconciliation of Non-GAAP Measures for a reconciliation of total Adjusted OIBDA to Operating Income (Loss), the most directly comparable financial measure in accordance with U.S. GAAP.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2025		2024		$	%
Revenues:
TV Media	$4,011	59%	$4,271	63%	$(260)	(6)%
Direct-to-Consumer	2,160	31	1,880	27	280	15
Filmed Entertainment	690	10	679	10	11	2
Eliminations	(12)	—	(17)	—	5	29
Total Revenues	$6,849	100%	$6,813	100%	$36	1%

	Three Months Ended June 30,
			Increase/(Decrease)
	2025	2024	$	%
Adjusted OIBDA:
TV Media	$863	$1,018	$(155)	(15)%
Direct-to-Consumer	157	26	131	504
Filmed Entertainment	(84)	(54)	(30)	(56)
Corporate/Eliminations	(73)	(73)	—	—
Stock-based compensation (a)	(39)	(50)	11	22
Total Adjusted OIBDA	824	867	(43)	(5)
Depreciation and amortization	(87)	(101)	14	14
Impairment charges	(157)	(5,996)	5,839	97
Restructuring and transaction-related items (a)	(181)	(88)	(93)	(106)
Total Operating Income (Loss)	$399	$(5,318)	$5,717	n/m
n/m - not meaningful
(a) For the three months ended June 30, 2025 and 2024, stock-based compensation expense of $4 million and $12 million, respectively, is included in “Restructuring and transaction-related items.”
Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
		% of Total Revenues		% of Total Revenues	Increase/(Decrease)
	2025		2024		$	%
Revenues:
TV Media	$8,549	61%	$9,502	65%	$(953)	(10)%
Direct-to-Consumer	4,204	30	3,759	26	445	12
Filmed Entertainment	1,317	9	1,284	9	33	3
Eliminations	(29)	—	(47)	—	18	38
Total Revenues	$14,041	100%	$14,498	100%	$(457)	(3)%

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)

	Six Months Ended June 30,
			Increase/(Decrease)
	2025	2024	$	%
Adjusted OIBDA:
TV Media	$1,785	$2,463	$(678)	(28)%
Direct-to-Consumer	48	(260)	308	n/m
Filmed Entertainment	(64)	(57)	(7)	(12)
Corporate/Eliminations (a)	(174)	(197)	23	12
Stock-based compensation (b)	(83)	(95)	12	13
Total Adjusted OIBDA	1,512	1,854	(342)	(18)
Depreciation and amortization	(175)	(201)	26	13
Programming charges	—	(1,118)	1,118	n/m
Impairment charges	(157)	(5,996)	5,839	97
Restructuring and transaction-related items (b)	(266)	(274)	8	3
Gain on dispositions	35	—	35	n/m
Total Operating Income (Loss)	$949	$(5,735)	$6,684	n/m
n/m - not meaningful
(a) Primarily reflects lower compensation costs following the restructuring of our global workforce in 2024.
(b) For the six months ended June 30, 2025 and 2024, stock-based compensation expense of $4 million and $14 million, respectively, is included in “Restructuring and transaction-related items.”
TV Media
Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
			Increase/(Decrease)
TV Media	2025	2024	$	%
Advertising	$1,657	$1,733	$(76)	(4)%
Affiliate and subscription	1,780	1,908	(128)	(7)
Licensing and other	574	630	(56)	(9)
Revenues	4,011	4,271	(260)	(6)

Content costs	1,956	1,968	(12)	(1)
Advertising and marketing	116	111	5	5
Other (a)	1,076	1,174	(98)	(8)
Expenses	3,148	3,253	(105)	(3)

Adjusted OIBDA	$863	$1,018	$(155)	(15)%
(a) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Revenues decreased 6% to $4.01 billion.

Advertising
The 4% decrease in advertising revenues was primarily driven by declines in the linear advertising market. Domestic advertising revenues decreased 1% to $1.39 billion, reflecting the declines in the linear advertising market, partially offset by an increase of 8% from CBS’s broadcast in the second quarter of 2025 of the National

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Semifinals and National Championship games of the NCAA Division I Men’s Basketball Championship (“NCAA Tournament”), which we have the rights to broadcast every other year. International advertising revenues decreased 20% to $265 million, which included a decrease of 18% from the comparison against amounts recognized during the second quarter of 2024 relating to the underreporting of revenue by an international sales partner in previous periods.

Affiliate and Subscription
Affiliate and subscription revenues decreased 7%, reflecting linear subscriber declines.

Licensing and Other
Licensing and other revenues decreased 9%, primarily due to the timing of content produced for third parties and lower revenues from secondary market licensing.

Expenses
Content Costs
The content costs comparison includes an increase from costs for CBS’s broadcast of the National Semifinals and National Championship games of the NCAA Tournament in the second quarter of 2025, which was more than offset by a decrease in other content costs.

Advertising and Marketing
Advertising and marketing expenses increased $5 million.

Other
Other expenses decreased 8%, primarily driven by lower employee costs.

Adjusted OIBDA
Adjusted OIBDA decreased 15%, reflecting the decline in revenues, partially offset by the decrease in expenses described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
TV Media
Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
			Increase/(Decrease)
TV Media	2025	2024	$	%
Advertising	$3,695	$4,315	$(620)	(14)%
Affiliate and subscription	3,606	3,906	(300)	(8)
Licensing and other	1,248	1,281	(33)	(3)
Revenues	8,549	9,502	(953)	(10)

Content costs	4,299	4,462	(163)	(4)
Advertising and marketing	269	280	(11)	(4)
Other (a)	2,196	2,297	(101)	(4)
Expenses	6,764	7,039	(275)	(4)

Adjusted OIBDA	$1,785	$2,463	$(678)	(28)%
(a) Other segment expenses for our TV Media segment include employee compensation; revenue-sharing costs to television stations affiliated with the CBS Television Network; costs relating to the distribution of our content; costs for research, occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Revenues decreased 10%, driven by a decrease of 6% from the comparison against CBS’s broadcast of the Super Bowl in the first quarter of 2024, and lower affiliate revenues.

Advertising
Advertising revenues decreased 14%, primarily reflecting a decrease of 12% from the comparison against CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024. We have the rights to broadcast the Super Bowl on a rotational basis with other networks, and therefore did not have a comparable broadcast in 2025. Domestic advertising revenues decreased 15% to $3.19 billion, reflecting the comparison against revenues from the Super Bowl in the first quarter of 2024 and declines in the linear advertising market, partially offset by the benefit from CBS’s broadcast in the second quarter of 2025 of the National Semifinals and National Championship games of the NCAA Tournament, which we have the rights to broadcast every other year. International advertising revenues decreased 12% to $505 million, primarily due to the comparison against amounts recognized during the second quarter of 2024 relating to the underreporting of revenue by an international sales partner in previous periods.

Affiliate and Subscription
Affiliate and subscription revenues decreased 8%, reflecting decreases of 7% from linear subscriber declines and 1% from contractual pricing, which was impacted by recent renewals.

Licensing and Other
Licensing and other revenues decreased 3%.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Expenses
Content Costs
The 4% decrease in content costs primarily reflects a decrease of 5% from the comparison against costs associated with CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024, partially offset by costs associated with CBS’s broadcast of the National Semifinals and National Championship games of the NCAA Tournament in the second quarter of 2025.

Advertising and Marketing
Advertising and marketing expenses decreased 4%, primarily driven by the comparison against marketing costs incurred in the first quarter of 2024 associated with CBS’s broadcast of the Super Bowl.

Other
Other expenses decreased 4%, primarily driven by lower employee costs.

Adjusted OIBDA
Adjusted OIBDA decreased 28%, primarily reflecting the comparison against the broadcast of the Super Bowl in the first quarter of 2024, as well as the decline in affiliate revenues and other advertising revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
			Increase/(Decrease)
Direct-to-Consumer	2025	2024	$	%
Advertising	$494	$513	$(19)	(4)%
Subscription	1,665	1,367	298	22
Licensing (a)	1	—	1	n/m
Revenues	2,160	1,880	280	15

Content costs	1,085	995	90	9
Advertising and marketing	294	265	29	11
Other (b)	624	594	30	5
Expenses	2,003	1,854	149	8

Adjusted OIBDA	$157	$26	$131	504%

n/m - not meaningful

(a) Primarily reflects revenues from the licensing of content rights acquired by BET+.
(b) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.

	Three Months Ended June 30,
(in millions)	2025	2024	Increase/(Decrease)
Paramount+ (Global)
Subscribers (a)	77.7	68.4	9.3	14%

Revenues	$1,771	$1,445	$326	23%
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
Revenues
Revenues increased 15%, primarily driven by growth from Paramount+.

Advertising
Advertising revenue decreased 4%, primarily reflecting the impact on pricing from new entrants to the digital advertising market.

Subscription
The 22% increase in subscription revenues was driven by growth in Paramount+ subscribers and pricing increases. Paramount+ subscribers increased 9.3 million, or 14%, compared with June 30, 2024, reflecting growth in both domestic and international subscribers.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
During the quarter, global Paramount+ subscribers decreased 1.3 million, or 2%, to 77.7 million, compared with 79.0 million at March 31, 2025, primarily reflecting the expiration of an international distribution agreement and the timing of premieres on Paramount+.

Expenses
Content Costs
Content costs increased 9%, principally reflecting higher costs for original programming.

Advertising and Marketing
Advertising and marketing expenses increased 11%, primarily driven by higher costs to promote Paramount+ original series, including MobLand.

Other
Other expenses increased 5%, primarily reflecting higher revenue sharing costs, mainly for third-party distribution, which were driven by the higher subscription revenues, partially offset by lower employee costs.

Adjusted OIBDA
Adjusted OIBDA improved $131 million to $157 million, reflecting the revenue growth partially offset by the higher costs described above.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Direct-to-Consumer
Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
			Increase/(Decrease)
Direct-to-Consumer	2025	2024	$	%
Advertising	$967	$1,033	$(66)	(6)%
Subscription	3,236	2,726	510	19
Licensing (a)	1	—	1	n/m
Revenues	4,204	3,759	445	12

Content costs	2,300	2,215	85	4
Advertising and marketing	635	612	23	4
Other (b)	1,221	1,192	29	2
Expenses	4,156	4,019	137	3

Adjusted OIBDA	$48	$(260)	$308	n/m

n/m - not meaningful
(a) Primarily reflects revenues from the licensing of content rights acquired by BET+.
(b) Other segment expenses for our Direct-to-Consumer segment include employee compensation; revenue-sharing costs, including for third-party distribution; costs for occupancy, technology, and professional services; and other costs associated with our operations.

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Paramount+ (Global)
Revenues	$3,457	$2,904	$553	19%
Revenues
Revenues increased 12%, primarily driven by growth from Paramount+.

Advertising
The 6% decrease in advertising revenues principally reflects a decrease of 4% from the comparison against revenues from Super Bowl LVIII in the first quarter of 2024, and the impact on pricing from new entrants to the digital advertising market.

Subscription
The 19% increase in subscription revenues was driven by growth in Paramount+ subscribers and pricing increases.

Expenses
Content Costs
Content costs increased 4%, principally reflecting higher costs for original programming, partially offset by a decrease of 5% from the comparison against costs associated with CBS’s broadcast of Super Bowl LVIII in the first quarter of 2024.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Advertising and Marketing
Advertising and marketing expenses increased 4%, primarily driven by higher costs to promote Paramount+ original series.

Other
Other expenses increased 2%.

Adjusted OIBDA
Adjusted OIBDA improved $308 million, reflecting the revenue growth partially offset by the higher costs described above.
Filmed Entertainment
Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2025	2024	$	%
Advertising (a)	$2	$7	$(5)	(71)%
Theatrical	254	138	116	84
Licensing and other	434	534	(100)	(19)
Revenues	690	679	11	2

Content costs	394	342	52	15
Advertising and marketing	195	190	5	3
Other (b)	185	201	(16)	(8)
Expenses	774	733	41	6

Adjusted OIBDA	$(84)	$(54)	$(30)	(56)%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
(b) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Revenues increased 2%, reflecting higher theatrical revenues, which were largely offset by lower licensing revenues.

Theatricals
Theatrical revenues increased 84%, or $116 million, driven by the second quarter 2025 release of Mission: Impossible - The Final Reckoning. Releases in the second quarter of 2024 included IF and A Quiet Place: Day One.

Licensing and Other
Licensing and other revenues decreased 19%, principally reflecting lower revenues from the licensing of animated content.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Expenses
Content Costs
The 15% increase in content costs primarily reflects higher costs associated with recent theatrical releases, led by Mission: Impossible - The Final Reckoning, partially offset by lower costs associated with the lower licensing revenues.

Advertising and Marketing
Advertising and marketing expenses increased 3%.
Other
Other expenses decreased 8%, primarily reflecting lower employee costs.

Adjusted OIBDA
Adjusted OIBDA decreased $30 million, primarily reflecting lower profits from licensing.
Fluctuations in results for the Filmed Entertainment segment may occur as a result of the timing of the recognition of distribution costs, including marketing costs, which are generally incurred before and throughout the theatrical release of a film, while the revenues for the respective film are recognized as earned through the film’s theatrical exhibition and distribution to other platforms.
Filmed Entertainment
Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
			Increase/(Decrease)
Filmed Entertainment	2025	2024	$	%
Advertising (a)	$5	$8	$(3)	(38)%
Theatrical	402	291	111	38
Licensing and other	910	985	(75)	(8)
Revenues	1,317	1,284	33	3

Content costs	715	631	84	13
Advertising and marketing	311	325	(14)	(4)
Other (b)	355	385	(30)	(8)
Expenses	1,381	1,341	40	3

Adjusted OIBDA	$(64)	$(57)	$(7)	(12)%
(a) Primarily reflects advertising revenues earned from the use of Filmed Entertainment content on third-party digital platforms.
(b) Other segment expenses for our Filmed Entertainment segment include employee compensation; costs relating to the distribution of our content; costs for occupancy, technology, and professional services; and other costs associated with our operations.
Revenues
Revenues increased 3%, driven by higher theatrical revenues, partially offset by lower licensing revenues.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Theatrical
Theatrical revenues increased 38%, driven by the above-mentioned release of Mission: Impossible - The Final Reckoning. Theatrical revenues in the current-year period also benefited from the fourth quarter 2024 release of Sonic the Hedgehog 3. The comparable prior-year period reflects the previously mentioned second quarter 2024 releases as well as the first quarter 2024 releases of Bob Marley: One Love and Mean Girls.

Licensing and Other
Licensing and other revenues decreased 8%, driven by lower revenues from the licensing of animated content.

Expenses
Content Costs
The 13% increase in content costs primarily reflects higher costs associated with recent theatrical releases, led by Mission: Impossible - The Final Reckoning, partially offset by lower costs associated with the lower licensing revenues.

Advertising and Marketing
Advertising and marketing expenses decreased 4%, driven by the number and timing of theatrical releases in each year.

Other
Other expenses decreased 8%, primarily reflecting lower employee costs.

Adjusted OIBDA
Adjusted OIBDA decreased $7 million, primarily reflecting lower profits from licensing, partially offset by higher profits from films in theaters during the 2025 period.
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

Our investing and financing spending includes capital expenditures; acquisitions; funding of investments, including our streaming joint venture, SkyShowtime, under which we and our joint venture partner committed to support initial operations over a multiyear period; discretionary share repurchases; dividends; and principal payments on our outstanding indebtedness. Our long-term debt obligations due over the next five years were $2.52 billion as of June 30, 2025. We routinely assess our capital structure and opportunistically enter into transactions to manage our outstanding debt maturities, which could result in a charge from the early extinguishment of debt.

Funding for both our short-term and long-term operating, investing and financing needs will come primarily from cash flows from operating activities, cash and cash equivalents, which were $2.74 billion as of June 30, 2025, and

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
our ability to refinance our debt. Any additional cash funding requirements are financed with short-term borrowings, including commercial paper, and long-term debt. To the extent that commercial paper is not available to us, the borrowing capacity under our $3.50 billion Credit Facility described below is sufficient to satisfy short-term borrowing needs. In addition, if necessary, we can increase our liquidity position by reducing non-committed spending.

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
Cash Flows
The changes in cash and cash equivalents were as follows:

	Six Months Ended June 30,
	2025	2024	Increase/(Decrease)
Net cash flow provided by operating activities	$339	$319	$20
Net cash flow (used for) provided by investing activities from:
Continuing operations	(184)	(245)	61
Discontinued operations	—	48	(48)
Net cash flow used for investing activities	(184)	(197)	13
Net cash flow used for financing activities	(161)	(237)	76
Effect of exchange rate changes on cash and cash equivalents	84	(30)	114
Net increase (decrease) in cash and cash equivalents	$78	$(145)	$223
Operating Activities
The operating cash flow comparison benefited from lower spending for content and was negatively impacted by lower collections, as well as payments of $111 million in 2025 to fund the Company’s qualified pension plans. Additionally, net cash flow provided by operating activities includes payments of $178 million and $100 million for the six months ended June 30, 2025 and 2024, respectively, associated with restructuring, transaction-related costs and transformation initiatives, net of insurance recoveries received related to litigation associated with the 2019 merger of Viacom Inc. and CBS Corporation. Our transformation initiatives are related to advancing our technology, including the unification and evolution of systems and platforms, and migration to the cloud.

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Investing Activities

	Six Months Ended June 30,
	2025	2024
Investments	$(148)	$(166)
Capital expenditures (a)	(102)	(100)
Proceeds from dispositions (b)	66	21
Net cash flow used for investing activities from continuing operations	(184)	(245)
Net cash flow provided by investing activities from discontinued operations (c)	—	48
Net cash flow used for investing activities	$(184)	$(197)
(a) Includes payments associated with the implementation of our transformation initiatives of $1 million and $5 million for 2025 and 2024, respectively.
(b) 2025 primarily reflects proceeds received from the disposition of a noncore business, and both periods include the collection of receivables associated with the 2022 sale of a 37.5% interest in The CW.
(c) 2024 reflects additional proceeds received from a working capital adjustment related to the sale of Simon & Schuster in 2023.

Financing Activities

	Six Months Ended June 30,
	2025	2024
Dividends paid on preferred stock	$—	$(29)
Dividends paid on common stock	(70)	(68)
Payment of payroll taxes in lieu of issuing shares for stock-based compensation	(26)	(18)
Payments to noncontrolling interests	(65)	(97)
Other financing activities	—	(25)
Net cash flow used for financing activities	$(161)	$(237)
Dividends
The following table presents dividends declared per share and total dividends for our Class A and Class B Common Stock for the three and six months ended June 30, 2025 and 2024, and our 5.75% Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”) for the six months ended June 30, 2024. On April 1, 2024, each outstanding share of our Mandatory Convertible Preferred Stock automatically and mandatorily converted into 1.1765 shares of our Class B Common Stock. The final dividend on the Mandatory Convertible Preferred Stock was declared during the first quarter of 2024 and paid on April 1, 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Class A and Class B Common Stock
Dividends declared per common share	$.05	$.05	$.10	$.10

Total common stock dividends	$35	$34	$70	$69
Mandatory Convertible Preferred Stock
Dividends declared per preferred share	n/a	n/a	n/a	$1.4375

Total preferred stock dividends	n/a	n/a	n/a	$14
n/a - not applicable

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Capital Structure
The following table sets forth our debt.

	At	At
	June 30, 2025	December 31, 2024
Senior debt	$12,879	$12,868
Junior debt	1,634	1,633
Obligations under finance leases	1	—
Total debt (a)	14,514	14,501
Less current portion	346	—
Total long-term debt, net of current portion	$14,168	$14,501
(a) At June 30, 2025 and December 31, 2024, the senior and junior debt balances included (i) a net unamortized discount of $391 million and $401 million, respectively, and (ii) unamortized deferred financing costs of $72 million and $74 million, respectively. The face value of our total debt was $14.98 billion at both June 30, 2025 and December 31, 2024.

Senior Debt
At June 30, 2025, our senior debt was comprised of senior notes and debentures due between 2026 and 2050 with interest rates ranging from 2.90% to 7.875%.

Junior Debt
At June 30, 2025, our junior debt was comprised of $644 million 6.25% junior subordinated debentures due 2057 and $990 million 6.375% junior subordinated debentures due 2062. The subordination and extended term, as well as an interest deferral option of our junior subordinated debentures provide significant credit protection measures for senior creditors and, as a result of these features, the debentures received a 50% equity credit by Standard & Poor’s Rating Services, Fitch Ratings Inc., and Moody’s Investors Service, Inc.

Commercial Paper
At both June 30, 2025 and December 31, 2024, we had no outstanding commercial paper borrowings.

Credit Facility
At June 30, 2025, we had a $3.50 billion revolving credit facility that matures in January 2027 (the “Credit Facility”). The Credit Facility is used for general corporate purposes and to support commercial paper borrowings, if any. We may, at our option, also borrow in certain foreign currencies up to specified limits under the Credit Facility. Borrowing rates under the Credit Facility are determined at the time of each borrowing and are generally based on either the prime rate in the U.S. or an applicable benchmark rate plus a margin (based on our senior unsecured debt rating), depending on the type and tenor of the loans entered into. The benchmark rate for loans denominated in U.S. dollars is Term SOFR, and for loans denominated in euros, sterling and yen is based on EURIBOR, SONIA and TIBOR, respectively. At June 30, 2025, we had no borrowings outstanding under the Credit Facility and the availability under the Credit Facility was $3.50 billion.

The Credit Facility has one principal financial covenant which sets a maximum Consolidated Total Leverage Ratio (“Leverage Ratio”) at the end of each quarter. The maximum Leverage Ratio was 5.25x for the quarter ended June 30, 2025 and will decrease 0.25x for each subsequent quarter until the quarter ending March 31, 2026 when it will be 4.5x, and will remain at this level until maturity. The Leverage Ratio reflects the ratio of our Consolidated Indebtedness, net of unrestricted cash and cash equivalents at the end of a quarter, to our Consolidated EBITDA (each as defined in the credit agreement) for the trailing twelve-month period. In May 2025, we entered into an

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
amendment to our Credit Facility, which increased the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness, in the calculation of the Leverage Ratio, from $1.50 billion to $3.0 billion, effective immediately, and amended the definition of Consolidated EBITDA to include an additional add-back (which is capped at 15% of Consolidated EBITDA after giving effect to such add-back) for cash items associated with provisions for restructuring or other business optimization programs, litigation and environmental reserves and losses on the disposition of businesses. Under the August 2024 amendment to the Credit Facility (which is further described below), the increase to the maximum amount of unrestricted cash and cash equivalents that can be netted against Consolidated Indebtedness would have become operative upon closing of the Transactions. We met the covenant as of June 30, 2025.

The Credit Facility also includes a provision that the occurrence of a change of control of Paramount will be an event of default that would give the lenders the right to accelerate any outstanding loans and terminate their commitments. In August 2024, we entered into amendments to the Credit Facility and our $1.9 billion standby letter of credit facility (see Letters of Credit and Surety Bonds), which, among other things, revise the change of control provision and related definitions to reflect the ownership structure of Paramount after giving effect to the Transactions and the NAI Transaction. These amendments will only become operative upon closing of the Transactions (see Skydance Transactions).

Other Bank Borrowings
At both June 30, 2025 and December 31, 2024, we had no outstanding bank borrowings under Miramax’s $50 million credit facility that matures in November 2025.
Guarantees
Letters of Credit and Surety Bonds
At June 30, 2025, we had outstanding letters of credit and surety bonds of $1.18 billion that were not recorded on the Consolidated Balance Sheet, including $960 million issued under a $1.9 billion standby letter of credit facility in accordance with the contractual requirements of one of our commitments. The amount outstanding under the letter of credit decreases throughout 2025 as we make payments under the related contractual commitment. Letters of credit and surety bonds are primarily used as security against non-performance in the normal course of business under contractual requirements of certain of our commitments. The standby letter of credit facility, which matures in May 2026, is subject to provisions similar to the Credit Facility, including the same principal financial covenant (see Capital Structure — Credit Facility).

Lease Guarantees
We have certain indemnification obligations with respect to leases primarily associated with the previously discontinued operations of Famous Players Inc. Our guarantee liability relating to these lease commitments totaled $8 million at June 30, 2025, and is presented within “Other liabilities” on the Consolidated Balance Sheet. The amount of lease commitments varies over time depending on the expiration or termination of individual underlying leases, or the related indemnification obligation, and foreign exchange rates, among other things. We may also have exposure for certain other expenses related to the leases, such as property taxes and common area maintenance. We believe our accrual is sufficient to meet any future obligations based on our consideration of available financial information, the lessees’ historical performance in meeting their lease obligations and the underlying economic factors impacting the lessees’ business models.

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

Litigation Relating to the Transactions
In connection with the Transactions, on July 24, 2024, Scott Baker, a purported holder of Class B Common Stock, filed a putative class action lawsuit in the Court of Chancery of the State of Delaware (the “Court”) against NAI, Shari E. Redstone, Barbara M. Byrne, Linda M. Griego, Judith A. McHale, Charles E. Phillips, Jr., Susan Schuman, Skydance and David Ellison (the “Baker Action”). The complaint alleges breaches of fiduciary duties to Class B stockholders in connection with the negotiation and approval of the Transaction Agreement, among other claims, and seeks unspecified damages, costs and expenses, as well as other relief. On November 4, 2024, the Court granted the parties’ stipulation in the Baker Action agreeing to (i) postpone briefing on motions to dismiss until the filing or designation of an operative complaint following the resolution of the plaintiff’s motion to appoint him and the Baerlocher Family Trust, a purported holder of Class B Common Stock, as co-lead plaintiffs and Berger Montague PC as interim class counsel (the “Baker Leadership Motion”), and (ii) stay discovery until the resolution of any motions to dismiss any operative complaint following resolution of the Baker Leadership Motion. Throughout October 2024, various purported stockholders filed motions for intervention to oppose the Baker Leadership Motion. On December 31, 2024, the plaintiff, along with Mark Baerlocher, as trustee for the Baerlocher Family Trust, filed an amended complaint alleging the same breaches of fiduciary duties against the same defendants as in the original complaint. On June 27, 2025, counsel for Mr. Baker informed the Court that the Baker Leadership Motion would be withdrawn without prejudice and that the group of purported stockholders seeking lead plaintiff status would meet and confer to propose a schedule for resolving lead plaintiff applications.

Further, on April 30, 2024, a purported holder of Class B Common Stock filed a verified complaint for the inspection of books and records under Section 220 of the General Corporation Law of the State of Delaware (the “DGCL”) in the Court against us, seeking the inspection of our books and records in order to investigate whether our Board of Directors, NAI, Shari E. Redstone and/or our executive officers may have breached their fiduciary duties to our stockholders for alleged diversion of corporate opportunities (the “220 Action”). The magistrate judge held a trial on July 24, 2024 relating to the 220 Action and denied the request for the inspection of books and records. The plaintiff in the 220 Action noticed an exception to the Court, and on January 29, 2025, the Court ruled that the plaintiff is entitled to obtain books and records that are both necessary and sufficient to fulfill the purpose of its request. On February 25, 2025, the Court granted an implementing order that returned the 220 Action to the magistrate judge for further proceedings on the scope of production. On March 24, 2025, the Court granted our application for certification of interlocutory appeal to the Delaware Supreme Court, and on April 30, 2025, the

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
Delaware Supreme Court accepted the interlocutory appeal. Briefing on the appeal is complete. Certain other purported holders of Class B Common Stock and Class A Common Stock have delivered demand letters to investigate similar alleged breaches of fiduciary duties in connection with the Transactions and are requesting the inspection of books and records. We have also received demand letters from purported holders of Class B Common Stock related to alleged omissions in New Paramount’s registration statement on Form S-4.

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

Litigation Related to Distribution Agreements
In October 2024, Sony Pictures Television Inc., along with Jeopardy Productions, Inc. and Califon Productions, Inc. (collectively, “Sony”), filed a civil complaint for damages against CBS Studios Inc. in the Superior Court of the State of California, for Los Angeles County, asserting a breach of contract claim against us relating to our exclusive right to distribute Wheel of Fortune and Jeopardy! (the “Distribution Agreements”). In December 2024, we filed a cross-complaint against Sony seeking, among other things, a declaration that the Distribution Agreements remain in full force and effect. On February 3, 2025, Sony purported to assume our distribution functions, and on February 4, 2025, we filed an ex parte application, seeking a temporary restraining order preventing Sony from assuming these distribution functions, which the trial court granted on February 5, 2025. On April 10, 2025, the trial court declined to issue a preliminary injunction preventing Sony from assuming these distribution functions for the duration of the litigation. On April 11, 2025, we appealed the trial court’s ruling and requested a stay of the order denying the preliminary injunction, which was granted on April 16, 2025. Further proceedings are ongoing in the appeals court and the trial court.

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

Claims are frequently filed and/or settled in groups, which may make the amount and timing of settlements, and the number of pending claims, subject to significant fluctuation from period to period. We do not report as pending those claims on inactive, stayed, deferred or similar dockets that some jurisdictions have established for claimants who allege minimal or no impairment. As of June 30, 2025, we had pending approximately 17,790 asbestos claims, as compared with approximately 18,310 as of December 31, 2024. During the second quarter of 2025, we received approximately 740 new claims and closed or moved to an inactive docket approximately 670 claims. We report claims as closed when we become aware that a dismissal order has been entered by a court or when we have reached agreement with the claimants on the material terms of a settlement. Settlement costs depend on the seriousness of the injuries that form the basis of the claims, the quality of evidence supporting the claims and other factors. Our total costs for the years 2024 and 2023 for settlement and defense of asbestos claims after insurance recoveries and net of tax were approximately $34 million and $54 million, respectively. Our costs for settlement and defense of asbestos claims may vary year to year and insurance proceeds are not always recovered in the same period as the insured portion of the expenses.

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
Cautionary Note Concerning Forward-Looking Statements
This Quarterly Report on Form 10-Q contains both historical and forward-looking statements, including statements related to our future results, performance and achievements. All statements that are not statements of historical fact are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Similarly, statements that describe our objectives, plans or goals are or may be forward-looking statements. These forward-looking statements reflect our current expectations concerning future results and events; generally can be identified by the use of statements that include phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “foresee,” “likely,” “will,” “may,” “could,” “estimate” or other similar words or phrases; and involve known and unknown risks, uncertainties and other factors that are difficult to predict and which may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements. These risks, uncertainties and other factors include, among others: risks related to our streaming business; the adverse impact on our advertising revenues as a result of changes in consumer behavior, advertising market conditions and deficiencies in audience measurement; risks related to operating in highly competitive and dynamic industries, including cost increases; the unpredictable nature of consumer behavior, as well as evolving technologies and distribution models; risks related to our decisions to make investments in new businesses, products, services and technologies, and the evolution of our

Management’s Discussion and Analysis of
Results of Operations and Financial Condition (Continued)
(Tabular dollars in millions, except per share amounts)
business strategy; the potential for loss of carriage or other reduction in or the impact of negotiations for the distribution of our content; damage to our reputation or brands; losses due to asset impairment charges for goodwill, intangible assets, FCC licenses and content; liabilities related to discontinued operations and former businesses; increasing scrutiny of, and evolving expectations for, sustainability initiatives; evolving business continuity, cybersecurity, privacy and data protection and similar risks; content infringement; domestic and global political, economic and regulatory factors affecting our businesses generally, including tariffs and other changes in trade policies; the inability to hire or retain key employees or secure creative talent; disruptions to our operations as a result of labor disputes; challenges realizing synergies and other anticipated benefits expected from the Transactions, including integrating the Companyʼs and Skydanceʼs businesses successfully; the dilution to the earnings per share of New Paramount which may negatively affect the price of New Paramount Class B Common Stock; any negative effects following the completion of the Transactions on the market price of New Paramount Class B Common Stock; the uncertainty of the Companyʼs stockholders with respect to the value of the stock consideration they will receive; the risks that holders of our Class B Common Stock may not receive all merger consideration in the form they elect; the reduced ownership and economic interest of our existing stockholders in New Paramount; the cutbacks the PIPE Transaction is subject to in the event that stock elections exceed specified thresholds; the risks that the Transactions may be prevented or delayed or the anticipated benefits of the Transactions could be reduced if we do not obtain certain regulatory approvals; the conditions to the closing to which the Transactions are subject; our and New Paramountʼs continued incurrence of significant transaction and merger-related transaction costs in connection with the Transactions; business uncertainties, including the effect of the Transactions on the Companyʼs employees, commercial partners, clients and customers, and contractual restrictions while the Transactions are pending; the Transaction Agreementʼs limitation on our ability to pursue alternatives to the Transactions; tax consequences of the Transactions that may adversely affect holders of our Common Stock; the imposition of a new U.S. federal excise tax on us or on New Paramount in connection with redemptions by us or New Paramount of our respective shares; interests of our executive officers, directors and affiliates of Paramount that are different from, or in addition to, the rights of our stockholders; risks related to a failure to complete the Transactions which could negatively impact our businesses or financial results and the stock price of our Common Stock; lawsuits relating to the Transactions potentially preventing or delaying the closing of the Transactions and/or resulting in substantial costs; the waiver of one or more of the conditions to closing without re-obtaining stockholder approval; difficulties retaining, motivating and recruiting executives and other key employees before and following the completion of the Transactions in light of uncertainty regarding the Transactions; the Transactions triggering change of control or other provisions in certain agreements which may allow third parties to terminate or alter existing contracts or relationships; our stockholders not being entitled to appraisal rights in connection with the Transactions; changes and uncertainties with respect to taxes in the jurisdictions in which New Paramount will operate which may have an adverse effect on New Paramountʼs business; volatility in the prices of our Common Stock; potential conflicts of interest arising from our ownership structure with a controlling stockholder; and other factors described in our news releases and filings with the Securities and Exchange Commission, including but not limited to our most recent Annual Report on Form 10-K and reports on Form 10-Q and Form 8-K. There may be additional risks, uncertainties and factors that we do not currently view as material or that are not necessarily known. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date of this report, and we do not undertake any obligation to publicly update any forward-looking statements to reflect subsequent events or circumstances.

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
Company Purchases of Equity Securities
In November 2010, we announced that our Board of Directors approved a program to repurchase $1.5 billion of our common stock in open market purchases or other types of transactions (including accelerated stock repurchases or privately negotiated transactions). Since then, various increases totaling $16.4 billion have been approved and announced, including most recently, an increase to the share repurchase program to a total availability of $6.0 billion on July 28, 2016. During the second quarter of 2025, we did not purchase any shares under our publicly announced share repurchase program, which had remaining authorization of $2.36 billion at June 30, 2025.

Item 6.	Exhibits.

Exhibit No.		Description of Document
(10)		Material Contracts
(a)
Paramount Global Amended and Restated Long-Term Incentive Plan, effective as of July 2, 2025 (incorporated by reference to Annex A to the Definitive Proxy Statement of Paramount Global filed June 2, 2025) (File No. 001-09553).*

	(b)	Form of Terms and Conditions for Restricted Share Units under the Paramount Global Amended and Restated Long-Term Incentive Plan (filed herewith).*
(c)
Paramount Global Amended and Restated Equity Plan for Outside Directors, effective as of July 2, 2025 (incorporated by reference to Annex B to the Definitive Proxy Statement of Paramount Global filed June 2, 2025) (File No. 001-09553).*

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

PARAMOUNT GLOBAL (Registrant)

Date: July 31, 2025	/s/ Andrew Warren
Andrew Warren Executive Vice President, Interim Chief Financial Officer

Date: July 31, 2025	/s/ Katherine Gill-Charest
Katherine Gill-Charest Executive Vice President, Controller and Chief Accounting Officer